Form 10-Q
period 1996-03-31
TIG HOLDINGS INC
filed 1996-05-14
CIK 897430

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549
                                   FORM 10-Q

                 (X) Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                 For the Quarterly Period Ended March 31, 1996

                                       OR

             (   )TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Transition Period from         to

                         Commission File Number 1-11856


                               TIG HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)

        DELAWARE                                                 94-3172455
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                               Identification No.)


                        65 EAST 55TH STREET, 28TH FLOOR
                           NEW YORK, NEW YORK  10022
                    (Address of principal executive offices)

                                 (212) 446-2700
              (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes       X          No
                                  ----------          ----------


     Number of shares of Class A Common Stock, $0.01 par value per share, outstanding as of close of business on March 31, 1996: 35,793 shares, and number of shares of Common Stock, $0.01 par value per share, outstanding as of close of business on March 31, 1996: 58,846,498 excluding 5,491,500 treasury shares.

PART I.  FINANCIAL INFORMATION                                        PAGE

Item 1. Financial Statements

        Condensed consolidated balance sheets as of March 31, 1996
        (unaudited) and December 31, 1995.............................  1

        Condensed consolidated statements of income for the three
        months ended March 31, 1996 (unaudited) and March 31, 1995
        (unaudited)...................................................  2

        Condensed consolidated statement of changes in shareholders' equity for the three months ended March 31, 1996 (unaudited).. 3

        Condensed consolidated statements of cash flows for the three months ended March 31, 1996 (unaudited) and March 31, 1995
        (unaudited)...................................................  4

        Notes to condensed consolidated financial statements
        (unaudited)...................................................  5

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

    2.1 Consolidated Results..........................................  8
    2.2 Reinsurance................................................... 11
    2.3 Retail........................................................ 13
    2.4 Commercial Specialty.......................................... 15
    2.5 Other Lines................................................... 17
    2.6 Investments................................................... 18
    2.7 Reserves...................................................... 21
    2.8 Liquidity and Capital Resources............................... 22
    2.9 Glossary...................................................... 23


PART II.  OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K.............................. 25
        Exhibit 11 - Computation of Earnings Per Share (unaudited).... 26

SIGNATURES............................................................ 27

                               TIG HOLDINGS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                        March 31,  December 31,
(In millions, except share data)                            1996      1995
                                                       ---------- ------------
ASSETS                                                (Unaudited)
  Investments:
     Fixed maturities at market
       (cost: $4,256 in 1996 and $4,233 in 1995 )         $4,297    $4,402
     Short-term and other investments, at cost which
       approximates market                                   114       148
                                                          -------   -------
       Total investments                                   4,411     4,550

  Cash                                                         1         4
  Accrued investment income                                   57        56
  Premium receivable (net of allowance of: $4 in 1996        424       409
    and $3 in 1995)
  Reinsurance recoverable (net of allowance of: $9 in      1,232     1,221
    1996 and 1995)
  Deferred policy acquisition costs                          147       144
  Prepaid reinsurance premium                                107       111
  Income taxes                                               157        60
  Other assets                                               123       128
                                                          -------   -------

       Total assets                                       $6,659    $6,683
                                                          =======   =======
LIABILITIES
  Reserves for:
     Losses                                               $3,306    $3,288
     Loss adjustment expenses                                582       598
     Unearned premium                                        726       712
                                                          -------   -------
       Total reserves                                      4,614     4,598

  Dividends to policyholders                                  25        30
  Reinsurance premium payable                                 57        69
  Funds withheld under reinsurance agreements                191       151
  Notes payable                                              119       120
  Other liabilities                                          411       314
                                                          -------   -------
       Total liabilities                                   5,417     5,282

MANDATORY REDEEMABLE PREFERRED STOCK                          25        25

SHAREHOLDERS' EQUITY
  Common stock - par value $0.01 per share
       (authorized: 180,000,000 shares; issued and
       outstanding:64,337,998 shares in 1996 and
       64,125,050 shares in 1995)                          1,188     1,186
  Class A convertible common stock - par value $0.01
       per share (authorized: 1,000,000 shares;
       issued and outstanding: 35,793 shares in
       1996 and 1995)                                          1         1
  Retained earnings                                          134       168

  Net unrealized gain on fixed maturity investments,
       net of taxes                                           27       110
  Net unrealized loss on foreign currency, net of
       taxes                                                  (1)       (1)
                                                          -------   -------
                                                           1,349     1,464

  Treasury stock (5,491,500 shares in 1996 and
        4,041,100 shares in 1995)                           (132)      (88)
                                                          -------   -------
       Total shareholders' equity                          1,217     1,376
                                                          -------   -------
       Total liabilities and shareholders' equity         $6,659    $6,683
                                                          =======   =======

See Notes to Condensed Consolidated Financial Statements.

                              TIG HOLDINGS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                 (Unaudited)
                                                          Three  Months
                                                          Ended March 31,
                                                         ----------------
(In millions, except per share data)                       1996    1995
REVENUES
  Net premium earned                                      $386    $418
  Net investment income                                     69      65
  Net realized investment loss                               -     (13)
                                                          -----   ------
       Total revenues                                      455      470

LOSSES AND EXPENSES
  Net losses and loss adjustment expenses incurred         306      309
  Commissions and premium related expenses                  89       96
  Other operating expenses                                  41       42
  Dividends to policyholders                                 1        3
  Restructuring charges                                    100        -
                                                          -----   ------
       Total  losses and expenses                          537      450


 (Loss) income before income tax benefit (expense)         (82)      20
Income tax benefit (expense)                                51       (2)


NET (LOSS) INCOME                                         $(31)     $18
                                                         ------    -----

NET (LOSS) INCOME PER COMMON SHARE                      $(0.53)   $0.28
                                                        -------   ------

DIVIDEND PER COMMON SHARE                                $0.05    $0.05
                                                        -------   ------

 See Notes to Condensed Consolidated Financial Statements.

                                                 TIG HOLDINGS, INC.
                                         CONDENSED CONSOLIDATED STATEMENT
                                        OF CHANGES IN SHAREHOLDERS' EQUITY

                                                      Unrealized  Foreign               Total
                                      Class A         Investment  Currency             Share-
                              Common  Common  Retained   Gain   Translation  Treasury holders'
(In millions)                  Stock   Stock  Earnings  (Loss)   Adjustment   Stock    Equity

Balance at December 31, 1995  $1,186      $1    $168      $110        $(1)     $(88)    $1,376
Net loss                                         (31)                                      (31)
Common stock dividends                            (3)                                       (3)
Common stock issued                1                                                         1
Amortization of unearned
     compensation                  1                                                         1
Treasury stock                                                                  (44)       (44)
Change in net unrealized
    gain on fixed maturity
     investments                                           (83)                            (83)

- - -----------------------------------------------------------------------------------------------
Balance at March 31, 1996      $1,188     $1     $134      $27        $(1)    $(132)    $1,217
===============================================================================================


See Notes to Condensed Consolidated Financial Statements.

                                                         TIG HOLDINGS, INC.
                                          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                            (unaudited)


                                                                       Three Months
                                                                       Ended March 31,

(In millions)                                                            1996     1995

OPERATING ACTIVITIES
  Net (loss) income                                                      $(31)    $18
  Adjustments to reconcile net (loss) income to cash provided by operating activities:
     Changes in:
         Loss reserves                                                     18      43
         Loss adjustment expense reserves                                 (16)    (11)
         Unearned premium reserves                                         14      16
         Reinsurance recoverable                                          (11)    (45)
         Prepaid reinsurance premium                                        4     (15)
         Premium receivable                                               (15)    (20)
         Deferred policy acquisition costs                                 (3)     (5)
         Dividends to policyholders                                        (5)     (3)
         Funds withheld under reinsurance agreements                       40       6
         Reinsurance premium payable                                      (12)      1
         Other assets and Other liabilities                               102      18
         Accrued investment income                                         (1)      2
         Income taxes                                                     (52)      2
     Investment loss                                                        -      13
     Other                                                                 18       1
                                                                          ----    ----
       Net cash provided by operating activities                           50      21

INVESTING ACTIVITIES
     Purchases of fixed maturity investments                             (719)   (417)
     Sales of fixed maturity investments                                  615     422
     Maturities and calls of fixed maturity investments                    63      40
     Net (increase) decrease in short-term and other investments           34     (25)
     Other                                                                  -     (30)
                                                                         -----   -----
       Net cash used in investing activities                               (7)    (10)

FINANCING ACTIVITIES
     Common stock issued                                                    1       -
     Acquisition of treasury stock                                        (44)     (8)
     Common stock dividends                                                (3)     (3)
     Other                                                                  -      (1)
                                                                          ----    ----
       Net cash used in financing activities                              (46)    (12)

     Decrease in cash                                                      (3)     (1)
     Cash at beginning of period                                            4       9
                                                                          ----    ----
       Cash at end of period                                               $1      $8
                                                                          ====    ====

See Notes to Condensed Consolidated Financial Statements.

                               TIG HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   For the Three Months Ended March 31, 1996
                                  (Unaudited)


NOTE A. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION. TIG Holdings, Inc. ("TIG Holdings") is primarily engaged in the business of property/casualty insurance and reinsurance through its 16 insurance subsidiaries (collectively "TIG" or "the Company"). The accompanying unaudited condensed consolidated financial statements include the accounts of TIG Holdings and its subsidiaries and have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation have been included. Financial statements prepared in accordance with GAAP require the use of management estimates. Certain reclassifications of prior year amounts have been made to conform with the 1996 presentation.

Operating results for the three months ended March 31, 1996 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in TIG's annual report on Form 10-K for the year ended December 31, 1995.

EARNINGS PER SHARE ("EPS"). Primary EPS for the three months ended March 31, 1996 and 1995 is calculated based upon the weighted average common shares outstanding ("average shares") during the period. In order to calculate average shares, unallocated ESOP shares and treasury shares are deducted from the outstanding common shares. Class A common stock and common stock options are considered common stock equivalents and are included in average share calculations if dilutive. Common stock equivalents were excluded from the EPS computation for the three months ended March 31, 1996, as their inclusion would decrease the net loss per share. To obtain net income attributable to common shareholders for EPS computations, the preferred stock dividend is deducted from net income. Refer also to Exhibit 11.

INCOME TAXES. Deferred federal income taxes are provided for differences between the financial statement amounts and tax basis of assets and liabilities. Deferred income taxes at March 31, 1996 and December 31, 1995 included a deferred liability of $14 million and $59 million, respectively, related to net unrealized investment gains.

LOSS AND LOSS ADJUSTMENT EXPENSE RESERVES. The liability for unpaid losses and loss adjustment expenses ("LAE") is based on an evaluation of reported losses and on estimates of incurred but unreported losses. The reserve liabilities are determined using adjusters' individual case estimates and statistical projections. The liability is reported net of estimated salvage and subrogation recoverable. Adjustments to the liability resulting from subsequent developments or revisions to the estimate are reflected in results of operations in the period in which such adjustments become known. While there can be no assurance that the reserves at any given date are adequate to meet TIG's obligations, the amounts reported on the balance sheet are management's best estimate of that amount.

                               TIG HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   For the Three Months Ended March 31, 1996
                                  (Unaudited)

NOTE B.  RESTRUCTURING CHARGES

In February 1996, TIG announced the reorganization of its commercial operations and plans to exit certain lines of business that failed to meet profitability
standards.   As a result of this reorganization, TIG has taken the following actions: 1) combined its Specialty Commercial and Worker's Compensation divisions to form a new division called Commercial Specialty, 2) identified field offices for consolidation and closure, 3) identified lines of business for non-renewal or cancellation for which 1995 net premium written was approximately $190 million or 12% of consolidated 1995 net premium written, 4) formed a run-off division to administer contractually required policy renewals for run-off lines of business, and 5) notified approximately 600 employees that their positions would be eliminated - approximately 400 by May 31, 1996 and the remainder no later than December 1997. Management estimates that most run-off lines policies will be non-renewed by the end of 1997.

TIG recorded a $100 million accrual in first quarter 1996 for estimated restructuring charges comprised of severance of $17 million; contractual policy obligations of $37 million; office lease terminations of $18 million; furniture, equipment and capitalized software write-downs of $12 million; and a reserve for litigation and credit issues related to terminated producers of $16 million.
The remaining reserve at March 31, 1996 is $88 million. Charges against the restructuring accrual of $12 million in the first quarter 1996 are comprised of lease buyouts of $9 million and costs of contractual policy obligations of $3 million. The components of the underwriting loss from the Other Lines division, which includes all run-off operations, are as follows:


                                            Three Months Ended
                                                March 31,


(In millions)                                1996       1995

Premium earned                               $74        $117
Losses and LAE incurred (See Note C)         (84)        (87)
Underwriting expenses                        (23)        (45)
                                            -----       -----
       Underwriting loss                    $(33)       $(15)
                                            =====       =====


NOTE C.  LOSS RESERVES

In connection with the February 1996 restructuring, TIG completed a re-evaluation of loss and LAE reserves related to run-off lines using additional loss development data received during first quarter 1996. This data confirmed adverse loss development trends which were observed in the second half of 1995 which was a consideration in the decision to exit certain lines of business as discussed in Note B. As a result of this re-evaluation and management's belief that the restructuring decision will make the claims settlement environment less consistent and more volatile, TIG increased loss and LAE reserves for run-off lines by $31 million, principally for the Transportation and Large Programs units.

                               TIG HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   For the Three Months Ended March 31, 1996
                                  (Unaudited)

NOTE D.  INCOME TAXES

In March 1996, TIG entered into settlement agreements with the IRS on several outstanding audit assessments, which resulted in a redetermination of certain tax liabilities related to prior tax years. As a result of the redetermination, a $20 million deferred tax benefit was recognized in the first quarter of 1996. Accordingly, the effective tax rate for the first quarter will not necessarily approximate the estimated effective tax rate for the full year.

NOTE E.  CONTINGENCIES

TIG's insurance subsidiaries are routinely engaged in litigation in the normal course of their business. As a liability insurer, the Company defends third-party claims brought against its insureds. As an insurer, the Company defends against coverage claims. On January 11, 1994, a Los Angeles County Superior Court jury returned a verdict of $28 million for punitive damages against TIG in Talbot Partners v. Cates Construction, Inc. and TIG Insurance Company ("TIC"). The award arose out of TIC's handling of a surety bond claim on a construction project. Management is vigorously pursuing its right to appeal the judgment. TIC is presently litigating with the carriers of its errors and omissions insurance policies as to coverage for punitive damages under the agreed upon language of the policies. Management believes, however, that the ultimate liability, if any, arising from this case will not materially impact consolidated operating results.

                               TIG HOLDINGS, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

2.1 CONSOLIDATED RESULTS

TIG Holdings, Inc. ("TIG Holdings") and its subsidiaries (collectively "TIG" or the "Company") offer property/casualty insurance and reinsurance throughout the United States through three major operating divisions: Reinsurance, Retail, and Commercial Specialty. Products that have been de-emphasized or placed into run-off are included in the Other Lines division. The following analysis provides an assessment of TIG's financial results for the three months ended March 31, 1996 as compared to the three months ended March 31, 1995 and material changes in financial position from December 31, 1995 to March 31, 1996. TIG Holdings would like to caution readers regarding certain forward-looking statements in the following discussion and elsewhere in this Form 10-Q. While TIG Holdings believes in the veracity of all statements made herein, forward-looking statements are necessarily based upon a number of estimates and assumptions that, while considered reasonable by TIG Holdings, are inherently subject to significant business, economic, and competitive uncertainties and contingencies, including without limitation changes in interest rates, increased competition, increases in catastrophes, and regulatory changes, many of which are beyond TIG Holdings' control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect TIG Holdings' actual results and could cause its actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, TIG Holdings.

Results of operations for the three months ended March 31, 1996 and 1995 are presented below. Certain reclassifications of prior period amounts have been made to conform with the current period presentation. Key industry terms are defined at Item 2.9 - Glossary and are italicized the first time used in the following discussion:

                                                     Three Months Ended
                                                         March 31,


(In millions)                                           1996        1995

Gross premium written                                  $508         $488

Net premium written                                    $404         $419

Net premium earned                                     $386         $418
Less:   Net loss and LAE incurred                       306          309
        Commission expense                               75           77
        Premium related expense                          14           19
        Other underwriting expense                       32           34
        Policyholder dividends incurred                   1            3
                                                        ----         ----
           Underwriting loss                            (42)         (24)

Net investment income                                    69           65
Net realized investment loss                              -          (13)
Corporate expenses                                       (7)          (8)
Interest expense                                         (2)           -
Restructuring charges                                   100            -
                                                        ----         ----
(Loss) income before tax benefit (expense)              (82)          20

Income tax benefit (expense)                             51           (2)
                                                       -----         ----
           Net (loss) income                           $(31)         $18
                                                       =====         ====

Income excluding investment losses and
     restructuring charges                              $34          $26
                                                       =====         ====

                               TIG HOLDINGS, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW. TIG reported a net loss for first quarter 1996 due to restructuring charges of $100 million recorded in connection with the reorganization of commercial operations and the decision to exit certain underperforming programs. Income excluding restructuring charges and investment losses increased 31% to $34 million in first quarter 1996 compared to $26 million in 1995 as a $20 million deferred tax benefit recorded in first quarter 1996 more than offset an $18 million increase in underwriting loss attributable to Other Lines. The underwriting loss from Other Lines increased due to reserve strengthening of $31 million recorded for certain run-off programs, which added 8.0 percentage points to the first quarter 1996 consolidated statutory loss and LAE ratio. Reductions in Other Lines operating expenses partially offset this reserve strengthening. First quarter 1996 restructuring charges, reserve strengthening and income taxes
are discussed further below.   The following table presents the components of
TIG's consolidated statutory combined ratio:

                                            Three Months Ended
                                                 March 31,
                                               1996       1995

STATUTORY RATIOS:
Loss and LAE                                   79.2       74.3
                                              ------     ------
Commission expense                             19.4       19.5
Premium related expense                         3.5        4.4
Other underwriting expense                      7.6        8.2
                                              ------     ------
    Total underwriting expense                 30.5       32.1
Policyholder dividends                          1.6        1.4
                                              ------     ------
         Combined ratio                       111.3      107.8
                                              ======     ======

Consolidated net premium written declined by $15 million or 3.6% in first quarter 1996 compared to 1995 as premium growth in on-going divisions did not completely offset a $35 million decline in Other Lines premium. For first quarter 1996 compared to 1995, Reinsurance net premium written increased by 10% and Retail net premium written increased by 14%. However, Commercial Specialty net premium written declined slightly due to continued price competition in the workers' compensation market. The ratio of net premium written to gross premium written declined from 85.9 in first quarter 1995 to 79.5 in 1996 primarily due to the 90% cession of one Other Lines program which was effective in the second quarter of 1995. The following table shows net premium written by division and the percentage of consolidated net premium written by each division:

                                    Three Months Ended March 31,

                                       1996               1995

(In millions)                     NPW        %        NPW        %

Reinsurance                       $137      34%      $124       30%
Retail                              87      22%        76       18%
Commercial Specialty               118      29%       122       29%
Other Lines                         62      15%        97       23%
                                  -----    -----     -----     -----
       Total                      $404     100%      $419      100%
                                  =====    =====     =====     =====

                               TIG HOLDINGS, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESTRUCTURING CHARGES.   In February 1996, TIG announced the reorganization of
its commercial operations and plans to exit certain lines of business that failed to meet profitability standards. As a result of this reorganization, TIG has taken the following actions: 1) combined its Specialty Commercial and Worker's Compensation divisions to form a new division called Commercial Specialty, 2) identified field offices for consolidation and closure, 3) identified lines of business for non-renewal or cancellation for which 1995 net premium written was approximately $190 million or 12% of consolidated 1995 net premium written, 4) formed a run-off division to administer contractually required policy renewals for run-off lines of business, and 5) notified approximately 600 employees that their positions would be eliminated - approximately 400 by May 31, 1996 and the remainder no later than December 1997. Management estimates that most run-off lines policies will be non-renewed by the end of 1997.

TIG recorded a $100 million accrual in first quarter 1996 for estimated restructuring charges comprised of severance of $17 million; contractual policy obligations of $37 million; office lease terminations of $18 million; furniture, equipment and capitalized software write-downs of $12 million; and a reserve for litigation and credit issues related to terminated producers of $16 million.
The remaining reserve at March 31, 1996 is $88 million. Charges against the restructuring accrual of $12 million are comprised of lease buyouts of $9 million and costs of contractual policy obligations of $3 million.

RESERVE STRENGTHENING. In connection with the February 1996 restructuring, TIG completed a re-evaluation of loss and LAE reserves related to run-off lines using additional loss development data received during first quarter 1996.
This data confirmed adverse loss development trends first observed in the second half of 1995 which resulted in the decision to exit certain lines of business. As a result of this re-evaluation, and the decreased ability to manage claim settlement for lines placed in run-off, TIG increased loss and LAE reserves for run-off lines by $31 million, principally for the Transportation and Large Programs units.

INCOME TAXES. In March 1996, TIG entered into settlement agreements with the IRS on several outstanding audit assessments, which resulted in a redetermination of certain tax liabilities related to prior tax years. As a result of this redetermination, a $20 million deferred tax benefit was recognized in first quarter 1996. Accordingly, the effective tax rate for the first quarter will not necessarily approximate the estimated effective tax rate for the full year.

                               TIG HOLDINGS, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

2.2 REINSURANCE

TIG's reinsurance operations are conducted through TIG Reinsurance Company ("TIG Re") which is based in Stamford, Connecticut. TIG Re's strategy is to focus on excess of loss casualty coverages, written on a treaty basis, generally taking large treaty participations. By assuming a significant participation in each treaty, TIG Re exercises substantial control over the terms and structure of each treaty. TIG Re typically seeks to write treaties attaching within working layers, where losses are more predictable and a higher premium is available. Underwriting results for TIG Re are presented below:

                                          Three Months Ended March 31,


(In millions)                                 1996         1995

Gross premium written                         $148         $143

Net premium written                           $137         $124

Net premium earned                            $129         $119
Less:   Net loss and LAE incurred               93           89
        Commission expense                      33           28
        Other underwriting expense               6            6
                                              -----        -----
           Underwriting loss                   $(3)         $(4)
                                              =====        =====

PREMIUM. TIG Re focuses on long-term relationships with clients who meet their underwriting standards and share their partnership perspective. While overall market conditions have not improved substantially, TIG Re continues to see significant profitable opportunities and has maintained a growth rate comparable to that of other top tier reinsurance companies. Gross and net premium written increased by 3.5% and 10.5%, respectively, for the first three months of 1996 compared to the prior year due to new business written of $35.3 million and growth in premium on inforce treaties. Approximately 86% and 84% of business eligible for renewal in the first quarter of 1996 and 1995, respectively, was retained. The ratio of net written to gross written premium increased 5.9 percentage points to 92.6% in first quarter 1996 due to the restructuring of one program to be assumed on a net basis instead of a gross basis. Gross premium produced through TIG Re's London office was $8.0 million for the first three months of 1996, as compared to $6.3 million for the same period in 1995. The following table summarizes TIG Re's net premium written by statutory line of business:

                                      Three Months Ended March 31,
                                           1996           1995

(In millions)                          NPW     %      NPW     %

Property                              $ 26    19%    $ 28    23%
Medical Malpractice                     26    19%      16    13%
Automobile Liability                    23    17%       6     5%
Errors & Omissions                      23    17%      23    18%
General Liability                       21    15%      21    17%
Other                                   18    13%      30    24%
                                      -----   ----   -----   ----
       Total                          $137    100%   $124    100%
                                      =====   ====   =====   ====

                               TIG HOLDINGS, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS



UNDERWRITING RESULTS. The improvement in TIG Re's underwriting results in 1996 over 1995 is consistent with management's expectations and reflects management's selection of clients and programs meeting strict criteria for adequate returns. The statutory combined ratio for first quarter 1996 improved by 2.6 percentage points over 1995, primarily as a result of a lower loss and LAE ratio. The loss and LAE ratio improvement reflects a change in mix towards better performing lines of business. There has been some upward changes in commission and brokerage rates on business renewed in 1996 but most casualty accounts have been renewed at expiring terms. The following table presents the components of TIG Re's statutory combined ratio:

                                        Three Months Ended
                                            March 31,

STATUTORY RATIOS:                         1996      1995

Loss and LAE                              71.6       75.0
                                         ------     ------
Commission expense                        25.5       25.1
Premium related expense                    0.2          -
Other underwriting expense                 4.5        4.3
                                         ------     ------
   Total underwriting expense             30.2       29.4
                                         ------     ------
         Combined ratio                  101.8      104.4
                                         ======     ======

                               TIG HOLDINGS, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


2.3 RETAIL

The Retail division, based in Battle Creek, Michigan, principally provides single-risk, independent agency produced property and liability coverage to targeted individuals and small businesses. Coverages include automobile policies which cover liabilities to third parties for bodily injury and property damage which cover physical damage to the insured's own vehicle resulting from collision or various other causes of loss. Homeowners/commercial property policies protect against loss of dwellings/buildings and contents arising from a variety of perils, as well as liability arising from ownership or occupancy.
The following table presents underwriting results for Retail:

                                        Three Months Ended March 31,
(In millions)                                 1996         1995

Gross premium written                          $99          $90

Net premium written                            $87          $76

Net premium earned                             $84          $70


Less:   Net loss and LAE incurred               59           52
        Commission expense                      14           12
        Premium related expense                  4            4
        Other underwriting expense               7            6
                                               ----         -----
           Underwriting loss                   $ -          $(4)
                                               ====         =====

PREMIUM.   Gross premium written increased by approximately 10.0% for first quarter 1996 compared to 1995. The increase occurred primarily in the non-standard automobile lines as a result of new business in the eastern half of the nation and from California rate increases effective in mid-1995. In addition, rate increases ranging from 2.7% to 11.0% on homeowners and automobile products were implemented during the first quarter of 1996 in Illinois, Utah, Michigan, Ohio and Arizona. The following table summarizes Retail net premium written by major products:

                                      Three Months Ended March 31,

                                           1996           1995

(In millions)                          NPW     %      NPW     %

Automobile                              $44    51%     $42    55%
Property                                 20    22%      18    24%
Non-standard automobile                  13    15%       7     9%
Upscale property                          5     6%       5     7%
All other                                 5     6%       4     5%
                                        ----  ----     ----  ----
       Total                            $87   100%     $76   100%
                                        ====  ====     ====  ====

                               TIG HOLDINGS, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS



UNDERWRITING RESULTS. The Retail division's underwriting results for first quarter 1996 improved by $4 million compared to the corresponding prior year period due primarily to a reduction in catastrophe costs to $3 million from $7 million for first quarter 1995. The 1996 catastrophe costs principally related to the winter storms in the northeastern United States. The 1995 catastrophe costs were primarily attributable to windstorm, rain and flood losses due to the seasonal storms in the western and southwestern United States. The following table presents the components of Retail's statutory combined ratios:


                                        Three Months Ended
                                             March 31,

STATUTORY RATIOS                          1996      1995

Loss and LAE                              70.2        73.9
                                         ------      ------
Commission expense                        17.2        17.3
Premium related expense                    4.8         5.5
Other underwriting expense                 8.3         8.1


  Total underwriting expense              30.3        30.9

       Combined ratio                    100.5       104.8
                                         ------      ------
       Combined ratio excluding
          catastrophes                    96.3        94.5
                                         ======      ======

                               TIG HOLDINGS, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


2.4  COMMERCIAL  SPECIALTY

Commercial Specialty is comprised of the following business units: Workers' Compensation, Sports & Leisure, Excess Casualty, Commercial Auto & Related and Other Commercial. Workers' Compensation provides benefits to employees as mandated by state laws for employment-related accidents, injuries or illnesses. Sports & Leisure offers insurance products for organizers and participants in sporting events, entertainment and leisure activities. Coverages include liability, property, automobile, workers' compensation and participant accident and health insurance. Excess Casualty underwrites umbrella and excess casualty coverages for manufacturing, financial and service businesses with specific focus on the first layer of excess liability. Commercial Auto & Related covers liability to third parties for bodily injury and property damage, and covers physical damage to the insured's own vehicle. Commercial Auto & Related policies are generally issued to business and governmental entities, organizations and associations. Other Commercial includes: Construction, Marine, Excess & Surplus, and Professional Liability. Underwriting results for Commercial Specialty are presented below:


                                          Three Months Ended March 31,

(In millions)                                   1996        1995

Gross premium written                           $153        $151

Net premium written                             $118        $122

Net premium earned                               $99        $112
Less:   Net loss and LAE incurred                 70          81
        Commission expense                        19          17
        Premium related expense                    5           7
        Other underwriting expense                10           5
        Policyholder dividends incurred            1           3
                                                 ----        ----
           Underwriting loss                     $(6)        $(1)
                                                 ====        ====

PREMIUM. First quarter 1996 net premium written decreased by $4 million compared to 1995, as growth in Commercial Auto & Related programs was offset by a $16 million decline in Workers' Compensation premium. Workers' compensation reforms have been enacted by a number of states, intensifying competitive market conditions nationwide. Due to the changing environment, TIG's workers' compensation marketing plan will continue to be cautious, in line with disciplined underwriting, and remain focused on small to intermediate size customers using a template underwriting approach. The following table summarizes Commercial Specialty net premium written by business unit.


                                      Three Months Ended March 31,

                                           1996           1995

(In millions)                          NPW     %      NPW     %

Workers' Compensation                  $57     48%    $73     60%
Sports & Leisure                        30     26%     32     26%
Commercial Auto & Related               12     10%      4      3%
All other                               19     16%     13     11%
                                      -----   ----   -----   ----
       Total                          $118    100%   $122    100%
                                      =====   ====   =====   ====

                               TIG HOLDINGS, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


UNDERWRITING RESULTS. The Commercial Specialty Division's combined ratio increased 4.4 percentage points for first quarter 1996 compared to 1995 due principally to increased commission expenses and other underwriting expenses. The increase in commission expense was due to increased writings for program business produced through managing general agents. Underwriting expenses increased primarily due to start up costs for new programs. The following table summarizes the components of Commercial Specialty's statutory combined ratio:

                                        Three Months Ended
                                             March 31,

STATUTORY RATIOS                          1996      1995

Loss and LAE                              70.3        72.7
                                         ------      ------
Commission expense                        18.8        16.1
Premium related expense                    4.9         6.0
Other underwriting expense                 8.5         4.0
                                         ------      ------
   Total underwriting expense             32.2        26.1

Policyholder dividends                     5.6         4.9
                                         ------      ------
      Combined ratio                     108.1       103.7
                                         ======      ======

TIG's statutory policyholder dividends ratio is a function of profitability of the business, timing of payments, and the number of participating policies, primarily in California. Dividend payments are made in current periods based on prior periods' results. Although the statutory policyholders dividend ratio increased in first quarter 1996, a decrease in participating policies in California contributed to lower GAAP policyholder dividends incurred in first quarter 1996 compared to 1995.

                               TIG HOLDINGS, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


2.5 OTHER LINES

Other Lines principally includes commercial products which have been placed in run-off due to failure to meet profitability standards. Approximately 95% of first quarter 1996 net premium written was placed in run-off in March 1996 with the remainder being placed in run-off in June 1995. Most premium written in run-off programs after the "exit date" represents contractually required renewals. Other Lines premium is expected to be completely non-renewed by late
1997.   Underwriting results for Other Lines are presented below:

                                               Three Months Ended
                                                   March 31,


(In millions)                                  1996         1995

Gross premium written                          $108         $115

Net premium written                             $62          $97

Net premium earned                              $74         $117
Less:   Net loss and LAE incurred                84           87
        Commission expense                        9           20
        Premium related expense                   5            8
        Other underwriting expense                9           17
                                               -----        -----
           Underwriting loss                   $(33)        $(15)
                                               =====        =====

STATUTORY RATIOS:
Loss and LAE                                  115.3         75.4
                                              ------       ------

Commission expense                             10.0         18.3
Premium related expense                         6.3          7.0
Other underwriting expense                     12.2         18.8
                                              ------       ------
    Total underwriting expense                 28.5         44.1

Policyholder dividends                          0.9          0.2
                                              ------       ------
         Combined ratio                       144.7        119.7
                                              ======       ======

As discussed at Item 2.1, TIG increased loss and LAE reserves for Other Lines by $31 million during first quarter 1996. This reserve strengthening increased the first quarter 1996 loss and LAE ratio by approximately 41.9 percentage points. Management estimates that underwriting results for Other Lines will be approximately break-even for the remainder of 1996.

                               TIG HOLDINGS, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

2.6 INVESTMENTS

INVESTMENT MIX. Management continues to emphasize a conservative investment strategy by maintaining a portfolio of high-quality, principally fixed maturity
investments.   TIG's entire fixed maturity portfolio has been classified as available-for-sale. As a result, all fixed maturity investments are recorded in TIG's financial statements at market value. Unrealized gains and losses on fixed maturity investments and related hedges are recorded net of tax directly in shareholders' equity. Following is a summary of TIG's investment portfolio by type of investment.

                                      March 31, 1996   December 31, 1995

                                                % of                 % of
                                      Market   Market    Market     Market
(In millions)                         Value   Portfolio  Value     Portfolio

Municipal bonds                        $567       12.9      $951       20.9
Mortgage-backed securities            1,489       33.8     1,405       30.9
United States government bonds        1,298       29.4     1,388       30.5
Corporate and other bonds               943       21.4       658       14.5
                                     -------     ------   -------     ------
Total fixed maturity investments      4,297       97.5     4,402       96.8
Short-term and other investments        114        2.5       148        3.2
                                     -------     ------   -------     ------
       Total invested assets         $4,411      100.0    $4,550      100.0
                                     =======     ======   =======     ======


During first quarter 1996, tax-exempt municipal bonds and certain other lower yielding securities were disposed of in favor of higher yielding corporate bonds and mortgage-backed securities. As a result, the pre-tax book yield of the portfolio increased to 7.02% at March 31, 1996 from 6.70% at December 31, 1995.

Approximately one-third of TIG's portfolio consists of mortgage-backed securities ("MBS"). United States federal government and government agency backed mortgage securities now represent approximately 90% of TIG's exposure to MBS offering AAA credit quality and relatively high yields. In exchange for these benefits, however, the timing of ultimate repayment of principal remains uncertain during the life of the investment, as it is dependent on the prepayment and refinancing activity of the underlying homeowners. All MBS held in the portfolio are able to be actively traded in the public market. The market value of MBS can be affected during periods of high interest whereby the MBS would be subject to repayment of principal earlier than originally anticipated. If this does occur, TIG's investment income levels could be negatively impacted. Earnings could also be affected by any capital gains or losses realized on these partial prepayments as TIG would receive the principal amount of the securities which may have been purchased at a premium or discount to such principal amount. TIG's consolidated financial results have not been materially impacted by prepayments of MBS.

TIG's objective is to maintain the weighted average maturity of its investment portfolio between 8 and 11 years and the weighted average duration between 4 and 12 years. At March 31, 1996, the weighted average maturity of TIG's investment portfolio was 8.5 years compared to 8.9 years at December 31, 1995. At March 31, 1996, the weighted average duration of TIG's investment portfolio was 5.1 years compared to 5.8 years at December 31, 1995.

                               TIG HOLDINGS, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS



From time to time, TIG sells futures contracts to hedge its interest rate and market exposures on thirty-year U.S. Treasury bonds. Risks arise from movements in the futures contracts' values. Futures contracts are carried at market value, with gains and losses recognized as adjustments to the carrying value of the hedged investment. At March 31, 1996, the face amount of open futures contracts was $50 million as compared to $25 million at December 31, 1995.

During the fourth quarter of 1995, TIG entered into commitments to purchase securities on a "To Be Announced" ("TBA") basis for which the interest rate risk remains with TIG until the date of delivery and payment. Delivery and payment of MBS purchased on a TBA basis can take place a month or more after the date of the transaction. These securities are subject to market fluctuations during this period and it is the Company's policy to recognize any gains or losses only when they are realized. TIG maintains cash and securities with a fair value exceeding the amount of its TBA purchase commitments. At March 31, 1996, the TBA purchase commitments amounted to $87.5 million and had a fair value of $87.0 million compared to TBA commitments of $152.2 million and fair value of $153.1 million at December 31, 1995.

UNREALIZED GAINS. Net pre-tax unrealized gains decreased by $128 million during the first three months of 1996 as a result of increasing market interest rates. As of March 31, 1996, the aggregate net unrealized gain on TIG's investment portfolio was $41 million ($27 million net of tax). The following is a summary of net unrealized gains (losses) by type of security:

                                March 31,    December 31,
(In millions)                     1996           1995       Change

Municipal bonds                    $32            $60        $(28)
Mortgage-backed securities         (18)            (4)        (14)
United States government bonds      32             91         (59)
Corporate and other bonds           (5)            22         (27)
                                   ----          -----      ------
  Net unrealized gains (losses)    $41           $169       $(128)
                                   ====          =====      ======


INVESTMENT INCOME. The following table displays the components of TIG's investment income and mean after-tax investment yields. The yields include interest earned and exclude realized investment gains and losses. These yields are computed using the average of the end of the month asset balances during the period.
                                         Three Months Ended
                                             March 31,


(In millions)                              1996       1995

Fixed maturity investments:
  Taxable                                   $62        $49
  Tax-exempt                                 11         17
Short-term and other investments              2          2
                                           -----      -----
Total gross investment income                75         68
Investment expenses, interest and other      (6)        (3)
                                           -----      -----
Total net investment income                 $69        $65
                                           -----      -----
After-tax net investment yield             4.39%      4.50%
                                           =====      =====

                               TIG HOLDINGS, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


INVESTMENT QUALITY. The table below shows the rating distribution of TIG's fixed maturity portfolio:

                                      March 31, 1996     December 31, 1995


                                     Market     % of      Market      % of
Standard & Poor's/Moody's             Value  Portfolio    Value     Portfolio

(In millions)
AAA/Aaa                              $3,255      75.7     $3,361         76.4
AA/Aa                                   201       4.7        369          8.4
A/A                                     317       7.4        257          5.8
BBB/Baa                                 163       3.8        119          2.7
Below BBB/Baa                           361       8.4        296          6.7
                                     -------    ------    -------       ------
  Total fixed maturity investments   $4,297     100.0     $4,402        100.0
                                     =======    ======    =======       ======

TIG minimizes the credit risk of its fixed maturity portfolio by investing primarily in investment grade securities. To enhance investment yields, in the fourth quarter of 1995 management authorized the purchase of up to $350 million in high yield, less than investment grade securities. The information on credit quality in the preceding table is based upon the higher of the rating assigned to each issue of fixed income securities by either Standard & Poor's or Moody's. Where neither Standard & Poor's or Moody's has assigned a rating to a particular fixed maturity issue, classification is based on 1) ratings available from other recognized rating services, 2) ratings assigned by the National Association of Insurance Commissioners ("NAIC"); or 3) an internal assessment of the characteristics of the individual security, if no other rating is available.

The NAIC has a bond rating system that assigns security classes. These "NAIC designations" are used by insurers when preparing their annual statutory financial statements. The designations assigned by the NAIC range from class 1 to class 6, with a rating in class 1 being the highest quality. As of March 31, 1996, approximately 91% of TIG's portfolio, measured on a statutory carrying value basis, was invested in securities rated in class 1 or 2, both considered investment-grade by the NAIC compared to 93% at December 31, 1995.

                               TIG HOLDINGS, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

2.7 RESERVES

TIG's reserves for losses and loss adjustment expenses ("LAE") totaled $3,888 million and $3,886 million at March 31, 1996 and December 31, 1995, respectively. The process of estimating loss and LAE reserves involves the active participation of an experienced actuarial staff with input from underwriting, claims, reinsurance, financial, and legal departments.
Management, using the advice of loss reserve specialists, makes a judgment as to the appropriate amount to record in the financial statements. This process is a continuous one, involving regular updates for new information and adjustments of loss reserves based on the application of management's best evaluation of the revised data. Such adjustments are reflected in current operations. As discussed at Item 2.1, TIG increased loss and LAE reserves by $31 million in first quarter 1996 for certain run-off programs included in Other Lines.

The inherent uncertainty in estimating reserves is increased when significant changes occur. Examples of such changes include: (1) changes in production sources for existing lines of business; (2) writings of significant blocks of new business; (3) changes in economic conditions; and (4) changes in state or federal laws and regulations, particularly insurance reform measures. TIG has experienced significant changes in each of these areas during the past several years. The inherent uncertainties in estimating reserves are greater with respect to reinsurance than for primary insurance due to the diversity of the development patterns among different types of reinsurance contracts, the necessary reliance on ceding companies for information regarding reported claims and differing reserving practices among ceding companies. This uncertainty is compounded in the case of TIG Re by its relatively short operating history (TIG Re was formed in 1987). Internal data must be supplemented with industry data to provide the basis for reserve analysis. Applying industry data to TIG Re's business adds an additional element of uncertainty to the reserving process.

TIG's reserves include an estimate of TIG's ultimate liability for asbestos-related matters, environmental pollution, toxic tort, and other non-sudden and accidental claims for which ultimate values cannot be estimated using traditional reserving techniques. Establishing reserves with respect to environmental liabilities is one of the most difficult aspects of the reserving process. TIG's environmental claims activity is predominately from hazardous waste and pollution-related claims rising from commercial insurance policies written prior to 1985. TIG has not written primary coverage for the major oil or chemical companies. Most of TIG's pollution claims are from small, regional operations or local businesses involved with disposing wastes at dump sites or having pollution on their own property due to hazardous material or leaking underground storage tanks. In connection with TIG's initial public offering in April 1993, an affiliate of TIG's former parent, Transamerica Corporation, agreed to pay 75% of up to $119 million of reserve development and newly reported claims, up to a maximum reimbursement of $89 million, on policies written prior to January 1, 1993, with respect to certain environmental claims involving paid losses and certain LAE in excess of TIG's environmental loss and LAE reserves at December 31, 1992. At March 31, 1996, the Transamerica affiliate had incurred no liability under this agreement.

While there can be no assurance that the loss and LAE reserves at any given date are adequate to meet TIG's obligations, the amounts reported in TIG's balance sheet are management's best estimate of that amount.

                               TIG HOLDINGS, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

2.8  LIQUIDITY AND CAPITAL RESOURCES

Liquidity is a measure of an entity's ability to secure enough cash to meet its contractual obligations and operating needs. TIG requires cash primarily to pay policyholders' claims, operating expenses, and policyholder dividend obligations. Generally, premium is collected months or years before claims are paid under the policies purchased by the premium. These funds are used first to pay current claims and expenses. The balance is invested in high quality securities to augment the investment income generated by the existing portfolio. Historically, TIG has had, and expects to continue to have, more than sufficient funds to pay claims, expenses and policyholder dividends.

CASH FLOW FROM OPERATING ACTIVITIES. Cash flow from operations for first quarter 1996, was $50 million compared to $21 million for 1995. First quarter 1996 cash flow was comprised of $61 million positive cash flow for Reinsurance and $11 million negative cash flow for primary operations (Retail, Commercial Specialty and Other Lines). This compares to $55 million positive cash flow for Reinsurance and $34 million negative cash flow for primary operations in first quarter 1995. Reinsurance cash flow improved in first quarter 1996 due to continued premium growth and funds held under finite reinsurance contracts. Negative cash flow from primary operations decreased in first quarter 1996 principally due to a $21 million decline in loss and LAE payments.

INVESTMENT LIQUIDITY. At March 31, 1996, TIG had $103 million in short-term investments compared to $138 million at December 31, 1995. In addition, TIG expects to realize $842, $614, and $915 million in cash flow from principal and interest payments for the next three years, respectively, from its investment portfolio. TIG has structured its investment portfolio to manage the impact of market interest rate fluctuations on liquidity. Investments and cash at TIG Holdings totaled $116 million as of March 31, 1996 compared to $169 million at December 31, 1995.

RESTRICTIONS ON DIVIDENDS FROM INSURANCE SUBSIDIARIES. The maximum amount of shareholder dividends which the insurance subsidiaries can pay to TIG Holdings is limited to the greater of (i) 10% of statutory surplus as of the end of the preceding year or (ii) the statutory net income for the preceding year except that such amount may not exceed earned surplus. Accordingly, the maximum dividend payout to shareholders that can be made without regulatory approval during 1996 is $157 million. TIG Holdings received $25 million in cash dividends from its insurance subsidiaries in first quarter 1996.

NOTES PAYABLE. In December 1995, TIG Holdings established a new unsecured revolving line of credit with maximum borrowings of $250 million. At March 31, 1996, TIG had no outstanding borrowings under this facility. In 1995, TIG Insurance Company entered into a five-year $50 million revolving direct financing arrangement with a third party related to the sale and leaseback of certain fixed assets of which approximately $21 million had been drawn as of March 31, 1996. In addition, TIG Holdings had $98 million of 8.125% notes payable maturing in 2005 outstanding at March 31, 1996 and December 31, 1995.

SHAREHOLDERS' EQUITY. Shareholders' equity decreased by $159 million during the three months of 1996, primarily due to a $31 million net loss, a $83 million decrease in after tax unrealized investment gains, and $44 million of common stock repurchases. Accordingly, book value per share decreased to $20.86 at March 31, 1996 from $23.09 at December 31, 1995. Excluding the after-tax impact of unrealized investment gains, the book value per share would have been $20.40 at March 31, 1996 and $21.26 at December 31, 1995.

                               TIG HOLDINGS, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

2.9  GLOSSARY

CATASTROPHE: An event that is designated to be a "catastrophe" by the Property Claim Service Division of American Services Group, an industry body. It generally defines events which are estimated to cause more than $5 million in insured property damage and which affect a significant number of insureds and insurers.

COMBINED RATIO: A combination of the underwriting expense ratio, the loss and LAE ratio, and the policyholder dividends ratio, determined in accordance with statutory accounting practices. A combined ratio below 100% generally indicates profitable underwriting results. A combined ratio over 100% generally indicates unprofitable underwriting results.

GROSS PREMIUM WRITTEN: Total premium for direct insurance written and reinsurance assumed during a given period.

INCURRED BUT NOT REPORTED ("IBNR") RESERVES: Reserves for estimated losses and LAE which have been incurred but not reported to the insurer (including future developments on losses that are known to the insurer).

INCURRED LOSSES: The total losses sustained by an insurance company under a policy or policies, whether paid or unpaid. Incurred losses include a provision for claims that have occurred but have not yet been reported to the insurer.

LOSS ADJUSTMENT EXPENSES ("LAE"): The expenses of settling claims, including legal and other fees, and the portion of general expenses allocated to claim settlement costs.

LOSS DEVELOPMENT: The emergence of actual loss data as compared to estimates for specific accident years and for specific lines of business.

LOSS AND LAE RATIO: The ratio of incurred losses and LAE to earned premium, determined in accordance with statutory accounting practices.

LOSS AND LAE RESERVES: Liabilities established by insurers and reinsurers to reflect the estimated cost of claims payments that the insurer will ultimately be required to pay in respect of insurance or reinsurance it has written. Reserves are established for losses and for LAE, and consist of case reserves and IBNR reserves.

NET PREMIUM EARNED: The portion of net premium written in a particular period that is recognized for accounting purposes as income during that period.

NET PREMIUM WRITTEN: Direct premium written plus premium on assumed reinsurance less premium on ceded business for a given period.

POLICYHOLDER DIVIDEND RATIO: The ratio of dividends paid to policyholders to earned premium, determined in accordance with statutory accounting practices.

PROGRAM BUSINESS: Tailored products developed for a particular industry segment (i.e., sporting events, trucking) or distribution system (i.e., trade associations, affinity groups). Programs are often developed and controlled by managing general agents.

                               TIG HOLDINGS, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


REINSURANCE: The practice whereby one party, called the reinsurer, in consideration of a premium paid to it agrees to indemnify another party, called the reinsured, for part or all of the liability assumed by the reinsured under a policy or policies of insurance which it has issued. The reinsured may be referred to as the original or primary insurer, the direct writing company, or the ceding company. Reinsurance does not legally discharge the primary insurer from its liability to the insured.

RETENTION; RETENTION LEVEL: The amount or portion of risk which an insurer or reinsurer retains for its own account. Losses in excess of the retention level are paid by the reinsurer or retrocessionaire. In prorata treaties, the retention may be a percentage of the original policy's limit. In excess of loss reinsurance, the retention is a dollar amount of loss, a loss ratio, or a percentage of loss.

TEMPLATE UNDERWRITING: A process by which homogeneous business can be underwritten using standardized guidelines.

TREATY REINSURANCE: The reinsurance of a specified type or category of risks defined in a reinsurance agreement (a "treaty") between a primary insurer or other reinsured and a reinsurer. Typically, in treaty reinsurance, the primary insurer or reinsured is obligated to offer and the reinsurer is obligated to accept a specified portion of all such types or category of risks originally underwritten by the primary insurer or reinsured.

UNDERWRITING: The insurer's process of reviewing applications submitted for insurance coverage, deciding whether to accept all or part of the coverage requested and determining the applicable premium.

UNDERWRITING EXPENSE RATIO: The ratio of underwriting expenses to net premium written, determined in accordance with statutory accounting practices.

UNDERWRITING EXPENSES: The aggregate of policy acquisition costs, including commissions, and the portion of administrative, general, and other expenses attributable to underwriting operations.

UNDERWRITING RESULTS: The measure of profitability of the insurance operations of an insurer, calculated as the result of earned premium, less losses, loss expenses, and underwriting expenses. Underwriting results is an indicator of a company's underwriting success.

WORKERS' COMPENSATION INSURANCE: Insurance that covers medical care, rehabilitation, and lost wages of employees who suffer work-related injuries, and provides death benefits for dependents of employees killed in work-related accidents.

WORKING LAYER REINSURANCE: Reinsurance which absorbs the losses immediately above the reinsured's retention layer. A working layer reinsurer will pay up to a certain dollar amount of losses over the insured's retention, at which point a higher layer reinsurer (or the ceding company) will be liable for additional losses. Working layer reinsurance is also known as low layer excess of loss reinsurance.

                               TIG HOLDINGS, INC.
                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

    EXHIBIT 3.1: Amended and Restated Certificate of Incorporation of TIG Holdings as filed with the Delaware Secretary of State on April 16, 1993 (incorporated by reference to Exhibit 3.1 to TIG Holdings' Quarterly Report on Form 10-Q for the quarter ended March 31, 1993, Commission File No. 1-11856).

    EXHIBIT 3.2: Amended and Restated Bylaws of TIG Holdings as adopted by TIG Holdings' Board of Directors on May 18, 1993 (incorporated by reference to
    Exhibit 3.2 to TIG Holdings' Registration Statement on Form S-8, File No. 33-63148).

    EXHIBIT 4.1: Certificate of Designation of TIG Holdings relating to the $7.75 Cumulative Preferred Stock of TIG Holdings as filed with the Delaware Secretary of State on April 16, 1993 (incorporated by reference to Exhibit
    4.1 to TIG Holdings' Quarterly Report on Form 10-Q for the quarter ended March 31, 1993, Commission File No. 1-11856).

    EXHIBIT 4.2: Indenture dated as of April 1, 1995, between TIG Holdings and the First National Bank of Chicago, as Trustee (incorporated by reference to Exhibit 4.2 to Registration Statement No. 33-90594, filed March 24, 1995).



The following exhibit is included herein:

    EXHIBIT 11: Computation of Earnings per Share ......................26

(b) The Company did not file any reports on Form 8-K during the three months ended March 31, 1996.

                               TIG HOLDINGS, INC.
                       COMPUTATION OF EARNINGS PER SHARE
                                  (unaudited)

                                                                  EXHIBIT 11

                                                 Three Months Ended March 31,
(In millions, except per share data)                 1996         1995
PRIMARY:
Weighted average shares outstanding                  59.1         61.9
Net effect of dilutive stock options - based on
  the treasury stock method using average market
  price (A)                                             -          0.1
                                                   -------       ------
Total primary common shares                          59.1         62.0

Net (loss) income                                  $(30.8)       $17.6
Less preferred stock dividend requirements           (0.5)        (0.5)
                                                   -------       ------
Net (loss) income available to common stock        $(31.3)       $17.1
                                                   -------       ------
Net (loss) income per common share                 $(0.53)       $0.28
                                                   =======       ======

FULLY DILUTED:
Weighted average shares outstanding                  59.1         61.9
Net effect of dilutive stock options - based on
  the treasury stock method using higher of
  average or end of period market price (A)             -          0.3
                                                   -------       ------
Total fully diluted common shares                    59.1         62.2
                                                   -------       ------
Net (loss) income                                  $(30.8)       $17.6
Less preferred stock dividend requirements           (0.5)        (0.5)
                                                   -------       ------
Net (loss) income available to common stock        $(31.3)       $17.1
                                                   -------       ------
Net (loss) income per common share                 $(0.53)       $0.28
                                                   =======       ======

(A)For the three months ended March 31, 1996, the stock options were anti-dilutive and not used in earnings per share calculations.

                                TIG HOLDINGS, INC.
                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:   May 14, 1996                            TIG HOLDINGS, INC.



                                          By:    /s/Steven A. Cook
                                                 ------------------------

                                          Name:  Steven A. Cook
                                          Title: Controller
                                                 (Principal Accounting Officer)