Form 10-Q
period 1996-06-30
TIG HOLDINGS INC
filed 1996-08-14
CIK 897430

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                                  ---------------

                                    FORM 10-Q

                 (X) Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the Quarterly Period Ended June 30, 1996

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

                                    Yes X   No
                                       ---    ---

         Number of shares of Common Stock, $0.01 par value per share, outstanding as of close of business on June 30, 1996: 56,293,264 excluding 8,193,000 treasury shares.

                               TIG HOLDINGS, INC.
                               INDEX TO FORM 10-Q
PART I. FINANCIAL INFORMATION                                               PAGE

Item 1.   Financial Statements

          Condensed consolidated balance sheets as of June 30, 1996
          (unaudited) and December 31, 1995 .................................. 1

          Condensed consolidated statements of income for the three
          and six months ended June 30, 1996 (unaudited) and
          June 30, 1995 (unaudited) ...........................................2

          Condensed consolidated statement of changes in shareholders'
          equity for the six months ended June 30, 1996 (unaudited) ...........3

          Condensed consolidated statements of cash flows for the six months ended June 30, 1996 (unaudited) and
          June 30, 1995 (unaudited) ...........................................4

          Notes to condensed consolidated financial statements (unaudited) ....5

Item   2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations
      2.1 Consolidated Results ................................................8
      2.2 Reinsurance ........................................................11
      2.3 Retail .............................................................13
      2.4 Commercial Specialty ...............................................15
      2.5 Other Lines ........................................................17
      2.6 Investments ........................................................18
      2.7 Reserves ...........................................................21
      2.8 Liquidity and Capital Resources ....................................22
      2.9 Glossary ...........................................................24


PART II. OTHER INFORMATION

Item 1.   Legal Proceedings ..................................................26

Item 4.   Submission of Matters to a Vote of Security Holders ................26

Item 6.   Exhibits and Reports on Form 8-K ...................................28
          Exhibit 11 - Computation of Earnings Per Share (unaudited) .........29

SIGNATURES ...................................................................30

                               TIG HOLDINGS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                                                                   June 30,     December 31,
                                                                                ------------------------------
(In millions, except share data)                                                     1996           1995
- - --------------------------------------------------------------------------------------------------------------
ASSETS                                                                             (Unaudited)
    Investments:
         Fixed maturities at market
              (cost: $4,111 in 1996 and $4,233 in 1995 )                           $4,112          $4,402
         Short-term and other investments, at cost which
             approximates market                                                      117             148
- - --------------------------------------------------------------------------------------------------------------
             Total investments                                                      4,229           4,550
    Cash                                                                                4               4
    Accrued investment income                                                          56              56
    Premium receivable (net of allowance of: $4  in 1996 and $3 in 1995)              438             409
    Reinsurance recoverable (net of allowance of: $9 in 1996 and 1995)              1,284           1,221
    Deferred policy acquisition costs                                                 148             144
    Prepaid reinsurance premium                                                        96             111
    Income taxes                                                                      158              60
    Other assets                                                                      118             128
- - --------------------------------------------------------------------------------------------------------------
              Total assets                                                         $6,531          $6,683
- - --------------------------------------------------------------------------------------------------------------
LIABILITIES
     Reserves for:
         Losses                                                                    $3,310          $3,288
         Loss adjustment expenses                                                     576             598
         Unearned premium                                                             708             712
- - --------------------------------------------------------------------------------------------------------------
              Total reserves                                                        4,594           4,598
     Funds withheld under reinsurance agreements                                      202             151
     Notes payable                                                                    118             120
     Other liabilities                                                                449             413
- - --------------------------------------------------------------------------------------------------------------
              Total liabilities                                                     5,363           5,282
- - --------------------------------------------------------------------------------------------------------------
MANDATORY REDEEMABLE PREFERRED STOCK                                                   25              25
- - --------------------------------------------------------------------------------------------------------------
SHAREHOLDERS' EQUITY
     Common stock - par value $0.01 per share
              (authorized: 180,000,000 shares; issued and outstanding:
              64,486,264 shares in 1996 and 64,125,050 shares in 1995)              1,194           1,186
     Class A convertible common stock - par value $0.01 per share
              (authorized: 1,000,000 shares; issued and outstanding:
                35,793 shares in 1995)                                                  -               1
     Retained earnings                                                                164             168
     Net unrealized gain on fixed maturity investments, net of taxes                    -             110
     Net unrealized loss on foreign currency, net of taxes                             (1)             (1)
- - --------------------------------------------------------------------------------------------------------------
                                                                                    1,357           1,464
     Treasury stock (8,193,000 shares in 1996 and 4,041,100
              shares in 1995)                                                        (214)            (88)
- - --------------------------------------------------------------------------------------------------------------
         Total shareholders' equity                                                 1,143           1,376
- - --------------------------------------------------------------------------------------------------------------
         Total liabilities and shareholders' equity                                $6,531          $6,683
- - --------------------------------------------------------------------------------------------------------------

See Notes to Condensed Consolidated Financial Statements.

                               TIG HOLDINGS, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                                                              Three Months              Six Months
                                                             Ended June 30,            Ended June 30,
                                                           -----------------         -----------------
(In millions, except per share data)                       1996         1995         1996       1995
- - ----------------------------------------------------------------------------------------------------------

REVENUES
     Net premium earned                                    $389         $408         $775       $826
     Net investment income                                   73           66          143        132
     Net realized investment gain (loss)                     (5)           1           (5)       (12)
- - ----------------------------------------------------------------------------------------------------------
              Total revenues                                457          475          913        946
- - ----------------------------------------------------------------------------------------------------------
LOSSES AND EXPENSES
    Net losses and loss adjustment expenses incurred        281          296          587        606
    Commissions and premium related expenses                 88           79          177        176
    Other operating expenses                                 36           51           75         92
    Dividends to policyholders                                1            3            3          6
    Interest expense                                          2            2            4          2
    Restructuring charges                                     -            -          100          -
- - ----------------------------------------------------------------------------------------------------------
              Total  losses and expenses                    408          431          946        882
- - ----------------------------------------------------------------------------------------------------------

Income (loss) before income tax benefit (expense)            49           44          (33)        64
Income tax benefit (expense)                                (15)         (11)          36        (13)
- - ----------------------------------------------------------------------------------------------------------

NET INCOME                                                  $34          $33           $3        $51
- - ----------------------------------------------------------------------------------------------------------

NET INCOME PER COMMON SHARE                               $0.55        $0.53        $0.03      $0.81
- - ----------------------------------------------------------------------------------------------------------

DIVIDEND PER COMMON SHARE                                 $0.05        $0.05        $0.10      $0.10
- - ----------------------------------------------------------------------------------------------------------

See Notes to Condensed Consolidated Financial Statements.

                               TIG HOLDINGS, INC.
                        CONDENSED CONSOLIDATED STATEMENT
                       OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (Unaudited)
                                                                     Unrealized    Foreign                Total
                                                 Class A             Investment   Currency               Share-
                                      Common     Common   Retained      Gain     Translation  Treasury  holders'
(In millions)                          Stock      Stock    Earnings    (Loss)    Adjustment    Stock     Equity
- - ------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1995           $1,186       $1       $168       $110         $(1)      $(88)      $1,376
Net income                                                      3                                              3
Common stock dividends                                         (6)                                            (6)
Preferred stock dividends                                      (1)                                            (1)
Common stock issued                         5                                                                  5
Conversion of Class A common                1       (1)                                                        -
Amortization of unearned
    compensation                            2                                                                  2
Treasury stock                                                                                 (126)        (126)
Change in net unrealized
    gain on fixed maturity
    investments                                                         (110)                               (110)
- - ------------------------------------------------------------------------------------------------------------------

Balance at June 30, 1996               $1,194        -       $164          -         $(1)     $(214)      $1,143
- - ------------------------------------------------------------------------------------------------------------------

See Notes to Condensed Consolidated Financial Statements.

                               TIG HOLDINGS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                           Six Months Ended
                                                                                               June 30,
                                                                                           ----------------
(In millions)                                                                               1996     1995
- - ------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
     Net income                                                                               $3      $51
     Adjustments to reconcile net income to cash provided by
         operating activities:
         Changes in:
                  Loss reserves                                                               22      106
                  Loss adjustment expenses reserves                                          (22)     (16)
                  Unearned premium reserves                                                   (4)      31
                  Reinsurance recoverable                                                    (63)     (87)
                  Prepaid reinsurance premium                                                 15      (37)
                  Premium receivable                                                         (29)     (89)
                  Deferred policy acquisition costs                                           (4)      (6)
                  Funds withheld under reinsurance agreements                                 51       24
                  Other assets and other liabilities                                          46       26
                  Accrued investment income                                                    -       (2)
                  Income taxes                                                               (39)      11
         Investment loss                                                                       5       12
         Other                                                                                19        1
- - ------------------------------------------------------------------------------------------------------------
              Net cash provided by operating activities                                        -       25
- - ------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
         Purchases of fixed maturity investments                                          (1,184)    (798)
         Sales of fixed maturity investments                                               1,279      702
         Maturities and calls of fixed maturity investments                                    -       79
         Net (increase) decrease in short-term investments                                    33      (43)
         Other                                                                                 2      (31)
- - ------------------------------------------------------------------------------------------------------------
              Net cash provided by (used in) investing activities                            130      (91)
- - ------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
         Common stock issued                                                                   5        1
         Acquisition of treasury stock                                                      (126)     (31)
         Common stock dividends                                                               (6)      (6)
         Preferred stock dividends                                                            (1)      (1)
         Proceeds from (payments on) notes payable                                            (2)      98
- - ------------------------------------------------------------------------------------------------------------
              Net cash provided by (used in) financing activities                           (130)      61
- - ------------------------------------------------------------------------------------------------------------
         Decrease in cash                                                                      -       (5)
         Cash at beginning of period                                                           4        9
- - ------------------------------------------------------------------------------------------------------------
              Cash at end of period                                                           $4       $4
- - ------------------------------------------------------------------------------------------------------------

See Notes to Condensed Consolidated Financial Statements.

                               TIG HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     For the Six Months Ended June 30, 1996
                                   (Unaudited)
- - --------------------------------------------------------------------------------
NOTE A. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
- - --------------------------------------------------------------------------------

BASIS OF PRESENTATION. TIG Holdings, Inc. ("TIG Holdings") is primarily engaged in the business of property/casualty insurance and reinsurance through its 16 insurance subsidiaries (collectively "TIG" or "the Company"). The accompanying unaudited condensed consolidated financial statements include the accounts of TIG Holdings and its subsidiaries and have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Financial statements prepared in accordance with GAAP require the use of management estimates. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation have been included. Certain reclassifications of prior year amounts have been made to conform with the 1996 presentation.

Operating results for the six months ended June 30, 1996 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in TIG's annual report on Form 10-K for the year ended December 31, 1995.

EARNINGS PER SHARE ("EPS"). EPS is calculated based upon the weighted average common shares outstanding ("average shares") during the period. In order to calculate average shares, unallocated ESOP shares and treasury shares are deducted from the outstanding common shares. Class A common stock and common stock options are considered common stock equivalents and are included in average share calculations if dilutive. Common stock equivalents were excluded from the primary EPS computation for the six months ended June 30, 1995, as their inclusion would be anti-dilutive. To obtain net income attributable to common shareholders for EPS computations, the preferred stock dividend is deducted from net income. Refer also to Exhibit 11.

INCOME TAXES. Tax exempt investment income is reported in the accounting period in which such tax-exempt income is recorded in the financial statements. Deferred income taxes at June 30, 1996 and December 31, 1995 included a deferred liability of $.3 million and $59 million, respectively, related to net unrealized investment gains.

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

TREASURY STOCK. The Board of Directors has authorized the repurchase of up to 10 million shares of TIG Holdings common stock. As of June 30, 1996, the Company has repurchased 8.2 million shares for an aggregated cost of $214 million. The Company uses the cost method to record the repurchase of treasury shares.

                               TIG HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     For the Six Months Ended June 30, 1996
                                   (Unaudited)
- - --------------------------------------------------------------------------------
NOTE B.  RESTRUCTURING CHARGES
- - --------------------------------------------------------------------------------

In February 1996, TIG announced the reorganization of its commercial operations and plans to exit certain lines of business that failed to meet profitability standards. As a result of this reorganization, TIG took the following actions:
1) combined its Specialty Commercial and Worker's Compensation divisions to form a new division called Commercial Specialty, 2) identified field offices for consolidation and closure, 3) identified lines of business for non-renewal or cancellation for which 1995 net premium written was approximately $190 million or 12% of consolidated 1995 net premium written, 4) formed a run-off division (called "Other Lines") to administer contractually required policy renewals for run-off lines of business, and 5) notified approximately 600 employees that their positions would be eliminated. At June 30, 1996, the consolidation/closure of field offices was approximately 50% complete; net written premium for Other Lines had declined by 39% for the three months ended June 30, 1996 as compared to the three months ended March 31, 1996; and approximately 400 individuals' employment had been terminated. Management estimates that most Other Lines policies will be non-renewed and that remaining Other Lines personnel will be terminated by December 1997.

TIG recorded a $100 million accrual in first quarter 1996 for estimated restructuring charges comprised of severance of $17 million; contractual policy obligations of $37 million; office lease termination of $18 million; furniture, equipment and capitalized software write-downs of $12 million; and a reserve for litigation and credit issues related to terminated producers of $16 million. The remaining reserve at June 30, 1996 is $72 million. Charges against the restructure accrual of $28.3 million have been recorded during the first six months of 1996 and are comprised of $7.7 million in severance, $7.8 million in contractual policy obligations, $11.0 million in lease termination costs and $1.8 million in asset write-downs.

The components of the underwriting loss from the Other Lines division, which includes all run-off operations are as follows:

                                                  Three Months Ended      Six Months Ended
                                                       June 30,               June 30,
                                                  ------------------      ----------------
(In millions)                                       1996       1995       1996        1995
- - ----------------------------------------------------------------------------------------------
Net premium written                                  $38        $59       $100        $156
- - ----------------------------------------------------------------------------------------------
Premium earned                                       $60        $92       $134        $209
Losses and LAE incurred (See Note C)                 (47)       (69)      (131)       (156)
Underwriting expenses                                (13)       (35)       (36)        (80)
- - ----------------------------------------------------------------------------------------------
             Underwriting loss                        $0       $(12)      $(33)       $(27)
- - ----------------------------------------------------------------------------------------------

                               TIG HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     For the Six Months Ended June 30, 1996
                                   (Unaudited)
- - --------------------------------------------------------------------------------
NOTE C.  LOSS RESERVES
- - --------------------------------------------------------------------------------

In connection with the February 1996 restructuring, TIG completed a re-evaluation of loss and LAE reserves related to run-off lines using additional loss development data received during first quarter 1996. This data confirmed adverse loss development trends observed in the second half of 1995 and was a consideration in the decision to exit certain lines of business as discussed in Note B. As a result of this re-evaluation and management's belief that the restructuring decision will make the claims settlement process less consistent and more volatile, TIG increased loss and LAE reserves by $31 million in the first quarter of 1996 for run-off lines, principally for the Transportation and Large Programs units.

- - --------------------------------------------------------------------------------
NOTE D.  INCOME TAXES
- - --------------------------------------------------------------------------------

In March 1996, TIG entered into settlement agreements with the IRS on several outstanding audit assessments, which resulted in a redetermination of certain tax liabilities related to prior tax years. As a result of the redetermination, a $20 million deferred tax benefit was recognized in first quarter 1996. Accordingly, the effective tax rate for the six months ended June 30, 1996 will not necessarily approximate the estimated effective tax rate for the full year.

- - --------------------------------------------------------------------------------
NOTE E.  CONTINGENCIES
- - --------------------------------------------------------------------------------

TIG's insurance subsidiaries are routinely engaged in litigation in the normal course of their business. As a liability insurer, the Company defends third-party claims brought against its insureds. As an insurer, the Company defends against coverage claims.

On January 11, 1994, a Los Angeles County Superior Court jury returned a verdict of $28 million for punitive damages against TIG Insurance Company ("TIC") in Talbot Partners v. Cates Construction, Inc. and TIC (the "Talbot Case"). The award arose out of TIC's handling of a surety bond claim on a construction project. Management is vigorously pursuing its right to appeal the judgment. TIC is presently litigating with the carriers of its errors and omissions insurance policies as to coverage for punitive damages under the agreed upon language of the policies. On June 27, 1996, a Los Angeles County Superior Courts entered a verdict against TIC in Reliance Insurance Company of Illinois ("Reliance") v. TIC. The court ruled in this declaratory relief action that Reliance, which is one of the carriers which insures TIC, was not obligated to TIC under its errors and omissions insurance policies for punitive damages under Calafornia law. Management is reviewing whether to appeal this judgment. Management believes, however, that the ultimate liability, if any, arising from the Talbot case will not materially impact consolidated operating results.

                               TIG HOLDINGS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

- - --------------------------------------------------------------------------------
2.1 CONSOLIDATED RESULTS
- - --------------------------------------------------------------------------------

TIG Holdings, Inc. ("TIG Holdings") and its subsidiaries (collectively "TIG" or the "Company") offer property/casualty insurance and reinsurance throughout the United States through three major operating divisions: Reinsurance, Retail, and Commercial Specialty. Products that have been de-emphasized or placed into run-off are included in the Other Lines division. The following analysis provides an assessment of TIG's financial results for the three and six months ended June 30, 1996 as compared to the three and six months ended June 30, 1995 and material changes in financial position from December 31, 1995 to June 30, 1996. This discussion updates the "Management's Discussion and Analysis" in the 1995 Annual Report to Shareholders and should be read in conjunction therewith. TIG Holdings would like to caution readers regarding certain forward-looking statements in the following discussion and elsewhere in this Form 10-Q. While TIG Holdings believes in the veracity of all statements made herein, forward-looking statements are necessarily based upon a number of estimates and assumptions that, while considered reasonable by TIG Holdings, are inherently subject to significant business, economic and competitive uncertainties and contingencies, including without limitation, changes in interest rates, increased competition, particularly price competition (which would reduce margins), increases in catastrophes, regulatory changes, adverse loss development for prior years, the adequacy of TIG's loss reserves as well as general market conditions. Many of these uncertainties and contingencies are beyond TIG Holdings' control and, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect TIG Holdings' actual results and could cause its actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, TIG Holdings. TIG disclaims any obligation to update forward looking statements.

Results of operations for the three and six months ended June 30, 1996 and 1995 are presented below. Certain reclassifications of prior period amounts have been made to conform with the current period presentation. Key industry terms are defined at Item 2.9 - Glossary and are italicized the first time used in the following discussion:


                                                                      Three Months Ended     Six Months Ended
                                                                           June 30,              June 30,
                                                                      ------------------     ----------------
(In millions)                                                           1996      1995        1996      1995
- - -------------------------------------------------------------------------------------------------------------
Gross premium written                                                   $467      $556        $975    $1,044
- - -------------------------------------------------------------------------------------------------------------
Net premium written                                                     $383      $401        $787      $821
- - -------------------------------------------------------------------------------------------------------------
Net premium earned                                                      $389      $408        $775      $826
 Less:  Net loss and LAE incurred                                        281       296         587       606
        Commission expense                                                75        65         149       142
        Premium related expense                                           13        14          28        34
        Other underwriting expense                                        26        42          57        74
        Policyholder dividends incurred                                    1         3           3         6
- - -------------------------------------------------------------------------------------------------------------
                  Underwriting loss                                       (7)      (12)        (49)      (36)
Net investment income                                                     73        66         143       132
Net realized investment gain (loss)                                       (5)        1          (5)      (12)
Corporate expenses                                                       (10)       (9)        (18)      (18)
Interest expense                                                          (2)       (2)         (4)       (2)
Restructuring charges                                                      -         -        (100)        -
- - -------------------------------------------------------------------------------------------------------------
Income (loss) before tax benefit (expense)                                49        44         (33)       64
Income tax benefit (expense)                                             (15)      (11)         36       (13)
- - -------------------------------------------------------------------------------------------------------------
                  Net income                                             $34       $33          $3       $51
- - -------------------------------------------------------------------------------------------------------------
Income excluding investment gains (losses) and restructuring charges     $37       $32         $71       $58
- - -------------------------------------------------------------------------------------------------------------

                               TIG HOLDINGS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

- - --------------------------------------------------------------------------------

OVERVIEW. Net income for second quarter 1996 of $34 million increased slightly over 1995 as improved underwriting results offset pre-tax investment losses of $5 million taken to increase portfolio yield. Income excluding investment losses increased to $37 million in second quarter 1996, a 16% improvement over 1995. The effective tax rate for second quarter 1996 was 30.6%, 5.6 percentage points higher than second quarter 1995. As discussed at Item 2.6, TIG significantly reduced its investment in tax-exempt municipal securities in first quarter 1996, which resulted in the effective tax rate increase.

Net income for the first six months of 1996 was $3 million, reflecting pre-tax restructuring charges of $100 million recorded in first quarter 1996 in connection with the reorganization of commercial operations and the decision to exit certain underperforming programs. Income excluding restructuring charges and investment losses increased to $71 million for the first six months of 1996, a 22% improvement over 1995, as a $20 million deferred tax benefit recorded in first quarter 1996 offset reserve strengthening of $31 million recorded for certain Other Lines programs. For additional information regarding first quarter 1996 restructuring charges, reserve strengthening and income tax benefit see Notes B, C and D to the Condensed Consolidated Financial Statements.

The following table shows net premium written by division and the percentage of consolidated net premium written by each division:

                            Three Months Ended June 30,           Six Months Ended June 30,
                            ----------------------------------------------------------------------------
                                   1996               1995               1996               1995
                            ----------------------------------------------------------------------------
                              NPW        %       NPW        %       NPW        %       NPW        %
- - --------------------------------------------------------------------------------------------------------
Reinsurance                  $145      37.8     $136      33.9     $282      35.8     $260      31.7
Retail                         91      23.8       98      24.5      185      23.5      179      21.8
Commercial Specialty          109      28.5      108      26.9      220      28.0      226      27.5
Other Lines                    38       9.9       59      14.7      100      12.7      156      19.0
- - --------------------------------------------------------------------------------------------------------
             Total           $383     100.0     $401     100.0     $787     100.0     $821     100.0
- - --------------------------------------------------------------------------------------------------------

Consolidated net premium written declined by $18 million or 4.5% in second quarter 1996 compared to 1995 primarily due to a $21 million decline in Other Lines premium. For second quarter 1996 compared to 1995, Reinsurance net premium written increased by $9 million or 6.6% and Commercial Specialty net premium written increased slightly in spite of a $13 million decline in Workers' Compensation premiums related to continued price competition in the workers' compensation market. Retail net premium written declined by $7 million or 7.1% in second quarter 1996 compared to 1995 due to planned reductions in property premium to reduce catastrophe exposures. The ratio of net premium written to gross premium written increased from 72.1 in second quarter 1995 to 82.0 in 1996 primarily due to the 90% reinsurance of one Other Lines program which was effective in the second quarter of 1995.

                               TIG HOLDINGS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

- - --------------------------------------------------------------------------------

The following table represents the components of TIG's consolidated statutory combined ratio:

                                                              Three Months        Six Months
                                                             Ended June 30,      Ended June 30,
                                                             --------------      --------------
STATUTORY RATIOS:                                             1996     1995       1996    1995
- - -------------------------------------------------------------------------------------------------
Loss and LAE                                                  72.4     73.7       75.7    74.0
- - -------------------------------------------------------------------------------------------------
Commission expense                                            20.2     16.3       19.8    17.9
Premium related expense                                        3.2      4.0        3.3     4.2
Other underwriting expense                                     6.4     10.1        7.0     9.2
- - -------------------------------------------------------------------------------------------------
         Total underwriting expense                           29.8     30.4       30.1    31.3
Policyholder dividends                                         0.7      2.0        1.1     1.7
- - -------------------------------------------------------------------------------------------------
                  Combined ratio                             102.9    106.1      106.9   107.0
- - -------------------------------------------------------------------------------------------------

UNDERWRITING RESULTS. The consolidated combined ratio decreased by 3.2 and 0.1 percentage points for the three and six months ended June 30, 1996 compared to the corresponding prior year periods. Reductions in the combined ratio for Reinsurance and Other Lines for the three and six months ended June 30, 1996 compared to 1995 reduced the consolidated combined ratio. This reduction was partially offset by increases in the combined ratio for Retail and Commercial Specialty that increased the consolidated combined ratio in the corresponding periods. A dicussion of the underwriting results for Reinsurance, Retail, Commercial Specialty and Other Lines follows in Items 2.2, 2.3, 2.4 and 2.5 respectively.

                               TIG HOLDINGS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

- - --------------------------------------------------------------------------------
2.2 REINSURANCE
- - --------------------------------------------------------------------------------

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


                                                 Three Months            Six Months
                                                 Ended June 30,        Ended June 30,
                                               -----------------     ------------------
(In millions)                                   1996       1995       1996        1995
- - ------------------------------------------------------------------------------------------
Gross premium written                           $147       $158       $295        $301
- - ------------------------------------------------------------------------------------------
Net premium written                             $145       $136       $282        $260
- - ------------------------------------------------------------------------------------------
Net premium earned                              $136       $125       $265        $244
Less:   Net loss and LAE incurred                 98         94        191         183
        Commission expense                        34         29         67          57
        Other underwriting expense                 6          5         12          11
- - ------------------------------------------------------------------------------------------
             Underwriting loss                   $(2)       $(3)       $(5)        $(7)
- - ------------------------------------------------------------------------------------------

PREMIUM. TIG Re focuses on long-term relationships with clients who meet their underwriting standards and share their partnership perspective. While overall market conditions have not improved substantially, TIG Re continues to see profitable opportunities and has maintained a growth rate comparable to that of other top tier reinsurance companies. Gross premium written decreased by 2% and net premium written increased by 8% for the first six months of 1996 compared to the prior year. The decline in gross premium written is due to a change in structure of one program from assuming business on a gross basis to a net basis. This program restructuring has caused the ratio of net written to gross written premium to increase 13 percentage points to 99% in second quarter 1996. Approximately 81% and 83% of business eligible for renewal in the first six months of 1996 and 1995, respectively, was retained. Gross premium produced through TIG Re's London office was $14.0 million for the first six months of 1996, as compared to $8.3 million for the same period in 1995. The following table summarizes TIG Re's net premium written by statutory line of business:

                            Three Months Ended June 30,           Six Months Ended June 30,
                        --------------------------------------------------------------------------
                               1996               1995               1996               1995
                        --------------------------------------------------------------------------
(In millions)             NPW        %       NPW        %       NPW        %       NPW        %
- - --------------------------------------------------------------------------------------------------
Property                  $35      24.1      $18      13.2      $61      21.6      $46      17.7
Medical Malpractice        23      15.9       20      14.7       49      17.4       36      13.8
Automobile Liability       16      11.0       14      10.3       39      13.8       20       7.7
Errors & Omissions         28      19.3       37      27.2       51      18.1       60      23.1
General Liability          21      14.5       26      19.1       42      14.9       47      18.1
Other                      22      15.2       21      15.5       40      14.2       51      19.6
- - --------------------------------------------------------------------------------------------------
         Total           $145     100.0     $136     100.0     $282     100.0     $260     100.0
- - --------------------------------------------------------------------------------------------------

                               TIG HOLDINGS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

- - --------------------------------------------------------------------------------

UNDERWRITING RESULTS. The improvement in TIG Re's underwriting results in 1996 over 1995 is consistent with management's expectations and reflects management's selection of clients and programs meeting strict criteria for adequate returns. There has been some upward change in commission and brokerage rates on business renewed in 1996, but most casualty accounts have been renewed at expiring terms. The following table presents the components of TIG Re's statutory combined ratio:

                                                Three Months                 Six Months
                                               Ended June 30,                Ended June 30,
                                          --------------------------------------------------
STATUTORY RATIOS:                             1996         1995        1996        1995
- - --------------------------------------------------------------------------------------------
Loss and LAE                                  72.1         75.2        71.9        75.0
- - --------------------------------------------------------------------------------------------
Commission expense                            25.5         22.8        25.5        23.9
Premium related expense                        0.2          0.1         0.2         0.1
Other underwriting expense                     4.1          4.1         4.3         4.2
- - --------------------------------------------------------------------------------------------
       Total underwriting expense             29.8         27.0        30.0        28.2
- - --------------------------------------------------------------------------------------------
                  Combined ratio             101.9        102.2       101.9       103.2
- - --------------------------------------------------------------------------------------------

                               TIG HOLDINGS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

- - --------------------------------------------------------------------------------
2.3 RETAIL
- - --------------------------------------------------------------------------------

The Retail division, based in Battle Creek, Michigan, principally provides single-risk, independent agency produced property and liability coverage to targeted individuals and small businesses. Coverages include automobile policies which cover liabilities to third parties for bodily injury and property damage and which cover physical damage to the insured's own vehicle resulting from collision or various other causes of loss. Homeowners/commercial property policies protect against loss of dwellings/buildings and contents arising from a variety of perils, as well as liability arising from ownership or occupancy. The following table presents underwriting results for Retail:

                                                       Three Months          Six Months
                                                       Ended June 30,       Ended June 30,
                                                     -----------------------------------------
(In millions)                                          1996       1995      1996       1995
- - ----------------------------------------------------------------------------------------------
Gross premium written                                  $103       $105      $208       $201
- - ----------------------------------------------------------------------------------------------
Net premium written                                     $91        $98      $185       $179
- - ----------------------------------------------------------------------------------------------
Net premium earned                                      $91        $87      $180       $162
Less:   Net loss and LAE incurred                        64         61       126        116
        Commission expense                               15         14        30         27
        Premium related expense                           4          3         9          8
        Other underwriting expense                        8          7        16         14
- - ----------------------------------------------------------------------------------------------
             Underwriting gain (loss)                   $ -         $2       $(1)       $(3)
- - ----------------------------------------------------------------------------------------------

PREMIUM. Gross premium written increased by approximately 3% for the first six months of 1996 compared to 1995. The increase occurred primarily in automobile and non-standard automobile lines as a result of new business. This was offset by a decrease in premiums for property lines, which is in accordance with management plans to decrease exposure in catastrophe prone areas. The following table summarizes Retail net premium written by major product:


                            Three Months Ended June 30,           Six Months Ended June 30,
                        ----------------------------------------------------------------------------
                                 1996               1995               1996               1995
                        ----------------------------------------------------------------------------
(In millions)                NPW        %       NPW        %       NPW        %       NPW        %
- - ----------------------------------------------------------------------------------------------------
Automobile                   $46      50.5      $43      43.9      $89      48.1      $84      46.9
Property                      20      22.0       30      30.6       42      22.7       52      29.1
Non-standard automobile        8       8.8        9       9.2       20      10.8       13       7.3
Upscale property               8       8.8        7       7.1       12       6.5       12       6.7
All other                      9       9.9        9       9.2       22      11.9       18      10.0
- - ----------------------------------------------------------------------------------------------------
             Total           $91     100.0      $98     100.0     $185     100.0     $179     100.0
- - ----------------------------------------------------------------------------------------------------

                               TIG HOLDINGS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

- - --------------------------------------------------------------------------------

UNDERWRITING RESULTS. The Retail division's underwriting results for second quarter 1996 declined by $2 million compared to the corresponding prior year period due primarily to an increase in premium related and other underwriting expenses. The increase in premium related expenses for the second quarter 1996 over the second quarter 1995 is due to timing differences. Premium related expenses for the six months ended 1996 are in line with the corresponding prior year period. Other underwriting expenses increased for the three and six months ended June 30, 1996 as compared to the corresponding prior year periods due to the addition of the Small Business program in the third quarter of 1995. The combined ratio excluding catastrophes increased due to an increase in property losses in non-standard auto. The following table presents the components of Retail's statutory combined ratios:

                                                     Three Months              Six Months
                                                     Ended June 30,          Ended June 30,
                                                 ----------------------------------------------
STATUTORY RATIOS                                    1996        1995        1996       1995
- - -----------------------------------------------------------------------------------------------
Loss and LAE                                        70.6        70.1        69.9       71.5
- - -----------------------------------------------------------------------------------------------
Commission expense                                  16.5        16.3        16.9       16.7
Premium related expense                              4.3         3.4         4.7        4.5
Other underwriting expense                           8.5         7.2         8.8        7.9
- - -----------------------------------------------------------------------------------------------
Total underwriting expense                          29.3        26.9        30.4       29.1
- - -----------------------------------------------------------------------------------------------
         Combined ratio                             99.9        97.0       100.3      100.6
- - -----------------------------------------------------------------------------------------------
         Combined ratio excluding catastrophes      98.3        95.8        97.6       95.4
- - -----------------------------------------------------------------------------------------------

                               TIG HOLDINGS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

- - --------------------------------------------------------------------------------
2.4  COMMERCIAL  SPECIALTY
- - --------------------------------------------------------------------------------

Commercial Specialty is comprised of the following business units: Workers' Compensation, Sports & Leisure, Commercial Auto & Related, and Other Commercial. Workers' Compensation provides benefits to employees as mandated by state laws for employment-related accidents, injuries or illnesses. Sports & Leisure offers insurance products for organizers and participants in sporting events, entertainment and leisure activities. Coverages include liability, property, automobile, workers' compensation and participant accident and health insurance. Commercial Auto covers liability to third parties for bodily injury and property damage, and covers physical damage to the insured's own vehicle. Commercial Auto policies are generally issued to business and governmental entities, organizations and associations. Other Commercial includes: Excess Casualty, Construction, Marine and Excess & Surplus. Underwriting results for Commercial Specialty are presented below:

                                                 Three Months          Six Months
                                                Ended June 30,       Ended June 30,
                                              -----------------------------------------
(In millions)                                    1996       1995      1996       1995
- - ----------------------------------------------------------------------------------------
Gross premium written                            $141       $139      $288       $284
- - ----------------------------------------------------------------------------------------
Net premium written                              $109       $108      $220       $226
- - ----------------------------------------------------------------------------------------
Net premium earned                               $102       $104      $196       $212
Less:   Net loss and LAE incurred                  72         72       139        151
        Commission expense                         19         16        36         33
        Premium related expense                     5          5        10         13
        Other underwriting expense                 10          7        18          9
        Policyholder dividends                      1          3         3          5
- - ----------------------------------------------------------------------------------------
             Underwriting gain (loss)             $(5)        $1      $(10)        $1
- - ----------------------------------------------------------------------------------------

PREMIUM. Gross premium written increased slightly for the three and six months ended June 30, 1996 compared to the corresponding prior year periods. Premium growth in Commercial Auto & Related and Sports & Leisure programs was offset by a decrease in Workers' Compensation gross premium of $14 million and $32 million for the three and six month periods ending June 30, 1996. The second quarter of 1996 increase in Commercial Auto & Related and Sports & Leisure premium is primarily from new business. Workers' Compensation reforms have been enacted by a number of states, intensifying competitive market conditions nationwide. Due to the changing environment, TIG's workers' compensation marketing plan will continue to be cautious, in line with disciplined underwriting, and remain focused on small to intermediate size customers using a template underwriting approach.

                               TIG HOLDINGS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

- - --------------------------------------------------------------------------------

The following table summarizes Commercial Specialty net premium written by business unit:


                            Three Months Ended June 30,           Six Months Ended June 30,
                        ----------------------------------------------------------------------------
                                 1996               1995               1996               1995
                        ----------------------------------------------------------------------------
(In millions)                  NPW      %       NPW        %       NPW        %       NPW        %
- - ----------------------------------------------------------------------------------------------------
Workers' compensation          $39    36.1      $53      48.8      $96      43.5     $126      55.9
Sports & Leisure                49    45.4       42      39.0       79      35.9       75      33.2
Commercial Automobile            9     8.4        5       4.4       21       9.5        8       3.7
All other                       12    10.1        8       7.8       24      11.1       17       7.2
- - ----------------------------------------------------------------------------------------------------
             Total            $109   100.0     $108     100.0     $220     100.0     $226     100.0
- - ----------------------------------------------------------------------------------------------------

UNDERWRITING RESULTS. The Commercial Specialty division's combined ratio increased by 1.5 percentage points during the second quarter and 3.1 percentage points for the six months ended June 30, 1996 compared to the same periods in 1995. The increase in the combined ratio is due principally to increased commission and other underwriting expenses partially offset by a decline in policyholder dividends and premium related expenses. Increased writings for program business produced through managing general agents resulted in higher commission expenses for the three and six months ended June 30, 1996 compared to 1995. These commissions are generally higher than traditional business. The other underwriting expense ratio increased primarily due to start up costs incurred for new programs in Workers' Compensation and Excess and Surplus lines for which little net premium has been written. The decrease in the policyholder dividend ratio in the second quarter 1996 is due to the shift in business from participating to non-participating select workers' compensation policies. The following table presents the components of Commercial Specialty's statutory combined ratios:


                                              Three Months            Six Months
                                              Ended June 30,         Ended June 30,
                                         ----------------------------------------------
STATUTORY RATIOS                              1996       1995       1996        1995
- - -------------------------------------------------------------------------------------
Loss and LAE                                  70.8       69.4       70.9        71.4
- - -------------------------------------------------------------------------------------
Commission expense                            18.6       15.8       18.7        15.9
Premium related expense                        4.4        5.9        4.6         5.9
Other underwriting expense                     9.1        5.2        8.5         4.2
- - -------------------------------------------------------------------------------------
       Total underwriting expense             32.1       26.9       31.8        26.0
- - -------------------------------------------------------------------------------------
 Policyholder dividend                         2.4        7.5        4.1         6.3
- - -------------------------------------------------------------------------------------
            Combined ratio                   105.3      103.8      106.8       103.7
- - -------------------------------------------------------------------------------------

                               TIG HOLDINGS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

- - --------------------------------------------------------------------------------
2.5 OTHER LINES
- - --------------------------------------------------------------------------------

Other Lines principally includes commercial products which have been placed in run-off due to failure to meet profitability standards. Approximately 95% of this business was placed in run-off in March 1996 with the remainder being placed in run-off in June 1995. Most premium written in run-off programs after the "exit date" represents contractually required renewals. As discussed at Item 2.1, costs to administer such renewals were accrued in first quarter 1996. Net premium written decreased in the three and six months ended June 30, 1996 as compared to 1995 by $21 million and $56 million, respectively. Other Lines premium is expected to be completely non-renewed by late 1997. Underwriting results and statutory combined ratios for Other Lines are presented below:

                                                      Three Months          Six Months
                                                      Ended June 30,       Ended June 30,
                                                  --------------------------------------------
(In millions)                                        1996       1995      1996       1995
- - ----------------------------------------------------------------------------------------------
Gross premium written                                 $76       $154      $184       $258
- - ----------------------------------------------------------------------------------------------
Net premium written                                   $38        $59      $100       $156
- - ----------------------------------------------------------------------------------------------
Net premium earned                                    $60        $92      $134       $209
 Less:   Net loss and LAE incurred                     47         69       131        156
        Commission expense                              7          6        16         26
        Premium related expense                         4          6         9         13
        Other underwriting expense                      2         23        11         40
        Policyholder dividend                           -          -         -          1
- - ----------------------------------------------------------------------------------------------
                  Underwriting loss                    $0       $(12)     $(33)      $(27)
- - ----------------------------------------------------------------------------------------------

STATUTORY RATIOS:
Loss and LAE                                         78.2       79.9      98.6       77.3
- - ----------------------------------------------------------------------------------------------
Commission expense                                   13.2        2.2      11.2       12.2
Premium related expense                               7.9       10.2       6.9        8.2
Other underwriting expense                            2.1       37.6       8.4       26.0
- - ----------------------------------------------------------------------------------------------
         Total underwriting expense                  23.2       50.0      26.5       46.4
Policyholder dividends                                0.3        0.5       0.6        0.3
- - ----------------------------------------------------------------------------------------------
                  Combined ratio                    101.7      130.4     125.7      124.0
- - ----------------------------------------------------------------------------------------------

As discussed at Item 2.1, TIG increased loss and LAE reserves for Other Lines by $31 million during the first quarter 1996. This reserve strengthening increased the year to date 1996 loss and LAE ratio by approximately 23.3 percentage points. Commissions and underwriting expense ratio fluctuations with prior periods are primarily attributable to the sale of the Financial Institutions business during the second quarter 1995. Management estimates that underwriting results for Other Lines will be approximately break-even for the remainder of 1996.

                               TIG HOLDINGS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

- - --------------------------------------------------------------------------------
2.6 INVESTMENTS
- - --------------------------------------------------------------------------------

INVESTMENT MIX. Management continues to emphasize a conservative investment strategy by maintaining a portfolio of high-quality, principally fixed maturity investments. In accordance with SFAS 115, TIG's entire fixed maturity portfolio has been classified as available-for-sale. As a result, all fixed maturity investments are recorded in TIG's financial statements at market value. Unrealized gains and losses on fixed maturity investments and related hedges are recorded net of tax directly in shareholders' equity. Following is a summary of TIG's investment portfolio by type of investment.

                                                            June 30, 1996        December 31, 1995
                                                        ---------------------------------------------
                                                                     % of                   % of
                                                          Market     Market      Market     Market
(In millions)                                              Value    Portfolio    Value    Portfolio
- - -----------------------------------------------------------------------------------------------------
Municipal bonds                                             $548      12.9        $951      20.9
Mortgage-backed securities                                 1,387      32.8       1,405      30.9
United States government bonds                             1,197      28.3       1,388      30.5
Corporate and other bonds                                    980      23.2         658      14.5
- - -----------------------------------------------------------------------------------------------------
Total fixed maturity investments                           4,112      97.2       4,402      96.8
Short-term and other investments                             117       2.8         148       3.2
- - -----------------------------------------------------------------------------------------------------
             Total invested assets                        $4,229     100.0      $4,550     100.0
- - -----------------------------------------------------------------------------------------------------


During the first half of 1996, tax-exempt municipal bonds and certain other lower yielding securities were disposed of in favor of higher yielding corporate bonds and mortgage-backed securities. As a result, the book yield of the portfolio increased to 7.19% at June 30, 1996 from 6.70% at December 31, 1995.

Approximately one-third of TIG's portfolio consists of mortgage-backed securities ("MBS"). United States federal government and government agency mortgages now represent approximately 86% of TIG's exposure to MBS offering AAA credit quality and high yields. In exchange for these benefits, however, the timing of ultimate repayment of principal remains uncertain during the life of the investment, as it is dependent on the prepayment and refinancing activity of the underlying homeowner. All MBS held in the portfolio can be actively traded in the public market. The market value of MBS can be affected during periods of high interest rates whereby the MBS would be subject to repayment of principal earlier than originally anticipated. If this does occur, TIG's investment income levels could be negatively impacted. Earnings could also be affected by any capital gains or losses realized on these partial prepayments as TIG would receive the principal amount of the securities which may have been purchased at a premium or discount to such principal amount. TIG's consolidated financial results have not been materially impacted by prepayments of MBS.

TIG's objective is to maintain the weighted average maturity of its investment portfolio between 8 and 11 years and the weighted average duration between 4 and 7 years. At June 30, 1996, the weighted average maturity of TIG's investment portfolio was 8.5 years compared to 8.9 years at December 31, 1995. At June 30, 1996, the weighted average duration of TIG's investment portfolio was 5.3 years compared to 5.8 years at December 31, 1995.

                               TIG HOLDINGS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

- - --------------------------------------------------------------------------------

From time to time, TIG sells futures contracts to hedge its interest rate and market exposures on thirty-year U.S. Treasury bonds. Risks arise from movements in the futures contracts' values. Futures contracts are carried at market value, with gains and losses recognized as adjustments to the carrying value of the hedged investment. At June 30, 1996, the face amount of open futures contracts was $100 million as compared to $25 million at December 31, 1995.

During the fourth quarter of 1995, TIG entered into commitments to purchase securities on a "To Be Announced" ("TBA") basis for which the interest rate risk remains with TIG until the date of delivery and payment. Delivery and payment of MBS purchased on a TBA basis can take place a month or more after the date of the transaction. These securities are subject to market fluctuations during this period and it is the Company's policy to recognize any gains or losses only when they are realized. TIG maintains cash and securities with a fair value exceeding the amount of its TBA purchase commitments. At June 30, 1996, the TBA purchase commitments amounted to $84.5 million and had a fair value of $84.6 million compared to TBA commitments of $152.2 million and fair value of $153.1 million at December 31, 1995.

UNREALIZED GAINS. Net pre-tax unrealized gains decreased by $168 million during the first six months of 1996 as a result of increasing market interest rates. As of June 30, 1996, the aggregate pre-tax net unrealized gain on TIG's investment portfolio was $1 million. The following is a summary of net unrealized gains (losses) by type of security:


                                                  June 30,        December 31,
(In millions)                                       1996              1995          Change
- - -----------------------------------------------------------------------------------------------
Municipal bonds                                      $29               $60           $(31)
Mortgage-backed securities                           (30)               (4)           (26)
United States government bonds                        17                91            (74)
Corporate and other bonds                            (15)               22            (37)
- - -----------------------------------------------------------------------------------------------
    Net unrealized gains                              $1              $169          $(168)
- - -----------------------------------------------------------------------------------------------

                               TIG HOLDINGS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

- - --------------------------------------------------------------------------------

INVESTMENT INCOME. The following table displays the components of TIG's investment income and mean after-tax investment yields. The yields include interest earned and exclude realized investment gains and losses. These yields are computed using the average of the end of the month asset balances during the period.

                                                  Three Months             Six Months
                                                 Ended June 30,           Ended June 30,
                                            --------------------------------------------------
(In millions)                                   1996        1995         1996        1995
- - ----------------------------------------------------------------------------------------------
Fixed maturity investments:
    Taxable                                      $65         $51         $129        $101
    Tax-exempt                                     8          15           19          32
Short-term and other investments                   2           2            5           4
- - ----------------------------------------------------------------------------------------------
Total gross investment income                     75          68          153         137
Investment expenses, interest and other           (2)         (2)         (10)         (5)
- - ----------------------------------------------------------------------------------------------
Total net investment income                      $73          66         $143        $132
- - ----------------------------------------------------------------------------------------------
After-tax net investment yield                  4.55%       4.47%        4.47%       4.49%
- - ----------------------------------------------------------------------------------------------

INVESTMENT QUALITY. The table below shows the rating distribution of TIG's fixed maturity portfolio:


                                                           June 30, 1996                 December 31, 1995
                                                   ----------------------------------------------------------
                                                       Market         % of          Market         % of
Standard & Poor's/Moody's                              Value        Portfolio       Value        Portfolio
- - -------------------------------------------------------------------------------------------------------------
(In millions)
AAA/Aaa                                               $3,037           73.8          $3,361          76.4
AA/Aa                                                    196            4.8             369           8.4
A/A                                                      333            8.1             257           5.8
BBB/Baa                                                  176            4.3             119           2.7
Below BBB/Baa                                            370            9.0             296           6.7
- - -------------------------------------------------------------------------------------------------------------
    Total fixed maturity investments                  $4,112          100.0          $4,402         100.0
- - -------------------------------------------------------------------------------------------------------------

TIG minimizes the credit risk of its fixed maturity portfolio by investing primarily in investment grade securities. To enhance investment yields, management has authorized the purchase of up to $500 million in high yield, less than investment grade securities. The information on credit quality in the preceding table is based upon the higher of the rating assigned to each issue of fixed income securities by either Standard & Poor's Ratings Group or Moody's Investor Service, Inc. Where neither Standard & Poor's or Moody's has assigned a rating to a particular fixed maturity issue, classification is based on 1) ratings available from other recognized rating services; 2) ratings assigned by the National Association of Insurance Commissioners ("NAIC"); or 3) an internal assessment of the characteristics of the individual security, if no other rating is available.

The NAIC has a bond rating system that assigns security classes. These "NAIC designations" are used by insurers when preparing their annual statutory financial statements. The designations assigned by the NAIC range from class 1 to class 6, with a rating in class 1 being the highest quality. As of June 30, 1996, approximately 91% of TIG's portfolio, measured on a statutory carrying value basis, was invested in securities rated in class 1 or 2, both considered investment-grade by the NAIC compared to 93% at December 31, 1995.

                               TIG HOLDINGS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

- - --------------------------------------------------------------------------------
2.7 RESERVES
- - --------------------------------------------------------------------------------

TIG's reserves for losses and loss adjustment expenses ("LAE") totaled $3.9 billion at June 30, 1996 and December 31, 1995. The process of estimating loss and LAE reserves involves the active participation of an experienced actuarial staff with input from underwriting, claims, reinsurance, financial, and legal departments. Management, using the advice of loss reserve specialists, makes a judgment as to the appropriate amount to record in the financial statements. This process is a continuous one, involving regular updates for new information and adjustments of loss reserves based on the application of management's best evaluation of the revised data. Such adjustments are reflected in current operations. As discussed at Item 2.1, TIG increased loss and LAE reserves by $31 million in first quarter 1996 for certain run-off programs included in Other Lines.

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

TIG's reserves include an estimate of TIG's ultimate liability for asbestos-related matters, environmental pollution, toxic tort, and other non-sudden and accidental claims for which ultimate values cannot be estimated using traditional reserving techniques. Establishing reserves with respect to environmental liabilities is one of the most difficult aspects of the reserving process. TIG's environmental claims activity is predominately from hazardous waste and pollution-related claims rising from commercial insurance policies written prior to 1985. TIG has not written primary coverage for the major oil or chemical companies. Most of TIG's pollution claims are from small, regional operations or local businesses involved with disposing wastes at dump sites or having pollution on their own property due to hazardous material or leaking underground storage tanks. In connection with TIG's initial public offering in April 1993, an affiliate of TIG's former parent, Transamerica Corporation, agreed to pay 75% of up to $119 million of reserve development and newly reported claims, up to a maximum reimbursement of $89 million, on policies written prior to January 1, 1993, with respect to certain environmental claims involving paid losses and certain LAE in excess of TIG's environmental loss and LAE reserves at December 31, 1992. At June 30, 1996, the Transamerica affiliate had incurred no liability under this agreement.

While there can be no assurance that the loss and LAE reserves at any given date are adequate to meet TIG's obligations, the amounts reported in TIG's balance sheet are management's best estimate of that amount.

                               TIG HOLDINGS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

- - --------------------------------------------------------------------------------
2.8  LIQUIDITY AND CAPITAL RESOURCES
- - --------------------------------------------------------------------------------

Liquidity is a measure of an entity's ability to secure enough cash to meet its contractual obligations and operating needs. TIG requires cash primarily to pay policyholders' claims, operating expenses, and dividend obligations. Generally, premium is collected months or years before claims are paid under the policies purchased by the premium. These funds are used first to pay current claims and expenses. The balance is invested in high quality securities to augment the investment income generated by the existing portfolio. Historically, TIG has had, and expects to continue to have, more than sufficient funds to pay claims, expenses and policyholder dividends.

CASH FLOW FROM OPERATING ACTIVITIES

Cash flow from operations for second quarter 1996, was ($50) million compared to $4 million for 1995. The 1995 cash flow was reduced by $34 million due to the 90% reinsurance of Financial Institutions unearned premium reserves as of April 1, 1995. Second quarter 1996 cash flow was comprised of $27 million positive cash flow for Reinsurance and ($77) million negative cash flow for primary operations (Retail, Commercial Specialty and Other Lines). This compares to $51 million positive cash flow for Reinsurance and ($13) million negative cash flow for primary operations in second quarter 1995, excluding the reinsurance of the Financial Institutions unearned premium reserve. Reinsurance and primary operations cash flow decreased in the second quarter of 1996 due principally to increased loss and LAE payments.

INVESTMENT LIQUIDITY

At June 30, 1996, TIG had $117 million in short-term and other investments compared to $148 million at December 31, 1995. In addition, TIG expects to realize $676, $621, and $882 million in cash flow from principal and interest payments for the next three years, respectively, from its investment portfolio. TIG has structured its investment portfolio to manage the impact of market interest rate fluctuations on liquidity. Investments and cash at TIG Holdings totaled $88 million as of June 30, 1996 compared to $169 million at December 31, 1995.

RESTRICTIONS ON DIVIDENDS FROM INSURANCE SUBSIDIARIES

The maximum amount of shareholder dividends which the insurance subsidiaries can pay to TIG Holdings is limited to the greater of (i) 10% of statutory surplus as of the end of the preceding year or (ii) the statutory net income for the preceding year except that such amount may not exceed earned surplus. Accordingly, the maximum dividend payout to shareholders that can be made without regulatory approval during 1996 is $157 million. TIG Holdings received $25 million in cash dividends from its insurance subsidiaries in each of the first and second quarters of 1996 and in the second quarter of 1995.

NOTES PAYABLE

In December 1995, TIG Holdings established a new unsecured revolving line of credit with maximum borrowings of $250 million. At June 30, 1996, TIG had no outstanding borrowings under this facility. In 1995, TIG Insurance Company entered into a five-year $50 million credit facility of which approximately $20 million has been drawn as of June 30, 1996. The facility is a direct financing arrangement with a third party related to the sale and leaseback of certain fixed assets. In addition, TIG Holdings had $98 million of 8.125% notes payable maturing in 2005 outstanding at June 30, 1996 and December 31, 1995.

                               TIG HOLDINGS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

- - --------------------------------------------------------------------------------

SHAREHOLDERS' EQUITY

Shareholders' equity decreased by $233 million during the six months of 1996, primarily due to a $110 million decrease in after tax unrealized investment gains and $126 million of common stock repurchases. Accordingly, book value per share decreased to $20.48 at June 30, 1996 from $23.09 at December 31, 1995. Excluding the impact of unrealized investment gains, the book value per share would have been $20.50 at June 30, 1996 and $21.26 at December 31, 1995.

As of June 30, 1996, the Board of Directors has authorized stock repurchases of up to 10 million shares of TIG Holdings Common Stock (15.5% of total issued and outstanding including treasury shares at June 30, 1996). Under the repurchase plan, repurchases may be made from time to time on the open market at prevailing market prices or in privately negotiated transactions. Through June 30, 1996,
8.2 million shares have been repurchased (12.7% of total issued and outstanding including treasury shares at June 30, 1996) at an average cost per share of $26.10, for an aggregate cost of $214 million.

                               TIG HOLDINGS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

- - --------------------------------------------------------------------------------
2.9  GLOSSARY
- - --------------------------------------------------------------------------------

CATASTROPHE: An event that is designated to be a "catastrophe" by the Property Claim Service Division of American Services Group, an industry body. It generally defines events which are estimated to cause more than $5 million in insured property damage and which affect a significant number of insureds and insurers.

COMBINED RATIO: A combination of the underwriting expense ratio, the loss and LAE ratio, and the policyholder dividends ratio, determined in accordance with statutory accounting practice. A combined ratio below 100% generally indicates profitable underwriting results. A combined ratio over 100% generally indicates unprofitable underwriting results.

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

- - --------------------------------------------------------------------------------

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

SFAS 115:  Statement of Financial  Accounting  Standards No. 115.  "Accounting
for Certain  Investments in Debt and Equity  Securities",   requires
categorization  of  investment  portfolios.   Categorization  of  a  portfolio
as "Available-for-Sale" (such as TIG's) creates volatility in shareholders' equity as the changes in unrealized gains or losses are recorded net of tax directly into shareholders' equity.

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

                               TIG HOLDINGS, INC.
                           PART II. OTHER INFORMATION


- - --------------------------------------------------------------------------------

ITEM 1.  LEGAL PROCEEEDINGS

TIG's insurance subsidiaries are routinely engaged in litigation in the normal course of their business. As a liability insurer, the Company defends third-party claims brought against its insureds. As an insurer, the Company defends against coverage claims.

On January 11, 1994, a Los Angeles County Superior Court jury returned a verdict of $28 million for punitive damages against TIG Insurance Company ("TIC") in Talbot Partners v. Cates Construction, Inc. and TIC (the "Talbot Case"). The award arose out of TIC's handling of a surety bond claim on a construction project. Management is vigorously pursuing its right to appeal the judgment. TIC is presently litigating with the carriers of its errors and omissions insurance policies as to coverage for punitive damages under the agreed upon language of the policies. On June 27, 1996, a Los Angeles County Superior Courts entered a verdict against TIC in Reliance Insurance Company of Illinois ("Reliance") v. TIC. The court ruled in this declaratory relief action that Reliance, which is one of the carriers which insures TIC, was not obligated to TIC under its errors and omissions insurance policies for punitive damages under California law. Management is reviewing whether to appeal this judgment. Management believes, however, that the ultimate liability, if any, arising from the Talbot case will not materially impact consolidated operating results.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company's annual meeting of stockholders on May 2, 1996, the stockholders elected four directors, each for terms expiring at the annual meeting of stockholders in the years shown below. Votes cast in relation to the election of each director are summarized as follows:

Election of Directors for a term expiring in 1999:

                                                    For         Withheld
                                                 ----------     --------
       William G. Clark                          53,261,970      666,780
       Jon W. Rotenstreich                       53,231,032      697,718
       Harold Tanner                             53,525,071      403,679

Election of a Director for a term expiring in 1998:

       George D. Gould                           53,503,671      425,079

The Directors whose terms continued and the years their terms expire are as follows:

George B. Bietzel (1998); Joel S. Ehrenkranz (1997); Don D. Hutson (1998); William W. Priest, Jr. (1997): Ann W. Richards (1997).

                               TIG HOLDINGS, INC.
                           PART II. OTHER INFORMATION

- - --------------------------------------------------------------------------------

The stockholders also ratified the appointment of Ernst & Young LLP to serve as independent auditors of the Company for the year 1996. Votes cast in relation to this matter are summarized as follows:

                                                             Abstain and Broker
                                        For         Against     Non-Votes
                                     ----------     -------     ---------
                                     53,619,783     208,411       100,556

The stockholders also ratified the following incentive and compensation plans, with votes cast in relation to each plan as follows:

                                                             Abstain and Broker
                                        For         Against      Non-Votes
                                     ----------   ----------     ---------
The Company's 1996 Long-Term
  Incentive Plan                     31,466,563   17,357,899     1,342,106

The Company's 1996 Non-Employee
  Directors Compensation Program     34,649,048   14,110,943     1,406,577

The Company's Annual Incentive
  Compensation Plan  For Certain
  Executives                         45,176,476    3,605,223     1,384,599

                               TIG HOLDINGS, INC.
                           PART II. OTHER INFORMATION

- - --------------------------------------------------------------------------------

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits:

       EXHIBIT 3.1: Amended and Restated Certificate of Incorporation of TIG Holdings as filed with the Delaware Secretary of State on April 16, 1993 (incorporated by reference to Exhibit 3.1 to TIG Holdings' Quarterly Report on Form 10Q for the quarter ended March 31, 1993, Commission File No. 1-11856).

       EXHIBIT 3.2: Amended and Restated Bylaws of TIG Holdings as adopted by TIG Holdings' Board of Directors on May 18, 1993 (incorporated by reference to Exhibit 3.2 to TIG Holdings' Registration Statement on Form S-8, File No. 33-63148).

       EXHIBIT 4.1: Certificate of Designation of TIG Holdings relating to the $7.75 Cumulative Preferred Stock of TIG Holdings as filed with the Delaware Secretary of State on April 16, 1993 (incorporated by reference to Exhibit 4.1 to TIG Holdings' Quarterly Report on Form 10Q for the quarter ended March 31, 1993, Commission File No. 1-11856).

       EXHIBIT 4.2: Indenture dated as of April 1, 1995, between TIG Holdings and the First National Bank of Chicago, as Trustee (incorporated by reference to Exhibit 4.2 to Registration Statement No. 33-90594, filed March 24, 1995).

       EXHIBIT 10.1:  TIG Holdings, Inc. 1996 Long-Term Incentive Plan

       EXHIBIT 10.2: TIG Holdings, Inc. 1996 Non-Employee Directors Compensation Program

       EXHIBIT 10.3: TIG Holdings, Inc. Annual Incentive Compensation Plan for Certain Executives

       EXHIBIT 10.4: TIG Holdings, Inc. 1993 Long Term Incentive Plan Stock Option Agreement

       EXHIBIT 10.5: TIG Holdings, Inc. 1993 Long Term Incentive Plan Restricted Share Award Agreement

       EXHIBIT 10.6: TIG Holdings, Inc. 1996 Long-Term Incentive Plan Stock Option Agreement

       EXHIBIT 10.7: TIG Holdings, Inc. 1996 Long-Term Incentive Plan Executive Non-Qualified Stock Option Agreement

       EXHIBIT 11:     Computation of Earnings per Share


(b) The Company did not file any reports on Form 8-K during the three months ended June 30, 1996.

                               TIG HOLDINGS, INC.
                        COMPUTATION OF EARNINGS PER SHARE
                                   (unaudited)

EXHIBIT 11

                                                                          Three Months         Six Months
                                                                         Ended June 30,      Ended June 30,
                                                                    ----------------------------------------
(In millions, except per share data)                                     1996      1995      1996      1995
- - ------------------------------------------------------------------------------------------------------------
PRIMARY:
Weighted average shares outstanding                                      56.9      61.3      58.0      61.6
Net effect of dilutive stock options - based on the treasury stock
    method using average market price (A)                                 2.9       0.6       2.9         -
- - ------------------------------------------------------------------------------------------------------------
Total primary common shares                                              59.8      61.9      60.9      61.6
- - ------------------------------------------------------------------------------------------------------------
Net income                                                              $33.5     $33.1      $2.7     $50.6
Less preferred stock dividend requirements                               (0.5)     (0.5)     (1.0)     (1.0)
- - ------------------------------------------------------------------------------------------------------------
Net income available to common stock                                    $33.0     $32.6      $1.7     $49.6
- - ------------------------------------------------------------------------------------------------------------
Net income per common share                                             $0.55     $0.53     $0.03     $0.81
- - ------------------------------------------------------------------------------------------------------------

FULLY DILUTIVE:
Weighted average shares outstanding                                      56.9      61.3      58.0      61.6
Net effect of dilutive stock options - based on the treasury stock
    method using higher of average or end of period market price          2.9       0.6       2.9       0.5
- - ------------------------------------------------------------------------------------------------------------
Total fully dilutive common shares                                       59.8      61.9      60.9      62.1
- - ------------------------------------------------------------------------------------------------------------
Net income                                                              $33.5     $33.1      $2.7     $50.6
Less preferred stock dividend requirements                               (0.5)     (0.5)     (1.0)     (1.0)
- - ------------------------------------------------------------------------------------------------------------
Net income available to common stock                                    $33.0     $32.6      $1.7     $49.6
- - ------------------------------------------------------------------------------------------------------------
Net income per common share                                             $0.55     $0.53     $0.03     $0.80
- - ------------------------------------------------------------------------------------------------------------

                               TIG HOLDINGS, INC.
                                   SIGNATURES

- - --------------------------------------------------------------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:  August 14, 1996                         TIG HOLDINGS, INC.
      --------------------

                                         By:    /s/Steven A. Cook
                                                -------------------------
                                         Name:  Steven A. Cook
                                         Title: Controller
                                                (Principal Accounting Officer)

                               TIG HOLDINGS, INC.
                                INDEX TO EXHIBITS


- - --------------------------------------------------------------------------------


EXHIBIT 3.1: Amended and Restated Certificate of Incorporation of TIG Holdings as filed with the Delaware Secretary of State on April 16, 1993 (incorporated by reference to Exhibit 3.1 to TIG Holdings' Quarterly Report on Form 10Q for the quarter ended March 31, 1993, Commission File No. 1-11856).

EXHIBIT 3.2: Amended and Restated Bylaws of TIG Holdings as adopted by TIG Holdings' Board of Directors on May 18, 1993 (incorporated by reference to
Exhibit 3.2 to TIG Holdings' Registration Statement on Form S-8, File No. 33-63148).

EXHIBIT 4.1: Certificate of Designation of TIG Holdings relating to the $7.75 Cumulative Preferred Stock of TIG Holdings as filed with the Delaware Secretary of State on April 16, 1993 (incorporated by reference to Exhibit 4.1 to TIG Holdings' Quarterly Report on Form 10Q for the quarter ended March 31, 1993, Commission File No. 1-11856).

EXHIBIT 4.2: Indenture dated as of April 1, 1995, between TIG Holdings and the First National Bank of Chicago, as Trustee (incorporated by reference to Exhibit
4.2 to Registration Statement No. 33-90594, filed March 24, 1995).

EXHIBIT 10.1:  TIG Holdings, Inc. 1996 Long-Term Incentive Plan

EXHIBIT 10.2:  TIG Holdings, Inc. 1996 Non-Employee Directors Compensation
Program

EXHIBIT 10.3: TIG Holdings, Inc. Annual Incentive Compensation Plan for Certain Executives

EXHIBIT 10.4: TIG Holdings, Inc. 1993 Long Term Incentive Plan Stock Option Agreement

EXHIBIT 10.5: TIG Holdings, Inc. 1993 Long Term Incentive Plan Restricted Share Award Agreement

EXHIBIT 10.6: TIG Holdings, Inc. 1996 Long-Term Incentive Plan Stock Option Agreement

EXHIBIT 10.7: TIG Holdings, Inc. 1996 Long-Term Incentive Plan Executive Non-Qualified Stock Option Agreement

EXHIBIT 11:    Computation of Earnings per Share

EXHIBIT 10.1



                               TIG HOLDINGS, INC.

                          1996 LONG-TERM INCENTIVE PLAN

1. PURPOSE. The purpose of the 1996 Long-Term Incentive Plan (the "Plan") is to further and promote the interests of TIG Holdings, Inc. (the "Company"), the Related Companies, and the Company's shareholders by enabling the Company and the Related Companies to attract, retain and motivate employees or those who will become employees, and to align the interests of those individuals and the Company's shareholders. To do this, the Plan offers equity-based and performance-based incentive awards and opportunities to provide such employees with a proprietary interest in maximizing the growth, profitability, and overall success of the Company and the Related Companies.

2.   DEFINITIONS.  For purposes of the Plan, the following terms shall have the meanings set forth below:

         2.1 "AWARD" means an award or grant made to a Participant under Sections 6, 7, 8, 9, 10, and/or 11. "AWARD AGREEMENT" means the agreement executed by a Participant pursuant to Sections
                   3.2 and 19.7 in connection with the granting of an Award.

         2.2 "BOARD" means the Board of Directors of the Company, as constituted from time to time.

         2.3 "CODE" means the Internal Revenue Code of 1986, as in effect and as amended from time to time, or any successor statute thereto, together with any rules, regulations, and interpretations promulgated thereunder or with respect thereto.

         2.4       "COMMITTEE" means the committee of the Board described in
                   Section 3.

         2.5 "COMMON STOCK" means the Common Stock, par value $.01 per share, of the Company or any security of the Company issued by the Company in substitution or exchange therefor.

         2.6 "COMPANY" means TIG Holdings, Inc., a Delaware corporation, or any successor corporation to TIG Holdings, Inc.

         2.7 "DISABILITY" means disability as defined in the Participant's then effective employment agreement with the Company or a Related Company, or if the Participant is not then a party to an effective employment agreement with the Company or a Related Company, "Disability" means disability as determined by the Committee in accordance with standards and procedures similar to those under the Company's long-term disability plan, if any. Subject to the first sentence of this Section 2.7, at any time that the Company does not maintain a long-term disability plan, "Disability" shall mean any physical or mental disability that is determined to be total and permanent by a physician selected in good faith by the Company.

         2.8 "EFFECTIVE DATE" means the date on which the Plan is approved by the shareholders of the Company.

EXHIBIT 10.1


         2.9 "EXCHANGE ACT" means the Securities Exchange Act of 1934, as in effect and as amended from time to time, or any successor statute thereto, together with any rules, regulations, and interpretations promulgated thereunder or with respect thereto.

         2.10 "FAIR MARKET VALUE" means on, or with respect to, any given date, the average of the highest and lowest market prices of the Common Stock, as reported on the consolidated transaction reporting system for the New York Stock Exchange for such date or, if the Common Stock was not traded on such date, on the next preceding day on which the Common Stock was traded.

         2.11 "INCENTIVE STOCK OPTION" means any stock option granted pursuant to the provisions of Section 6 (and the applicable Award Agreement) that is intended to be (and is specifically designated as) an "incentive stock option" within the meaning of Section 422 of the Code.

         2.12 "NON-QUALIFIED STOCK OPTION" means any stock option granted pursuant to the provisions of Section 6 (and the applicable Award Agreement) that is not an Incentive Stock Option.

         2.13 "OWNERSHIP MAINTENANCE STOCK OPTION" means any Non-Qualified Stock Option automatically granted pursuant to the provisions of Section 6.7 and the applicable Award Agreement.

         2.14      "PARTICIPANT" means any individual who, in accordance with
                   Section 5, is selected to receive an Award under the Plan.

         2.15 "PERFORMANCE UNITS" means the monetary units granted under Section 11 and the applicable Award Agreement.

         2.16 "PRIOR PLAN" means the TIG Holdings, Inc. 1993 Long-Term Incentive Plan, as amended from time to time.

         2.17 "PLAN" means the TIG Holdings, Inc. 1996 Long-Term Incentive Plan, as set forth herein and as in effect and as amended from time to time.

         2.18 "RELATED COMPANY" means a Subsidiary or any corporation, partnership, joint venture, association, trust, or other entity in which the Company has a significant equity interest, as determined by the Committee.

         2.19 "RESTRICTED SHARES" means the restricted shares of Common Stock granted pursuant to the provisions of Section 8 and the applicable Award Agreement.

         2.20 "RESTRICTED STOCK UNITS" means restricted units, the value of which are based on the Fair Market Value of shares of Common Stock, granted pursuant to the provisions of Section 10 and the applicable Award Agreement.

EXHIBIT 10.1


         2.21 "RETIREMENT" means the voluntary retirement by the Participant from active employment with the Company and the Related Companies (a) on or after the attainment of age 65 or
                   (b) in accordance with the terms of a retirement plan sponsored by the Company or one or more Related Companies for any or all employees of the Company and the Related Companies which plan the Committee certifies is applicable to the Participant.

         2.22 "RULE 16B-3" means Rule 16b-3 of the General Rules and Regulations under the Securities Exchange Act of 1934, as amended from time to time, or any successor thereto.

         2.23 "SECTION" means, except where indicated otherwise, a section of the Plan.

         2.24      "STOCK APPRECIATION RIGHT" means an Award described in
                   Section 7.1 and granted pursuant to the provisions of Section 7 and the applicable Award Agreement.

         2.25 "STOCK OPTION" means a stock option that is an Incentive Stock Option or a Non-Qualified Stock Option (including an Ownership Maintenance Stock Option).

         2.26 "SUBSIDIARY(IES)" means any corporation (other than the Company) in an unbroken chain of corporations, including and beginning with the Company, if such corporations, other than the last corporation in the unbroken chain, own, directly or indirectly, more than fifty percent (50%) of the voting stock in each of the other corporations in such chain.

         2.27 "UNRESTRICTED SHARES" means the shares of Common Stock granted pursuant to the provisions of Section 9 and the applicable Award Agreement.

     3.  ADMINISTRATION.

         3.1 THE COMMITTEE. The Plan shall be administered by the Committee. The Committee shall be appointed from time to time by the Board and shall be comprised of not less than three (3) of the then members of the Board all of whom qualify as disinterested persons within the meaning of Rule 16b-3. No member of the Committee shall be eligible to receive Awards under the Plan. Consistent with the Bylaws of the Company, members of the Committee shall serve at the pleasure of the Board, and the Board, subject to the preceding provisions of this Section 3.1, may at any time and from time to time remove members from, or add members to, the Committee.

EXHIBIT 10.1


         3.2 PLAN ADMINISTRATION AND PLAN RULES. The Committee is authorized to construe and interpret the Plan and to promulgate, amend, and rescind rules and regulations relating to the implementation, administration, and maintenance of the Plan. Subject to the terms and conditions of the Plan, the Committee shall make all determinations necessary or advisable for the implementation, administration, and maintenance of the Plan including, without limitation, (a) selecting the Plan's Participants, (b) making Awards in such amounts and form as the Committee shall determine, (c) imposing such restrictions, terms, and conditions upon such Awards as the Committee shall deem appropriate, and (d) correcting any technical defect or technical omission, or reconciling any technical inconsistency, in the Plan and/or any Award Agreement. The Committee may designate persons other than members of the Committee to perform ministerial functions relating to the day-to-day administration of the Plan under such conditions and limitations as it may prescribe. In addition, the Committee may delegate, to such officers and/or committees of the Company and the Related Companies as the Committee designates, all or part of its authority under the Plan with respect to any Participant who is not subject to the requirements of Section 16 of the Exchange Act. The Committee's determinations under the Plan need not be uniform and may be made selectively among Participants, whether or not such Participants are similarly situated. Any determination, decision, or action of the Committee in connection with the construction, interpretation, administration, implementation, or maintenance of the Plan shall be final, conclusive, and binding upon all Participants and any person(s) claiming under or through any Participants. The Company shall effect the granting of Awards under the Plan, in accordance with the determinations made by the Committee, by execution of written agreements and/or other instruments in such form as is approved by the Committee. Any person to whom the Committee has delegated authority in accordance with this Section 3.2 shall have all of the authority of the Committee over those matters that the Committee has delegated to such person (including, without limitation, the authority to make determinations that the Plan commits to the sole discretion of the Committee), subject only to any limitations or restrictions that the Committee imposes on such person.

         3.3 LIABILITY LIMITATION. Neither the Board nor the Committee, nor any member of either, shall be liable for any act, omission, interpretation, construction, or determination made in good faith in connection with the Plan (or any Award Agreement), and the members of the Board and the Committee shall be entitled to indemnification and reimbursement by the Company in respect of any claim, loss, damage, or expense (including, without limitation, attorneys' fees) arising or resulting therefrom to the fullest extent permitted by law and/or under any directors and officers liability insurance coverage that may be in effect from time to time.

EXHIBIT 10.1


4.   TERM OF PLAN/COMMON STOCK SUBJECT TO PLAN.

         4.1 TERM. The Plan shall terminate on the date of the annual meeting of the Company's shareholders in 2006, except with respect to Awards then outstanding, which shall continue to be administered in accordance with the terms of the Plan. After such date, no further Awards shall be granted under the Plan. Notwithstanding the foregoing, no Incentive Stock Options shall be granted under the Plan on or after the tenth anniversary of the date the Plan was adopted by the Board.

         4.2      COMMON STOCK.

                  4.2.1   LIMITATIONS.

                  4.2.1.1 GENERALLY AVAILABLE SHARES. Except as provided in
                  Section 4.2.1.2, the maximum number of shares of Common Stock in respect of which Awards may be granted or paid out under the Plan shall be (a) 5,000,000 shares, plus (b) effective January 1, 2000, the Limitation Amount (as defined below).


                  4.2.1.2 AWARDS IN CONNECTION WITH ACQUISITIONS. In addition to the number of shares of Common Stock available under Section 4.2.1.1, 2,000,000 shares of Common Stock shall be available for the grant of Awards to employees in connection with acquisitions of other entities or businesses by the Company and the Related Companies.

                  4.2.1.3 ADDITIONAL LIMITATIONS. Notwithstanding the foregoing provisions of this Section 4.2.1, (a) no more than one-third of the shares of Common Stock in respect of which Awards may be granted or paid out under the Plan may be issued pursuant to any Award other than a Stock Option or Stock Appreciation Right, (b) the maximum number of shares of Common Stock in respect of which Incentive Stock Options may be granted shall be 5,000,000 shares, and (c) no individual Participant may receive in any calendar year (i) Stock Options (other than Ownership Maintenance Stock Options) and Stock Appreciation Rights relating, in the aggregate, to more than 500,000 shares of Common Stock plus any Unused Carryover (as defined below) or (ii) Ownership Maintenance Stock Options relating, in the aggregate, to more than 1,500,000 shares of Common Stock plus any Unused Carryover. In the event of a change in the Common Stock of the Company that is limited to a change in the designation thereof to "Capital Stock" or other similar designation, or to a change in the par value thereof, or from par value to no par value, without increase or decrease in the number of issued shares, the shares resulting from any such change shall be deemed to be shares of Common Stock for purposes of the Plan. Common Stock that may be issued under the Plan may be either authorized and unissued shares or issued shares that have been reacquired by the Company and are being held as treasury shares. No fractional shares of Common Stock shall be issued under the Plan, unless the Committee determines otherwise.

                  4.2.1.4 ADJUSTMENTS. The numbers of shares specified by the foregoing provisions of this Section 4.2.1 shall be subject to adjustment as provided in Section 16.2.

EXHIBIT 10.1

                  4.2.2 LIMITATION AMOUNT. For purposes of the Plan, "Limitation Amount" means one and one-half percent (1.5%) of the total number of issued and outstanding shares of Common Stock as of January 1, 2000; PROVIDED, HOWEVER, that effective as of each January 1 thereafter through and including January 1, 2006, the Limitation Amount shall be increased by an additional one and one-half percent (1.5%) of the total number of issued and outstanding shares of Common Stock as of each such January 1.

                  4.2.3 UNUSED CARRYOVER. For purposes of the Plan, "Unused Carryover" means, for any calendar year (beginning with the 1997 calendar year), the maximum number of shares of Common Stock with respect to which (a) Stock Options (other than Ownership Maintenance Stock Options) and/or Stock Appreciation Rights or (b) Ownership Maintenance Stock Options, as the case may be, could have been granted to the Participant under the Plan in the previous calendar year in accordance with Section 4.2.1.3(c) (taking into account any Unused Carryover available in such previous calendar year), reduced by the number of shares of Common Stock with respect to which (x) Stock Options (other than Ownership Maintenance Stock Options) and/or Stock Appreciation Rights or (y) Ownership Maintenance Stock Options, as the case may be, actually were granted to the Participant in such previous calendar year. If the Participant is not eligible for an Award in a calendar year in accordance with Section 5, that calendar year shall be disregarded for purposes of this Section 4.2.3, and an Unused Carryover shall not be created or increased in that calendar year. There shall be no Unused Carryover to the 1996 calendar year.

         4.3 COMPUTATION OF AVAILABLE SHARES. For the purpose of computing the total number of shares of Common Stock available for Awards under the Plan, there shall be counted against the limitations set forth in Section 4.2 the maximum number of shares of Common Stock potentially subject to issuance upon exercise or settlement of Awards granted under the Plan, in each case determined as of the date on which such Awards are granted. If any Awards expire unexercised or are forfeited, surrendered, canceled, terminated, or settled in cash in lieu of Common Stock, the shares of Common Stock that were theretofore subject (or potentially subject) to such Awards shall again be available for Awards under the Plan to the extent of such expiration, forfeiture, surrender, cancellation, termination, or settlement of such Awards; PROVIDED, HOWEVER, that if a Stock Option or Stock Appreciation Right is canceled, the canceled Stock Option or Stock Appreciation Right shall continue to count against the limit in Section 4.2.1.3(c), and if, after grant, the exercise price of a Stock Option (or the base price of a Stock Appreciation Right) is reduced, the transaction shall be treated as a cancellation of the Stock Option (or Stock Appreciation Right) and a grant of a new Stock Option (or Stock Appreciation Right) for purposes of Section 4.2.1.3(c). If a Participant delivers shares of Common Stock already owned by the Participant in full or partial payment of the exercise price of a Stock Option pursuant to the provisions of Section
                  6.5 and the applicable Award Agreement (or in full or partial payment of the exercise price of a stock option pursuant to the provisions of the Prior Plan and the applicable award agreement thereunder), the shares so delivered by the Participant shall be added to the shares available under
                  Section 4.2.1.1(a) for Awards under the Plan.

EXHIBIT 10.1


5. ELIGIBILITY. Individuals eligible for Awards under the Plan shall consist of employees, or those individuals who will become employees, of the Company and/or the Related Companies who are responsible for the management, growth, and protection of the business of the Company and/or the Related Companies or whose performance or contribution, in the sole discretion of the Committee, benefits or will benefit the Company; PROVIDED, HOWEVER, that an individual shall not be eligible to receive an Incentive Stock Option unless the individual is an employee of the Company or a Subsidiary on the date on which the Incentive Stock Option is granted.

6.   STOCK OPTIONS.

         6.1 GRANT. Stock Options may be granted under the Plan in such form as the Committee may from time to time approve. Stock Options may be granted alone or in addition to other Awards under the Plan or in tandem with Stock Appreciation Rights. Notwithstanding the above, no Incentive Stock Options shall be granted to any employee who owns (within the meaning of Section 422(b)(6) of the Code) more than ten percent (10%) of the total combined voting power of all classes of stock of the Company or any Subsidiary.

         6.2 TERMS AND CONDITIONS. Stock Options granted under the Plan shall be in respect of Common Stock and may be in the form of Incentive Stock Options, Non-Qualified Stock Options, or Ownership Maintenance Stock Options. Such Stock Options shall be subject to the terms and conditions set forth in this
                  Section 6 and any additional terms and conditions not inconsistent with the provisions of the Plan, as the Committee shall set forth in the applicable Award Agreement.


         6.3 EXERCISE PRICE. The exercise price per share of Common Stock subject to a Stock Option shall be determined by the Committee, including, without limitation, a determination based on a formula determined by the Committee; PROVIDED, HOWEVER, that the exercise price of an Incentive Stock Option or an Ownership Maintenance Stock Option shall not be less than one hundred percent (100%) of the Fair Market Value of the Common Stock on the date of the grant of such Incentive Stock Option or Ownership Maintenance Stock Option.

         6.4 TERM. The term of each Stock Option shall be such period of time as is fixed by the Committee; PROVIDED, HOWEVER, that the term of any Incentive Stock Option shall not exceed ten (10) years from the date on which the Incentive Stock Option is granted; and FURTHER PROVIDED that the term of an Ownership Maintenance Stock Option shall be governed by Section 6.7.

EXHIBIT 10.1


         6.5 METHOD OF EXERCISE. A Stock Option may be exercised, in whole or in part, by giving written notice of exercise to the Secretary of the Company, or the Secretary's designee, specifying the number of shares to be purchased. Such notice shall be accompanied by payment in full of the exercise price in cash, by certified check, bank draft or money order payable to the order of the Company or, if permitted by the Committee (in its sole discretion) and applicable law, by delivery of, alone or in conjunction with a partial cash or instrument payment, (a) shares of Common Stock already owned by the Participant for at least six (6) months or (b) any other form of payment acceptable to the Committee. The Committee may also permit Participants (either on a selective or group basis) simultaneously to exercise Stock Options and to sell the shares of Common Stock thereby acquired, pursuant to a "cashless exercise" arrangement or program, selected by and approved of in all respects in advance by the Committee. Payment instruments shall be received by the Company subject to collection. The proceeds received by the Company upon exercise of any Stock Option may be used by the Company for general corporate purposes. Any portion of a Stock Option that is exercised may not be exercised again.

         6.6      DATE OF EXERCISABILITY.

                  6.6.1 In respect of any Stock Option granted under the Plan, unless otherwise (a) determined by the Committee (in its sole discretion) at any time and from time to time in respect of the Stock Option, or
                           (b) provided in the Award Agreement or in the Participant's employment agreement in respect of the Stock Option, the Stock Option shall become exercisable as to the aggregate number of shares of Common Stock underlying the Stock Option on the date of grant as follows:

                           twenty five percent (25%), on the first anniversary of the date of grant of the Stock Option, provided the Participant is then employed by the Company and/or a Related Company;

                           fifty percent (50%), on the second anniversary of the date of grant of the Stock Option, provided the Participant is then employed by the Company and/or a Related Company;

                           seventy five percent (75%), on the third anniversary of the date of grant of the Stock Option, provided the Participant is then employed by the Company and/or a Related Company; and

                           one hundred percent (100%), on the fourth anniversary of the date of grant of the Stock Option, provided the Participant is then employed by the Company and/or a Related Company.

                  6.6.2    Notwithstanding anything to the contrary contained in
                           Section 6.6.1, such Stock Option shall become one hundred percent (100%) exercisable as to the aggregate number of shares of Common Stock then underlying such Stock Option upon the death, Disability or Retirement of the Participant, or upon the occurrence of both a Change of Control and an Adverse Employment Action, as defined in and in accordance with Section 17.

EXHIBIT 10.1


         6.7 OWNERSHIP MAINTENANCE STOCK OPTIONS. The Committee may, in its sole discretion, provide in respect of any Stock Option that if the Participant delivers shares of the Common Stock already owned by such Participant for at least six (6) months in full or partial payment of the exercise price of such Stock Option, or, if shares of Common Stock are withheld by the Company, or are otherwise delivered to the Company by such Participant, in full or partial payment of withholding tax liability with respect to such Stock Option, the Participant shall automatically (subject to the limitations contained in Section 4.2) and immediately thereupon be granted an Ownership Maintenance Stock Option to purchase that number of shares of Common Stock delivered by the Participant to the Company or withheld by the Company (on such terms as the Committee may prescribe under and in accordance with the Plan). For purposes of this Section 6.7, the term "Stock Option" shall include a stock option granted under the Prior Plan, and accordingly, an Ownership Maintenance Stock Option may be issued under the Plan pursuant to the "reload" provisions of a stock option granted under the Prior Plan. The term of an Ownership Maintenance Stock Option shall expire on the expiration date of the Stock Option in respect of which the Ownership Maintenance Stock Option was granted.

         6.8 TANDEM GRANTS. If Stock Options and Stock Appreciation Rights are granted in tandem, as designated in the applicable Award Agreements, the right of a Participant to exercise any such tandem Stock Option shall terminate to the extent that the shares of Common Stock subject to such Stock Option are used to calculate amounts or shares receivable upon the exercise of the related tandem Stock Appreciation Right.

7.   STOCK APPRECIATION RIGHTS.

         7.1 STOCK APPRECIATION RIGHTS. A Stock Appreciation Right is an Award granted with respect to a specified number of shares of Common Stock entitling a Participant to receive an amount equal to the excess of the Fair Market Value of a share of Common Stock on the date of exercise over the Fair Market Value of a share of Common Stock on the date of grant of the Stock Appreciation Right, multiplied by the number of shares of Common Stock with respect to which the Stock Appreciation Right shall have been exercised.

EXHIBIT 10.1


         7.2 TERMS AND CONDITIONS. The grant of Stock Appreciation Rights under the Plan shall be subject to the terms and conditions set forth in this Section 7 and any additional terms and conditions, not inconsistent with the provisions of the Plan, as the Committee shall set forth in the applicable Award Agreement.

         7.3 GRANT. A Stock Appreciation Right may be granted in addition to any other Award under the Plan or in tandem with or independent of a Stock Option.

         7.4 DATE OF EXERCISABILITY. Unless otherwise provided in the Participant's employment agreement or the Award Agreement in respect of the Stock Appreciation Right, a Stock Appreciation Right may be exercised by a Participant, in accordance with and subject to all of the procedures established by the Committee, in whole or in part at any time and from time to time during its specified term. Notwithstanding the preceding sentence, in no event shall a Stock Appreciation Right be exercisable prior to the date that is one (1) year after the date on which the Stock Appreciation Right was granted or prior to the exercisability of any Stock Option with which it is granted in tandem. The Committee may also provide, as set forth in the applicable Award Agreement and without limitation, that some Stock Appreciation Rights shall be automatically exercised on one or more dates specified therein by the Committee.

         7.5 FORM OF PAYMENT. Upon exercise of a Stock Appreciation Right, payment may be made in cash, in Restricted Shares or Unrestricted Shares, or in any combination thereof, as the Committee, in its sole discretion, shall determine and provide in the applicable Award Agreement.

         7.6 TANDEM GRANT. The right of a Participant to exercise a tandem Stock Appreciation Right shall terminate to the extent such Participant exercises the Stock Option to which such Stock Appreciation Right is related.

8.   RESTRICTED SHARES.

         8.1 RESTRICTED SHARE GRANTS. A grant of Restricted Shares is an Award to a Participant of shares of Common Stock, subject to such restrictions, terms, and conditions as the Committee deems appropriate, including, without limitation, (a) restrictions on the sale, assignment, transfer, hypothecation, or other disposition of such shares, (b) the requirement that the Participant deposit any stock certificates for such shares with the Company while such shares are subject to such restrictions and (c) the requirement that such shares be forfeited upon termination of employment for specified reasons within a specified period of time or for other reasons.

EXHIBIT 10.1


         8.2 TERMS AND CONDITIONS. Grants of Restricted Shares shall be subject to the terms and conditions set forth in this Section 8 and any additional terms and conditions, not inconsistent with the provisions of the Plan, as the Committee shall set forth in the applicable Award Agreement. Restricted Shares may be granted alone or in addition to any other Awards under the Plan. Subject to the terms of the Plan, the Committee shall determine the number of Restricted Shares to be granted to a Participant. The shares of Common Stock that are the subject of an Award of Restricted Shares may be certificated or uncertificated as the Committee shall determine in its sole discretion. If such shares are certificated, the stock certificate(s) shall be registered in the name of the Participant and shall bear, among any other required legends, the following legend:

                           "The transferability of this certificate and the shares of stock represented hereby are subject to the terms and conditions (including, without limitation, forfeiture events) contained in the TIG Holdings, Inc. 1996 Long-Term Incentive Plan and an Award Agreement entered into between the registered owner hereof and TIG Holdings, Inc. Copies of such Plan and Award Agreement are on file in the office of the Secretary of TIG Holdings, Inc., [city], [state]. TIG Holdings, Inc. will furnish to the recordholder of the certificate, without charge and upon written request at its principal place of business, a copy of such Plan and Award Agreement. TIG Holdings, Inc. reserves the right to refuse to record the transfer of this certificate until all such restrictions are satisfied, all such terms are complied with, and all such conditions are satisfied."

                  Each such stock certificate evidencing such shares may, in the sole discretion of the Committee, be deposited with and held in custody by the Company until the restrictions thereon shall have lapsed and all of the terms and conditions applicable to such grant shall have been satisfied. The Committee may require that a Participant execute and deliver to the Company a stock power with respect to any shares held in custody by the Company.

         8.3 RESTRICTION PERIOD. In accordance with Sections 8.1 and 8.2, and unless otherwise determined by the Committee (in its sole discretion) at any time and from time to time, Restricted Shares shall become unrestricted and vested in the Participant only in accordance with such vesting schedule relating to the service performance restriction applicable to such Restricted Shares, if any, as the Committee may establish in the applicable Award Agreement (the "Restriction Period"). Unless the applicable Award Agreement provides otherwise, the Restriction Period shall be (a) one (1) year from the date of grant with respect to one-third of the Restricted Shares, (b) two (2) years from the date of grant with respect to an additional one-third of the Restricted Shares, and (c) three
                  (3) years from the date of grant with respect to the remaining one-third of the Restricted Shares. Notwithstanding the preceding provisions of this Section 8.3, in no event shall the Restriction Period be less than six (6) months after the date of grant. During the Restriction Period, such stock shall be and remain unvested, and the Participant may not sell, assign, transfer, pledge, encumber, or otherwise dispose of or hypothecate such Award. Upon satisfaction of the vesting schedule and any other applicable restrictions, terms, and conditions, the Participant shall be entitled to receive payment of the Restricted Shares or a portion thereof, as the case may be, as provided in Section 8.4.

EXHIBIT 10.1

         8.4 PAYMENT OF RESTRICTED SHARE GRANTS. If the shares of Common Stock that are the subject of a Restricted Stock Award are in certificated form, after the satisfaction and/or lapse of the restrictions, terms, and conditions established by the Committee in respect of the grant of the Restricted Shares, a new certificate, without the legend set forth in Section 8.2, for the number of shares of Common Stock that are no longer subject to such restrictions, terms, and conditions shall be delivered to the Participant upon the surrender by the Participant of the original certificate. If such shares of Common Stock are uncertificated, a certificate for the number of shares that are no longer subject to such restrictions, terms, and conditions shall be delivered to the Participant upon the Participant's request.

         8.5 SHAREHOLDER RIGHTS. Except as provided in Section 8.3, a Participant shall have, with respect to the shares of Common Stock underlying a grant of Restricted Shares, all of the rights of a shareholder of such Common Stock (except as such rights are limited or restricted under the Plan or in the applicable Award Agreement). Any stock dividends paid in respect of unvested Restricted Shares shall be treated as additional Restricted Shares and shall be subject to the same restrictions and other terms and conditions that apply to the unvested Restricted Shares with respect to which such stock dividends are paid.

9.   UNRESTRICTED SHARES.

         9.1 UNRESTRICTED SHARE GRANTS. The grant of Unrestricted Shares is an Award to a Participant of shares of Common Stock that are not subject to the restrictions described in
                  Section 8.

         9.2 TERMS AND CONDITIONS. Grants of Unrestricted Shares shall be subject to the terms and conditions set forth in this Section 9 and any additional terms and conditions, not inconsistent with the provisions of the Plan, as the Committee shall set forth in the applicable Award Agreement. Unrestricted Shares may be granted alone or in addition to any other Awards under the Plan. Subject to the terms of the Plan, the Committee shall determine the number of Unrestricted Shares to be granted to a Participant. With respect to each Participant receiving an Award of Unrestricted Shares, there shall be issued to the Participant a stock certificate (or certificates) in respect of such Unrestricted Shares unless the Committee in its sole discretion determines that such Unrestricted Shares shall be uncertificated, in which case a certificate for such Unrestricted Shares shall be delivered to the Participant upon the Participant's request.

         9.3 SHAREHOLDER RIGHTS. A Participant shall have, with respect to the shares of Common Stock underlying a grant of Unrestricted Shares, all of the rights of a shareholder of such Common Stock.

EXHIBIT 10.1


10.  RESTRICTED STOCK UNITS.

         10.1 RESTRICTED STOCK UNIT GRANTS. A Restricted Stock Unit is an Award of units (each unit having a value equal to the Fair Market Value of a share of Common Stock) granted to a Participant, subject to such terms and conditions as the Committee deems appropriate, including, without limitation,
                  (a) restrictions on the sale, assignment, transfer, hypothecation, or other disposition of such units and (b) the requirement that such units be forfeited upon termination of employment for specified reasons within a specified period of time or for other reasons.

         10.2 TERMS AND CONDITIONS. Restricted Stock Units shall be subject to the terms and conditions set forth in this Section 10 and any additional terms and conditions, not inconsistent with the provisions of the Plan, as the Committee shall set forth in the applicable Award Agreement. Restricted Stock Units may be granted alone or in addition to any other Awards under the Plan. Subject to the terms of the Plan, the Committee shall determine the number of Restricted Stock Units to be granted to a Participant.

         10.3 RESTRICTION PERIOD. In accordance with Sections 10.1 and 10.2, and unless otherwise determined by the Committee (in its sole discretion) at any time and from time to time, Restricted Stock Units shall become vested in the Participant only in accordance with such vesting schedule relating to the service performance restriction applicable to such Restricted Shares, if any, as the Committee may establish in the applicable Award Agreement (the "Restriction Period"). Unless the applicable Award Agreement provides otherwise, the Restriction Period shall be (a) one (1) year from the date of grant with respect to one-third of the Restricted Stock Units, (b) two (2) years from the date of grant with respect to an additional one-third of the Restricted Stock Units, and (c) three (3) years from the date of grant with respect to the remaining one-third of the Restricted Stock Units. Notwithstanding the preceding provisions of this Section 10.3, in no event shall the Restriction Period be less than six (6) months after the date of grant. During the Restriction Period, the Restricted Stock Units shall be and remain unvested, and the Participant may not sell, assign, transfer, pledge, encumber, or otherwise dispose of or hypothecate such Award. Upon satisfaction of the vesting schedule and any other applicable restrictions, terms, and conditions, the Participant shall be entitled to receive payment of the Restricted Stock Units or a portion thereof, as the case may be, as provided in Section 10.5.

EXHIBIT 10.1



         10.4 DIVIDEND EQUIVALENT CREDITS. If the applicable Award Agreement so provides, a Participant with an outstanding Award of Restricted Stock Units shall be credited with an amount equal to the cash dividends paid on shares of Common Stock corresponding to the Participant's Restricted Stock Units. Such credits may be distributed to the Participant in cash at the time the dividend is paid, maintained as cash amounts, or converted into additional Restricted Stock Units as specified in the Award Agreement. The number of any such additional Restricted Stock Units shall be determined, first, by multiplying the total number of Restricted Stock Units awarded to the Participant immediately before such dividend is paid by the amount of the dividend paid per share of Common Stock on the dividend payment date and, then, by dividing the product so determined by the Fair Market Value of a share of Common Stock on the dividend payment date. If the applicable Award Agreement so provides, any cash credited pursuant to this
                  Section 10.4 (and not distributed at the time the dividend is paid) shall accrue interest in accordance with the terms of the Award Agreement. In addition, if the applicable Award Agreement so provides and a stock dividend is paid on shares of Common Stock, a Participant with an outstanding Award of Restricted Stock Units also shall be credited with a Restricted Stock Unit for each share of Common Stock that the Participant would have received if the Restricted Stock Units then credited to the Participant had actually been shares of Common Stock. Any additional Restricted Stock Units or cash amounts (and any interest thereon) credited pursuant to this
                  Section 10.4 (except to the extent any cash credited is distributed at the time the dividends are paid) shall be subject to the same terms and conditions that apply to the Restricted Stock Units with respect to which such additional Restricted Stock Units or cash amounts were credited.

         10.5 PAYMENT OF RESTRICTED STOCK UNITS. With respect to each Restricted Stock Unit, after the satisfaction and/or lapse of the restrictions, terms, and conditions established by the Committee in respect of the grant of the Restricted Stock Units, as determined by the Committee in its sole discretion, the Participant shall be entitled to receive payment in an amount equal to the value of a Restricted Stock Unit multiplied by the number of units with respect to which the restrictions, terms, and conditions have been satisfied or have lapsed. Except as otherwise provided in accordance with the provisions of Section 12, payment in settlement of earned Restricted Stock Units shall be made as soon as practicable following the conclusion of the applicable Restricted Period in cash, in Unrestricted Shares or Restricted Shares, or in any combination thereof, as the Committee in its sole discretion shall determine and provide in the applicable Award Agreement.

         10.6 NO SHAREHOLDER RIGHTS. Although the value of a Restricted Stock Unit shall be based on the Fair Market Value of a share of Common Stock, a Restricted Stock Unit is an unfunded and unsecured obligation of the Company and is not the equivalent of a share of Common Stock. A Participant who has received an Award of Restricted Stock Units shall not, by virtue of that Award, have any of the rights (including the voting rights) of an owner of a share of Common Stock.

EXHIBIT 10.1


11.  PERFORMANCE UNITS.

         11.1 PERFORMANCE UNIT GRANTS. A Performance Unit is an Award of units (with each unit representing such monetary amount as is designated by the Committee in the Award Agreement) granted to a Participant, subject to such terms and conditions as the Committee deems appropriate, including, without limitation, the requirement that the Participant forfeit such units (or a portion thereof) in the event certain performance criteria or other conditions are not met within a designated period of time.

         11.2 TERMS AND CONDITIONS. Performance Units shall be subject to the terms and conditions set forth in this Section 11 and any additional terms and conditions, not inconsistent with the provisions of the Plan, as the Committee shall set forth in the applicable Award Agreement.

         11.3 GRANTS. Performance Units may be granted alone or in addition to any other Awards under the Plan. Subject to the terms of the Plan, the Committee shall determine the number of Performance Units to be granted to a Participant.

         11.4 PERFORMANCE GOALS AND PERFORMANCE PERIODS. Participants receiving a grant of Performance Units shall earn into and be entitled to payment in respect of such Performance Units only if the Company, a Related Company, and/or the Participant achieves certain performance goals (the "Performance Goals") during and in respect of a designated performance period (the "Performance Period"). The Performance Goals and the Performance Period shall be established by the Committee, in its sole discretion. The Committee shall establish Performance Goals for each Performance Period prior to, or as soon as practicable after, the commencement of such Performance Period. The Committee shall also establish a schedule or schedules for Performance Units setting forth the portion of the Award that will be earned or forfeited based on the degree of achievement, or lack thereof, of the Performance Goals at the end of the relevant Performance Period. In setting Performance Goals, the Committee may use, but shall not be limited to, such measures as total shareholder return, return on equity, net earnings growth, sales or revenue growth, comparisons to peer companies, individual or aggregate Participant performance, or such other measure or measures of performance as the Committee, in its sole discretion, may deem appropriate. Such performance measures shall be defined as to their respective components and meaning by the Committee (in its sole discretion). During any Performance Period, the Committee shall have the authority to adjust the Performance Goals and/or the Performance Period in such manner as the Committee, in its sole discretion, deems appropriate at any time and from time to time; provided, however, that the Committee shall not have the authority to amend the terms that apply to any previously granted Performance Units that are intended by the Committee to be performance-based compensation under Section 162(m) of the Code.

EXHIBIT 10.1


         11.5 PAYMENT OF PERFORMANCE UNITS. With respect to each Performance Unit, if the applicable Performance Goals have been achieved, or partially achieved, during the relevant Performance Period, as determined by the Committee in its sole discretion, the Participant shall be entitled to receive payment in an amount equal to the designated value of each Performance Unit multiplied by the number of such units so earned. Except as otherwise provided in accordance with the provisions of
                  Section 12, payment in settlement of earned Performance Units shall be made as soon as practicable following the conclusion of the applicable Performance Period in cash, in Unrestricted Shares or Restricted Shares, or in any combination thereof, as the Committee in its sole discretion, shall determine and provide in the applicable Award Agreement.

     12. DEFERRAL ELECTIONS/TAX REIMBURSEMENTS. The Committee may permit a Participant to elect to defer receipt of any payment of cash or any delivery of shares of Common Stock that would otherwise be due to such Participant by virtue of the exercise, earn out, or settlement of any Award made under the Plan. If any such election is permitted, the Committee shall establish rules and procedures for such deferrals, including, without limitation, the payment or crediting of reasonable interest on such deferred amounts credited in cash, and the payment or crediting of dividend equivalents in respect of deferrals credited in units of Common Stock. The Committee may also provide in the applicable Award Agreement for a tax reimbursement cash payment to be made by the Company in favor of any Participant in connection with the tax consequences resulting from the grant, exercise, settlement, or earn out of any Award made under the Plan.

     13. DIVIDEND EQUIVALENTS. Awards of Stock Options and/or Stock Appreciation Rights may, in the sole discretion of the Committee and if provided for in the applicable Award Agreement, earn dividend equivalents. In respect of any such Award that is outstanding on a dividend record date for Common Stock, the Participant shall be credited with an amount equal to the amount of cash or stock dividends that would have been paid on the shares of Common Stock covered by such Award had such covered shares been issued and outstanding on such dividend record date. The Committee shall establish such rules and procedures governing the crediting of such dividend equivalents, including, without limitation the amount, timing, form of payment, payment contingencies, and/or restrictions on such dividend equivalents, as it deems appropriate or necessary.

     14. TERMINATION OF EMPLOYMENT.

         14.1 GENERAL. Subject to the terms and conditions of Section 17, if, and to the extent that, the terms and conditions under which an Award may be exercised, vested, earned out, or settled after a Participant's termination of employment for any particular reason shall not have been set forth (a) in the applicable Award Agreement, by and as determined by the Committee in its sole discretion, or (b) in the Participant's employment agreement, if any, the following terms and conditions shall apply as appropriate and as not inconsistent with the terms and conditions, if any, contained in such Award Agreement and/or employment agreement:

EXHIBIT 10.1


                  14.1.1 OPTIONS/SARS.

                         14.1.1.1 GENERAL RULE. Except as otherwise provided in this Section 14.1.1, if a Participant's employment with the Company and the Related Companies is terminated for any reason, such Participant's rights, if any, to exercise any then exercisable Stock Options and/or Stock Appreciation Rights, if any, shall terminate ninety (90) days after the date of such termination (but not beyond the term of any such Stock Option and/or Stock Appreciation Right as determined under Sections 6.4 and 7.4), and upon such date the Participant (and such Participant's estate, designated beneficiary, or other legal representative) shall forfeit any rights or interests in or with respect to any such Stock Options or Stock Appreciation Rights.

                         14.1.1.2 EXTENSION. The Committee, in its sole discretion, may determine that any such Participant's Stock Options and/or Stock Appreciation Rights, if any, to the extent exercisable immediately prior to any termination of employment (other than a termination due to death, Retirement, or Disability), may remain exercisable for an additional specified time period after such ninety (90) day period expires (but not beyond the term of any such Stock Option and/or Stock Appreciation Right as determined under Sections 6.4 and 7.4 and subject to any other applicable terms and provisions of the Plan (and any rules or procedures thereunder) and the applicable Award Agreement).

                         14.1.1.3 DEATH, RETIREMENT, OR DISABILITY. If any termination of employment is due to death, Retirement, or Disability, the Participant (and such Participant's estate, designated beneficiary, or other legal representative, as the case may be) shall have the right, subject to the applicable terms and provisions of the Plan (and any rules or procedures thereunder) and the applicable Award Agreement, to exercise such Stock Options and/or Stock Appreciation Rights, if any, at any time within the four (4) year period following such termination due to death, Retirement, or Disability (but not beyond the term of any such Stock Option and/or Stock Appreciation Right as determined under Sections 6.4 and 7.4).


                    14.1.2 RESTRICTED SHARES/STOCK UNITS. If a Participant's employment with the Company and the Related Companies is terminated due to death, Disability, or Retirement, all then outstanding Restricted Shares or Restricted Stock Units not yet vested as of the date of such termination shall become fully vested as of such date. Except as otherwise provided in the Plan, if the Participant's employment with the Company and the Related Companies is terminated for any reason other than death, Disability, or Retirement at any time, the Restricted Shares that have not yet vested as of the date of such termination shall be immediately forfeited and canceled. Notwithstanding the immediately preceding sentence, the Committee, in its sole discretion, may determine, prior to or within ninety (90)days after the date of such termination, that all or a portion of any such Participant's Restricted Shares (or Restricted Stock Units)shall not be so forfeited and canceled.

EXHIBIT 10.1



                    14.1.3 PERFORMANCE UNITS. If a Participant's employment with the Company and the Related Companies is terminated for any reason (including, without limitation, Disability, Retirement, or death) prior to the actual or deemed (under Section 17) completion of any Performance Period, any Performance Units granted in respect of such Performance Period shall, if and to the extent the applicable Performance Goals for such Performance Period have not been actually or so deemed achieved as of the date of such termination, immediately be canceled and the Participant
                              (and such Participant's estate, designated beneficiary, or other legal representative) shall forfeit any rights or interests in and with respect to any such Performance Units. Notwithstanding the immediately preceding sentence, the Committee, in its sole discretion, may determine, prior to or within ninety (90) days after the date of such termination, that all or a portion of any such Participant's Performance Units shall not be so canceled and forfeited.

     15. RESTRICTIONS ON TRANSFERABILITY OF AWARDS. No Award under the Plan or any Award Agreement (other than Unrestricted Shares), and no rights or interests herein or therein, shall or may be assigned, transferred, sold, exchanged, encumbered, pledged, or otherwise hypothecated or disposed of by a Participant or any beneficiary(ies) of any Participant, except by testamentary disposition by the Participant or the laws of descent and distribution. No such interest shall be subject to execution, attachment, or similar legal process, including, without limitation, seizure for the payment of the Participant's debts, judgments, alimony, or separate maintenance. During the lifetime of a Participant, Stock Options and Stock Appreciation Rights are exercisable only by the Participant.


16.  CHANGES IN CAPITALIZATION AND OTHER MATTERS.

     16.1 NO CORPORATE ACTION RESTRICTION. The existence of the Plan, any Award Agreement, and/or the Awards granted hereunder shall not limit, affect, or restrict in any way the right or power of the Board or the shareholders of the Company to make or authorize (a) any adjustment, recapitalization, reorganization, or other change in the Company's or any Related Company's capital structure or its business, (b) any merger, consolidation or change in the ownership of the Company or any Related Company, (c) any issue of bonds, debentures, capital, preferred or prior preference stocks ahead of or affecting the Company's or any Related Company's capital stock or the rights thereof, (d) any dissolution or liquidation of the Company or any Related Company, (e) any sale or transfer of all or any part of the Company's or any Related Company's assets or business, or (f) any other corporate act or proceeding by the Company or any Related Company. No Participant, beneficiary, or any other person shall have any claim against any member of the Board or the Committee, the Company or any Related Company, or any employees, officers, or agents of the Company or any Related Company, as a result of any such action.

EXHIBIT 10.1


     16.2 RECAPITALIZATION ADJUSTMENTS. In the event of any change in capitalization affecting the Common Stock, including, without limitation, a stock dividend or other distribution, stock split, reverse stock split, recapitalization, consolidation, subdivision, split-up, spin-off, split-off, combination or exchange of shares or other form of reorganization or recapitalization, or any other change affecting the Common Stock, the Board shall authorize and make such proportionate adjustments, if any, as the Board deems appropriate to reflect such change, including, without limitation, with respect to the aggregate number of shares of the Common Stock for which Awards in respect thereof may be granted under the Plan, the aggregate number of shares of Common Stock for which Incentive Stock Options may be granted under the Plan, the maximum number of shares of the Common Stock for which Stock Options and Stock Appreciation Rights may be granted to any Participant, the number of shares of Common Stock or Restricted Stock Units covered by each outstanding Award, and the exercise price or other price per share of Common Stock in respect of outstanding Awards.

     16.3     CERTAIN MERGERS.

              16.3.1 If the Company enters into or is involved in any merger, reorganization or other business combination with any person or entity (such merger, reorganization or other business combination to be referred to herein as a "Merger Event") and as a result of any such Merger Event will be or is the surviving corporation, a Participant shall be entitled to receive, as of the date of the execution of the agreement evidencing the Merger Event (the "Execution Date") and with respect to both exercisable and unexercisable Stock Options and/or Stock Appreciation Rights (but only to the extent not previously exercised), substitute stock options and/or stock appreciation rights in respect of the shares of the surviving corporation on such terms and conditions, as to the number of shares, pricing and otherwise, which shall substantially preserve the value, rights, and benefits of any affected Stock Options or Stock Appreciation Rights granted hereunder as of the date of the consummation of the Merger Event. Notwithstanding anything to the contrary in this Section 16.3, if any Merger Event occurs, the Company shall have the right to pay to each affected Participant an amount in cash or certified check equal to the excess of the Fair Market Value of the Common Stock underlying any affected unexercised Stock Options or Stock Appreciation Rights as of the Execution Date (whether then exercisable or not) over the aggregate exercise price of such unexercised Stock Options and/or Stock Appreciation Rights, as the case may be.

               16.3.2 If, in the case of a Merger Event in which the Company will not be, or is not, the surviving corporation, and the Company determines not to make the cash or certified check payment described in Section 16.3.1 of the Plan, the Company shall compel and obligate, as a condition of the consummation of the Merger Event, the surviving or resulting corporation and/or the other party to the Merger Event, as necessary, or any parent, subsidiary or acquiring corporation thereof, to grant substitute stock options or stock appreciation rights in respect of the shares of common or other capital stock of such surviving or resulting corporation on such terms and conditions, as to the number of shares, pricing and otherwise, which shall substantially preserve the value, rights, and benefits of any affected Stock Options and/or Stock Appreciation Rights previously granted hereunder as of the date of the consummation of the Merger Event.

EXHIBIT 10.1


               16.3.3 Upon receipt of any affected Participant of any such cash, certified check, or substitute stock options or stock appreciation rights as a result of any such Merger Event, such Participant's affected Stock Options and or Stock Appreciation Rights for which such cash, certified check or substitute awards was received shall be thereupon canceled without the need for obtaining the consent of any such affected Participant.


               16.3.4 The foregoing adjustments and the manner of application of the foregoing provisions, including, without limitation, the issuance of any substitute stock options and/or stock appreciation rights, shall be determined in good faith by the Committee in its sole discretion. Any such adjustments may provide for the elimination of fractional shares.

     16.4 SPLIT-UPS, SPIN-OFFS AND SPLIT-OFFS. If the Company effects a split-up, spin-off or split-off, the Board is authorized to take any and all actions, with respect to outstanding Awards, that it may deem appropriate under the circumstances, including, without limitation, granting or arranging for the grant of substitute awards or securities for the outstanding Awards or shares of Common Stock underlying outstanding Awards on such terms and conditions as the Board may deem appropriate.

17.  CHANGE OF CONTROL.

     17.1 ACCELERATION OF AWARDS VESTING. Anything in the Plan to the con-trary notwithstanding, if both (a) a Change of Control (as defined below), and (b) before the expiration of one (1) year after the Change of Control, an Adverse Employment Action (as defined below), occur with respect to a Participant, then (x) all of the Participant's Stock Options and/or Stock Appreciation Rights then unexercised and outstanding shall become fully vested and exercisable as of the later of the date of the Change of Control or the date of the Adverse Employment Action, (y) all restrictions, terms, and conditions applicable to all of the Participant's Restricted Shares and Restricted Stock Units then outstanding shall be deemed lapsed and satisfied as of the later of the date of the Change of Control or the date of the Adverse Employment Action, and (z) the Performance Period shall be deemed completed and all Performance Units shall be deemed to have been fully earned as of the later of the date of the Change of Control or the date of the Adverse Employment Action. The immediately preceding sentence shall apply to only those Participants (i) who are employed by the Company and/or a Related Company as of the date of the Change of Control or (ii) to whom Section 17.3 applies.

     17.2 PAYMENT. Within thirty (30) days after both a Change of Control and an Adverse Employment Action have occurred, (a) the holder of an Award of Restricted Shares shall receive a certificate for such shares without the legend set forth in Section 8 (subject to the Participant's surrender of the original certificate for the Restricted Shares if those Restricted Shares are held by the Participant in certificated form), and (b) the holder of Performance Units and/or Restricted Stock Units shall receive payment of the value of such units in cash.

EXHIBIT 10.1


     17.3 TERMINATION AS A RESULT OF A CHANGE OF CONTROL. Anything in the Plan to the contrary notwithstanding, if a Change of Control occurs and if the Participant's employment is terminated before such Change of Control and it is reasonably demonstrated by the Participant that such employment termination (a) was at the request, directly or indirectly, of a third party who has taken steps reasonably calculated to effect the Change of Control or (b) otherwise arose in connection with or in anticipation of the Change of Control, then for purposes of this Section 17, the Change of Control shall be deemed to have occurred immediately prior to such Participant's employment termination.

     17.4 CHANGE OF CONTROL. For the purpose of the Plan, "Change of Control" shall mean:

              17.4.1 The acquisition by an individual, entity, or group (within the meaning of Section 13(d)(3) or 14(d)(2) of the Exchange Act) of beneficial ownership (within the meaning of Rule 13d-3 promulgated under the Exchange
                         Act) of twenty percent (20%) or more of either (a) the shares of the Common Stock or (b) the combined voting power of the voting securities of the Company entitled to vote generally in the election of directors (the "Voting Securities"); PROVIDED, HOWEVER, that the following acquisitions shall not constitute a Change of
                         Control: (x) any acquisition by any employee benefit plan (or related trust) sponsored or maintained by the Company or any subsidiary or (y) any acquisition by any corporation if, immediately following such acquisition, more than eighty percent (80%) of the then outstanding shares of common stock of such corporation and the combined voting power of the then outstanding voting securities of such corporation (entitled to vote generally in the election of directors), is beneficially owned, directly or indirectly, by all or substantially all of the individuals and entities who, immediately prior to such acquisition, were the beneficial owners of the Common Stock and the Voting Securities in substantially the same proportions, respectively, as their ownership, immediately prior to such acquisition, of the Common Stock and Voting Securities; or

              17.4.2 Individuals who, as of the Effective Date, constitute the Board (the "Incumbent Board") cease for any reason to constitute at least a majority of the Board; PROVIDED, HOWEVER, that any individual becoming a director subsequent to the Effective Date whose election, or nomination for election by the Company's shareholders, was approved by a vote of at least a majority of the directors then serving and comprising the Incumbent Board shall be considered as though such individual were a member of the Incumbent Board, but excluding, for this purpose, any such individual whose initial assumption of office occurs as a result of either an actual or threatened election contest (as such terms are used in Rule 14a-11 of Regulation 14A promulgated under the Exchange Act) or other actual or threatened solicitation of proxies or consents; or

EXHIBIT 10.1


              17.4.3 Approval by the shareholders of the Company of a reorganization, merger, or consolidation, other than a reorganization, merger, or consolidation with respect to which all or substantially all of the individuals and entities who were the beneficial owners, immediately prior to such reorganization, merger, or consolidation, of the Common Stock and Voting Securities beneficially own, directly or indirectly, immediately after such reorganization, merger, or consolidation, more than eighty percent (80%) of the then outstanding common stock and voting securities (entitled to vote generally in the election of directors) of the corporation resulting from such reorganization, merger, or consolidation in substantially the same proportions as their respective ownership, immediately prior to such reorganization, merger, or consolidation, of the Common Stock and Voting Securities; or


              17.4.4 Approval by the shareholders of the Company of (a) a complete liquidation or dissolution of the Company or
                         (b) the sale or other disposition of all or substantially all of the assets of the Company, other than to a subsidiary, wholly-owned, directly or indirectly, by the Company.

     17.5 ADVERSE EMPLOYMENT ACTION. For purposes of the Plan, "Adverse Employment Action" shall mean (a) an involuntary termination of the Participant's employment with the Company and the Related Companies, (b) a reduction in the Participant's base compensation, or (c) a change in the Participant's principal place of employment by the Company and the Related Companies as a result of which the Participant's new principal place of employment is at least 50 miles farther from the Participant's former residence than was the Participant's former principal place of employment unless the Company (or a Related Company, if the Participant was employed by the Related Company) reimburses the Participant for all of the Participant's relocation expenses that were reimbursable under the relocation expense reimbursement policies of the Company (or, if applicable, the Related Company) in effect immediately before the Change of Control.

18.  AMENDMENT, SUSPENSION, AND TERMINATION.

     18.1 IN GENERAL. The Board may suspend or terminate the Plan (or any portion thereof) at any time and may amend the Plan at any time and from time to time in such respects as the Board may deem advisable to ensure that any and all Awards conform to or otherwise reflect any change in applicable laws or regulations, or to permit the Company or the Participants to benefit from any change in applicable laws or regulations, or in any other respect the Board may deem to be in the best interests of the Company or any Related Company; provided, however, that no such amendment to the Plan shall, without shareholder approval (a) except as permitted by Rule 16b-3, materially increase the number of shares of Common Stock that may be issued under the Plan, (b) materially modify the requirements as to eligibility for participation in the Plan, (c) materially increase the benefits accruing to Participants under the Plan (except that this Section 18.1(c) shall not apply to any amendment or modification of any Award Agreement permitted under Section 18.2 if such amendment or modification would not require shareholder approval under Rule 16b-3), or (d) extend the termination date of the Plan. No such amendment, suspension, or termination shall (x) materially adversely affect the rights of any Participant under any outstanding Award without the consent of such Participant or (y) make any change that would (i) cause the Plan, or any other plan of the Company or any Related Company, to fail to meet the requirements of Rule 16b-3, or (ii) disqualify awards under the Plan, or any other plan of the Company or a Related Company, from the benefits provided under Section 422 of the Code, or any successor provision thereto.

EXHIBIT 10.1

     18.2 AWARD AGREEMENTS. The Committee may (in its sole discretion) amend or modify at any time and from time to time the terms and provisions of any outstanding Award in any manner to the extent that, under the Plan or the applicable Award Agreement, the Committee could have initially determined the restrictions, terms, and provisions of such Award, including, without limitation, changing or accelerating (a) the date or dates as of which Stock Options or Stock Appreciation Rights become exercisable, (b) the date or dates as of which Restricted Share or Restricted Stock Unit grants become vested, or (c) the performance period or goals in respect of any Performance Units; provided, however, that, except to the extent that the Committee acts pursuant to Section 16.3, no such amendment or modification shall materially adversely affect the rights of any Participant under any such Award without the consent of such Participant.

19.  MISCELLANEOUS.

     19.1 TAX WITHHOLDING. The Company shall have the right to deduct from any payment or settlement under the Plan, including, without limitation, the exercise of any Stock Option or Stock Appreciation Right, or the delivery, transfer, or vesting of any Common Stock or Restricted Shares, any federal, state, local, or other taxes of any kind that the Committee, in its sole discretion, deems necessary to be withheld to comply with the Code and/or any other applicable law, rule, or regulation. If the Committee, in its sole discretion, permits shares of Common Stock to be used to satisfy any such tax withholding, such Common Stock shall be valued based on the Fair Market Value of such Common Stock as of the date the tax withholding is required to be made, such date to be determined by the Committee. The Committee may establish rules limiting the use of Common Stock to meet withholding requirements by Participants who are subject to Section 16 of the Exchange Act.

     19.2 NO RIGHT TO EMPLOYMENT. Neither the adoption of the Plan, the granting of any Award, nor the execution of any Award Agreement, shall confer upon any employee of the Company or any Related Company any right to continued employment with the Company or the Related Company, as the case may be, nor shall it interfere in any way with the right, if any, of the Company or any Related Company to terminate the employment of any employee at any time for any reason.

EXHIBIT 10.1

     19.3 UNFUNDED PLAN. The Plan shall be unfunded and the Company shall not be required to segregate any assets in connection with any Awards under the Plan. Any liability of the Company to any person with respect to any Award under the Plan or any Award Agreement shall be based solely upon the contractual obligations that may be created as a result of the Plan or any such Award or Award Agreement. No such obligation of the Company shall be deemed to be secured by any pledge of, encumbrance on, or other interest in, any property or asset of the Company or any Related Company. Nothing contained in the Plan or any Award Agreement shall be construed as creating in respect of any Participant (or beneficiary thereof or any other person) any equity or other interest of any kind in any assets of the Company or any Related Company or creating a trust of any kind or a fiduciary relationship of any kind between the Company or any Related Company and any such Participant, any beneficiary thereof, or any other person.


     19.4 PAYMENTS TO A TRUST. The Committee is authorized to cause to be established a trust agreement or several trust agreements or similar arrangements from which the Committee may make payments of amounts due or to become due to any Participants under the Plan.

     19.5 OTHER COMPANY BENEFIT AND COMPENSATION PROGRAMS. Payments and other benefits received by a Participant under an Award made pursuant to the Plan shall not be deemed a part of a Participant's compensation for purposes of the determination of benefits under any other employee welfare or benefit plans or arrangements, if any, provided by the Company or any Related Company unless expressly provided in such other plans or arrangements, or except where the Board expressly determines in writing that inclusion of an Award or portion of an Award should be included to accurately reflect competitive compensation practices or to recognize that an Award has been made in lieu of a portion of competitive annual base salary or other cash compensation. Awards under the Plan may be made in addition to, in combination with, or as alternatives to, grants, awards, or payments under any other plans or arrangements of the Company or the Related Companies. The existence of the Plan notwithstanding, the Company or any Related Company may adopt such other compensation plans or programs and additional compensation arrangements as it deems necessary to attract, retain, and motivate employees.

     19.6 LISTING, REGISTRATION AND OTHER LEGAL COMPLIANCE. No Awards or shares of the Common Stock shall be required to be issued or granted under the Plan unless legal counsel to the Company shall be satisfied that such issuance or grant will be in compliance with all applicable federal and state securities laws and regulations and any other applicable laws or regulations. The Committee may require, as a condition of any payment or share issuance, that certain agreements, undertakings, representations, certificates, and/or information, as the Committee may deem necessary or advisable, be executed or provided to the Company to assure compliance with all such applicable laws or regulations. Any certificates for shares of the Restricted Shares and/or Common Stock delivered under the Plan may be subject to such stock-transfer orders and such other restrictions as the Committee may deem advisable under the rules, regulations, or other requirements of the Securities and Exchange Commission, any stock exchange upon which the Common Stock is then listed, and any applicable federal or state securities law. In addition, if, at any time specified herein (or in any Award Agreement or otherwise) for (a) the making of any Award, or the making of any determination, (b) the issuance or other distribution of Restricted Shares and/or Common Stock, or (c) the payment of amounts to or through a Participant with respect to any Award, any law, rule, regulation, or other requirement of any governmental authority or agency shall require the Company, any Related Company, or any Participant (or any estate, designated beneficiary, or other legal representative thereof) to take any action in connection with any such determination, any such shares to be issued or distributed, any such payment, or the making of any such determination, as the case may be, shall be deferred until such required action is taken. With respect to persons subject to Section 16 of the Exchange Act, transactions under the Plan are intended to comply with all applicable conditions of Rule 16b-3. To the extent any provision of the Plan or any action by the administrators of the Plan fails to so comply with such rule, it shall be deemed null and void, to the extent permitted by law and deemed advisable by the Committee.

EXHIBIT 10.1

     19.7 AWARD AGREEMENTS. Each Participant receiving an Award under the Plan shall enter into an Award Agreement with the Company in a form specified by the Committee. Each such Participant shall agree to the restrictions, terms, and conditions of the Award set forth therein and in the Plan.

     19.8 DESIGNATION OF BENEFICIARY. Each Participant to whom an Award has been made under the Plan may designate a beneficiary or beneficiaries to exercise any option or to receive any payment that under the terms of the Plan and the applicable Award Agreement may become exercisable or payable on or after the Participant's death. At any time, and from time to time, any such designation may be changed or canceled by the Participant without the consent of any such beneficiary. Any such designation, change, or cancellation must be on a form provided for the purpose by the Committee and shall not be effective until received by the Committee. If no beneficiary has been designated by a deceased Participant, or if the designated beneficiaries predecease the Participant, the beneficiary shall be the Participant's estate. If the Participant designates more than one beneficiary, any options or payments under the Plan shall be allocated among such beneficiaries in equal shares unless the Participant has expressly designated otherwise, in which case the options or payments shall be allocated among the beneficiaries in the shares designated by the Participant.

     19.9 LEAVE OF ABSENCE/TRANSFERS. The Committee shall have the power to promulgate rules and regulations and to make determinations, as it deems appropriate, under the Plan in respect of any leave of absence granted to a Participant by the Company or a Related Company. Without limiting the generality of the foregoing, the Committee may determine whether any such leave of absence shall be treated as if the Participant has terminated employment with the Company or any such Related Company. If a Participant transfers within the Company, or to or from any Related Company, such Participant shall not be deemed to have terminated employment as a result of such transfer.



     19.10 LOANS. Subject to applicable law, the Committee may provide, pursuant to Plan rules, for the Company or any Related Company to make loans to Participants to finance the exercise price of any Stock Options, as well as the withholding obligation under Section
              19.1 and/or the estimated or actual taxes payable by the Participants as a result of the exercise of such Stock Option, and the Committee may prescribe the terms and conditions of any such loan.

     19.11 GOVERNING LAW/TITLES AND HEADINGS. The Plan and all actions taken thereunder shall be governed by and construed in accordance with the laws of the State of Delaware, without reference to the principles of conflict of laws thereof. Any titles and headings herein are for reference purposes only, and shall in no way limit, define or otherwise affect the meaning, construction, or interpretation of any provisions of the Plan.

     19.12 EFFECTIVE DATE. The Plan shall be effective upon the approval of the Plan by the Company's shareholders in accordance with Rule 16b-3 and Section 422 of the Code.

EXHIBIT 10.2


                               TIG HOLDINGS, INC.

                1996 NON-EMPLOYEE DIRECTORS COMPENSATION PROGRAM

1. PURPOSE. The purpose of the TIG Holdings, Inc. 1996 Non-Employee Directors Compensation Program (the "Program") is to promote the interests of TIG Holdings, Inc. (the "Company") and its stockholders by strengthening the Company's ability to attract and retain the services of experienced and knowledgeable non-employee directors (the "Non-Employee Directors") through cash retainers, formula grants of restricted share units which will convert into shares of the Company's Common Stock, par value $.01 per share ("Restricted Share Units"), and formula grants of non-qualified stock options to acquire shares of the Company's Common Stock ("Stock Options"). Such grants will serve the additional purpose of aligning the interests of such directors more closely with those of the Company's stockholders.

2. DEFINITIONS. For purposes of the Program, the following terms shall have the meanings set forth below:

     2.1 "ANNUAL MEETING" means the annual meeting of the Company's stockholders.

     2.2 "BOARD" means the Board of Directors of the Company, as constituted from time to time.

     2.3 "CHANGE OF CONTROL" means (a) the acquisition by an individual, entity or group (within the meaning of Section 13(d)(3) or 14(d)(2) of the Exchange Act of beneficial ownership (within the meaning of Rule 13d-3 promulgated under the Exchange Act) of 20% or more of either (i) the shares of the Common Stock or (ii) the combined voting power of the voting securities of the Company entitled to vote generally in the election of directors (the "Voting Securities"); provided, however, that (x) the acquisition by any employee benefit plan (or related trust) sponsored or maintained by the Company or any subsidiary or (y) any acquisition by any corporation if, immediately following such acquisition, more than 80% of the then outstanding shares of common stock of such corporation and the combined voting power of the then outstanding voting securities of such corporation (entitled to vote generally in the election of directors), is beneficially owned, directly or indirectly, by all or substantially all of the individuals and entities who, immediately prior to such acquisition, were the beneficial owners of the Common Stock and the Voting Securities in substantially the same proportions, respectively, as their ownership prior to such acquisition of the Common Stock and Voting Securities shall not constitute a Change of Control; (b) individuals who constitute the Board at the Effective Date (the "Incumbent Board") cease for any reason to constitute at least a majority of the Board; provided, however, that any individual becoming a director subsequent to the Effective Date whose election, or nomination for election, by the Company's stockholders, was approved by a vote of at least a majority of the directors then serving and comprising the Incumbent Board shall be considered as though such individual was a member of the Incumbent Board, but excluding any such individual whose initial assumption of office occurs as a result of either an actual or threatened election contest (as such terms are used in Rule 14a-11 of Regulation 14A promulgated under the Exchange
                Act) or other actual or threatened solicitation of proxies or consents; (c) approval by the stockholders of the Company of a reorganization, merger or consolidation, other than a reorganization, merger or consolidation with respect to which all or substantially all of the individuals and entities who were the beneficial owners, immediately prior to such reorganization, merger or consolidation, of the Common Stock and Voting Securities beneficially own, directly or indirectly, immediately after such reorganization, merger or consolidation more than 80% of the then outstanding common stock and voting securities (entitled to vote generally in the election of directors) of the corporation resulting from such reorganization, merger or consolidation in substantially the same proportions as their respective ownership, immediately prior to such reorganization, merger or consolidation, of the Common Stock and the Voting Securities; or (d) approval by the stockholders of the Company of (i) a complete liquidation of dissolution of the Company or (ii) the sale or other disposition of all or substantially all of the assets of the Company other than to a subsidiary, wholly-owned, directly or indirectly, by the Company.

EXHIBIT 10.2


     2.4 "Code" means the Internal Revenue Code of 1986, as amended (and the regulations promulgated thereunder).

     2.5 "Committee" means the Board or the committee appointed by the Board to administer the Program as provided in Section 3.2(a).

     2.6 "Common Stock" means the Common Stock, par value $.01 per share, of the Company or any security of the Company issued by the Company in substitution or exchange therefor.

     2.7 "Company" means TIG Holdings, Inc., a Delaware corporation, or any successor corporation to TIG Holdings, Inc.

     2.8 "Disability" means any physical or mental disability of a Non-Employee Director which is determined to be total and permanent by a physician mutually selected by the Company and such Non-Employee Director (or such Non-Employee Director's legal representative).

     2.9 "Effective Date" means the date on which the Program is approved by the stockholders of the Company.

     2.10 "EXCHANGE ACT" means the Securities Exchange Act of 1934, as amended from time to time, or any successor statute.

     2.11 "FAIR MARKET VALUE" means on, or with respect to, any given date, the average of the highest and lowest market prices of the Common Stock, as reported on the consolidated transaction reporting system for the New York Stock Exchange for such date or, if the Common Stock was not traded on such date, on the next preceding day on which the Common Stock was traded.

     2.12 "INVOLUNTARY TERMINATION" means any termination of a Non-Employee Director's membership on the Board other than a Voluntary Termination.

     2.13 "NON-EMPLOYEE DIRECTOR" means any director of the Company who is not on a determination date, and has not been for at least one year preceding the determination date, an employee of the Company or any of its subsidiaries, and has not elected to decline to participate in the Program pursuant to the following sentence. A director otherwise eligible to participate in the Program may make an irrevocable, one-time election, by written notice to the Corporate Secretary of the Company within thirty days after his or her initial election or appointment to the Board, or in the case of directors in office on the date the Program was adopted by the Board, prior to the Effective Date, to decline to participate in the Program.

EXHIBIT 10.2


     2.14 "PROGRAM" means the TIG Holdings, Inc. 1996 Non-Employee Directors Compensation Program, set forth herein, and as amended from time to time.

     2.15 "RESTRICTED SHARE UNIT" means a restricted share unit granted pursuant to the provisions of Section 5 of the Program and the relevant Restricted Share Unit Award Agreement.

     2.16 "RESTRICTED SHARE UNIT AWARD AGREEMENT" means the restricted share unit agreement executed by each of the Non-Employee Directors pursuant to Sections 7 and 15.3 of the Program in connection with the granting of a Restricted Share Unit hereunder.

     2.17 "RULE 16B-3" means Rule 16b-3 of the General Rules and Regulations under the Exchange Act, or any successor thereto.

     2.18 "SEC" means the Securities and Exchange Commission, or any successor agency.

     2.19 "STOCK OPTION" means any stock option granted pursuant to the provisions of Section 6 of the Program.

     2.20 "STOCKOPTION AWARD AGREEMENT" means the stock option agreement executed by each of the Non-Employee Directors pursuant to Sections 7 and 15.3 of the Program in connection with the granting of the Stock Options hereunder.

     2.21 "SUBSEQUENT COMMENCEMENT DATE" means any date occurring after the Effective Date and prior to the Annual Meeting held in 1999 and on which any individual becomes a Non-Employee Director.

     2.22 "VOLUNTARY TERMINATION" means a termination of a Non-Employee Director's membership on the Board due to or as a result of any such Non-Employee Director's (a) resignation from the Board (other than due to Disability or death of such Non-Employee Director) or (b) refusal (other than due to Disability) to stand for election to the Board after having been nominated by the Board.

3. TERM OF THE PROGRAM/COMMON STOCK SUBJECT TO THE PROGRAM/ADMINISTRATION.

     3.1 (a) TERM OF PROGRAM. The Program was adopted by the Board on March 12, 1996, to be effective upon the date it is approved by the stockholders of the Company. The maximum number of shares of Common Stock in respect of which grants may be made under the Program, subject to adjustment as provided in Section 13.2 of the Program, shall be 200,000 shares. The Program shall terminate upon the close of business on the date of the Annual Meeting held in 1999, except with respect to grants already made and outstanding on such date.

              (b) COMPUTATION OF SHARES. If any awards under the Program expire unexercised or are forfeited, surrendered, cancelled or terminated, the shares of Common Stock that were theretofore subject (or potentially subject) to such awards shall again be available for awards under the Program to the extent of such expiration, forfeiture, surrender, cancellation or termination. If a Non-Employee Director delivers shares of the Common Stock already owned by the Non-Employee Director in full or partial payment of the exercise price of a Stock Option pursuant to
              Section 6 of the Program, the shares so delivered by the Non-Employee Director shall be added to the shares available under the Program for awards.

EXHIBIT 10.2


     3.2 (a) COMPOSITION OF THE COMMITTEE. The Program shall be administered by the Board or a committee appointed by the Board (the "Committee"). Members of the Committee need not be members of the Board, officers or employees of the Company. The Board shall have the power, at any time to remove members from, add members to, or discharge members from, the Committee. Vacancies on the Committee, however caused, shall be filled by the Board. The Board shall appoint one of the members of the Committee as chairman.

              (b) ACTIONS BY THE COMMITTEE. The Committee shall hold meetings at such times and places as it may determine to be advisable. A majority of the members of the Committee shall constitute a quorum. Acts approved by a majority of the Committee members present at a meeting at which there is a quorum, or acts reduced to or approved in writing by all of the members of the Committee, shall be the valid acts of the Committee. The Committee shall keep minutes of its proceedings and shall report the same to the Board at the meeting next succeeding.

              (c) POWERS OF THE COMMITTEE. The Committee shall have the authority to administer the Program in its sole and absolute discretion; provided, however, that the Committee shall have no authority to grant Restricted Share Units or Stock Options, to determine the number of shares subject to Stock Options or the price at which each share of Common Stock covered by a Stock Option may be purchased pursuant to the Program, all of which shall be as prescribed in Sections 5 and 6 of the Program. To this end, the Committee is authorized to construe and interpret the Program and to make all other determinations necessary or advisable for the administration of the Program to resolve questions that arise thereunder, to designate persons to carry out the day-to-day ministerial administration of the Program and to make, adopt and amend such determinations, rules and regulations for administering the Program as the Committee deems necessary or desirable; provided, however, that in no case shall any action be taken by the Committee or its delegates or designees if such action would result in the loss of the Rule 16b-3 "disinterested administrator" status of any Non-Employee Director. Subject to the foregoing, any determination, decision or action of the Committee in connection with the construction, interpretation, administration or application of the Program shall be final, conclusive and binding upon all Non-Employee Directors and any person claiming under or through a Non-Employee Director.

4. RETAINER. Each Non-Employee Director shall during the term of the Program, be paid an annual retainer of $25,000 disbursed to the Non-Employee Directors each year in one installment within thirty days following the date of the Annual Meeting held in such year. Any individual who becomes a Non-Employee Director subsequent to the Effective Date shall receive for the year in which the Non-Employee Director's Subsequent Commencement Date occurs, all or a portion of the annual retainer as the Committee may determine.

5. GRANT OF RESTRICTED SHARE UNIT AWARDS

     5.1 On the business day next following the Effective Date, Restricted Share Units shall be granted to each Non-Employee Director equal in number to the Restricted Share Unit Number. With respect to any individual who becomes a Non-Employee Director subsequent to the Effective Date, Restricted Share Units shall be granted to the Non-Employee Director on the business day next following such Non-Employee Director's Subsequent Commencement Date equal in number to the then applicable Restricted Share Unit Number. For purposes of the Program, "Restricted Share Unit Number" means the number (rounded to the nearest whole share) equal to the quotient obtained by dividing (i) 12,500 multiplied by the excess of (x) 12 over (y) the number of complete fiscal quarters commencing on April 1, 1996, that have elapsed from such date to the date of grant, by (ii) the Fair Market Value of a share of Common Stock on the date of grant.

EXHIBIT 10.2

     5.2 The Non-Employee Director may submit an election to the Corporate Secretary of the Company deferring the conversion of the Restricted Share Units into shares of Common Stock and specifying the time and the manner in which the Non-Employee Director desires to have the Restricted Share Units convert into shares of Common Stock. Such election shall satisfy each of the requirements set forth in paragraphs (a) through (e) below:

              (a) The election shall be made on or before the grant date as provided in Section 5.1, with respect to the portion of the Restricted Share Units that vests on the date of the next Annual Meeting. For all other portions of the Restricted Share Units, the election shall be made at least one year prior to the applicable vesting date for the portion of the Restricted Share Units to which the election applies.

              (b) The election shall be in writing and in a form acceptable to the Corporate Secretary of the Company.

              (c) The election shall specify the date on which the Restricted Share Units shall convert (or begin to convert) into shares of Common Stock (i.e., either the vesting date or a specified date subsequent to the vesting date).

              (d) The election shall specify the period over which the conversion of the Restricted Share Unit Award will be made under the Program (i.e., in a lump sum or in quarterly or annual installments).

              (e) The conversion schedule elected by a Non-Employee Director with respect to Restricted Share Units pursuant to paragraphs (c) and (d) above, shall not be revocable or subject to modification at any time (i) prior to the six-month anniversary following such Non-Employee Director's termination of service as a member of the Board and (ii) within one year before the scheduled payment date that is the subject of the modification.

     5.3 If a Non-Employee Director fails to make an election with respect to the conversion of a portion of the Restricted Share Units in accordance with Section 5.2 of the Program, such portion of the Restricted Share Units shall convert into shares of Common Stock upon vesting.

     5.4 A separate bookkeeping account shall be maintained by the Company for each Non-Employee Director who receives Restricted Share Units pursuant to Section 5.1 of the Program. Such account shall be credited with (a) the Restricted Share Units granted to the Non-Employee Director and (b) as of each cash dividend payment date, an additional number of Restricted Share Units equal to (i) the per share dividend payable with respect to a share of Common Stock on such date, multiplied by (ii) the number of Restricted Stock Units held in such Non-Employee Director's account as of the date preceding such dividend payment date, divided by (iii) the Fair Market Value of a share of Common Stock on the dividend payment date. In addition, if a stock dividend is paid on the Common Stock, the account maintained for each Non-Employee Director also shall be credited with a Restricted Share Unit for each share of Common Stock that the Non-Employee Director would have received

EXHIBIT 10.2

              if the Restricted Share Units then credited to his or her account had actually been shares of Common Stock. All of the additional Restricted Share Units credited pursuant to this Section 5.4 shall be subject to the same restrictions and other terms and conditions that apply to the Restricted Shares Units with respect to which such additional Restricted Share Units were issued. Upon the conversion of the Restricted Share Units, the Company shall pay the Non-Employee Director an amount equal to the then Fair Market Value of the fractional shares credited to the Non-Employee Director's account.

     6. GRANT OF STOCK OPTIONS. On the business day next following the Effective Date, Stock Options to purchase shares of Common Stock equal in number to the Stock Option Number shall be granted to each Non-Employee Director. With respect to any individual who becomes a Non- Employee Director subsequent to the Effective Date, Stock Options to purchase shares of Common Stock equal in number to the then applicable Stock Option Number shall be granted to the Non-Employee Director on the business day next following the Non-Employee Director's Subsequent Commencement Date. For purposes of the Program, "Stock Option Number" means the number (rounded to the nearest whole share) equal to the quotient obtained by dividing (i) 25,000 multiplied by the excess of (x) 12 over (y) the number of complete fiscal quarters commencing on the April 1, 1996, that have elapsed from such date to the date of grant, by (ii) the Fair Market Value of a share of Common Stock on the date of grant. The exercise price of each share of Common Stock subject to a Stock Option shall be equal to the Fair Market Value of a share of Common Stock on the date of grant of the Stock Option.

          Ownership maintenance Stock Options ("Ownership Maintenance Stock Options") shall be granted to a Non-Employee Director if upon exercise of Stock Options previously granted under the Program including previously granted Ownership Maintenance Stock Options ("Predecessor Stock Options"), the Non-Employee Director pays the exercise price of such Predecessor Stock Options by either actual or constructive delivery of shares of Common Stock to the Company. The number of shares of Common Stock subject to the Ownership Maintenance Stock Options shall be equal to the number of shares of Common Stock so delivered, and the exercise price for each share of Common Stock subject to such Ownership Maintenance Stock Option shall be equal to the Fair Market Value of a share of Common Stock on the date of grant of the Ownership Maintenance Stock Option.

          Unless terminated earlier pursuant to the Program, the term of any Stock Option granted under the Program shall be ten years from the date of grant; provided, however, Ownership Maintenance Stock Options shall have a term equal to the remaining term of the Predecessor Stock Options. Stock Options shall not be exercisable for less than 100 shares of Common Stock at any one time (or the remaining shares of Common Stock then purchasable if less than 100).


     7. TERMS AND CONDITIONS OF THE GRANTS OF RESTRICTED SHARE UNITS AND STOCK OPTIONS. All Restricted Share Units granted pursuant to the Program shall be evidenced by an agreement (the "Restricted Share Unit Award Agreement") and all Stock Options granted pursuant to the Program shall be evidenced by a stock option agreement (the "Stock Option Award Agreement"). The Restricted Share Unit Award Agreement and the Stock Option Award Agreement shall be approved by the Committee and shall incorporate the terms of the Program, and such other terms and conditions as shall be determined by the Committee in its sole and absolute discretion and which are not inconsistent with the terms of the Program. Notwithstanding anything to the contrary contained in the Program, a Non-Employee Director may not sell the shares of Common Stock underlying the Restricted Share Units or the shares of Common Stock acquired upon the exercise of Stock Options granted to such Non-Employee Director within six months of the date of grant. The failure of any

EXHIBIT 10.2

          Restricted Share Units or Stock Options to vest for any reason whatsoever shall cause such grant to expire and be of no further force or effect. Stock Options and Restricted Share Units shall not be transferable by the holder otherwise than (a) by will or by the laws of descent and distribution, and (b)as may otherwise be authorized by the Committee and permitted by Rule 16b-3; provided, however, that any award so transferred shall continue to be subject to all the terms and conditions contained in the agreement evidencing such award.

8. MEANS OF PAYMENT UPON EXERCISE OF STOCK OPTIONS. Payment for the shares of Common Stock to be received upon exercise of Stock Options may in the discretion of the Committee be made in cash or in shares of Common Stock (determined with reference to their Fair Market Value on the date of exercise).

9. WITHHOLDING TAXES. At the time of conversion of Restricted Share Units into shares of Common Stock and prior to issuance of the shares of Common Stock upon exercise of a Stock Option, the Non-Employee Director shall pay or make adequate provision, satisfactory to the Company, for the payment of any amount required to satisfy any Federal, state, local or foreign withholding obligations of the Company, if applicable.

10. VESTING.

     10.1 In respect of any Restricted Share Units and Stock Options granted to a Non-Employee Director prior to the date of the Annual Meeting held in 1997, 33 1/3% of the aggregate number of Restricted Share Units and Stock Options so granted shall become vested on each of
              (a) the date of the Annual Meeting held in 1997 (provided such director is a Non-Employee Director on such date), (b) the date of the Annual Meeting held in 1998 (provided such director is a Non-Employee Director on such date), and (c) the date of the Annual Meeting held in 1999 (provided such director is the Non-Employee Director on such date).

     10.2 In respect of any Restricted Share Units and Stock Options granted to a Non-Employee Director on or after the date of Annual Meeting held in 1997 and prior to the date of the Annual Meeting held in 1998, 50% of the aggregate number of Restricted Share Units and Stock Options so granted shall become vested on each of (a) the date of the Annual Meeting held in 1998 (provided such director is a Non-Employee Director on such date), and (b) the date of the Annual Meeting held in 1999 (provided such director is a Non-Employee Director on such date).

     10.3 In respect of any Restricted Share Units and Stock Options granted to a Non-Employee Director on or after the date of the Annual Meeting held in 1998 and prior to the date of the Annual Meeting in 1999, 100% of the aggregate number of Restricted Share Units and Stock Options so granted shall become vested on the date of the Annual Meeting held in 1999 (provided such director is a Non-Employee Director on such date).

     10.4 Notwithstanding Sections 10.1, 10.2 and 10.3 above, in the event of the occurrence of a Change of Control, all of the Restricted Share Units and Stock Options granted to a Non-Employee Director shall become 100% vested as of the date of the Change of Control, provided the director is a Non-Employee Director on the date of the Change of Control.

EXHIBIT 10.2

     11. TERMINATION OF BOARD SERVICE. Notwithstanding anything to the contrary contained in Section 7 or 10 of the Program, if a Non-Employee Director's service on the Board is terminated at any time as a result of or due to an Involuntary Termination, such Non-Employee Director's Restricted Share Units and Stock Options shall become 100% vested as of the date of the Involuntary Termination. If a Non-Employee Director's Board membership is terminated at any time as a result of or due to a Voluntary Termination, such Non-Employee Director shall forfeit any Restricted Share Units and Stock Options that have not yet vested as of the date of Voluntary Termination. In the event of a Non-Employee Director's termination of service on the Board either through Involuntary Termination or Voluntary Termination, such Non-Employee Director's vested Stock Options, including the vesting of those Stock Options that were accelerated as a result of such Non-Employee Director's Involuntary Termination, shall remain fully exercisable until the earlier to occur of (i) the fifth anniversary of the date of such termination and (ii) the tenth anniversary of the date of grant.

     12. RIGHTS OF STOCKHOLDER. Each Non-Employee Director shall have, with respect to the shares of Common Stock underlying the grants of the Restricted Share Units and Stock Options, the rights of a stockholder of such shares of Common Stock (except as otherwise provided herein or in the relevant award agreement) when (and to the extent that) the Restricted Share Units are converted into shares of Common Stock or shares of Common Stock are issued upon exercise of a Stock Option.


     13.  CHANGES IN CAPITALIZATION AND OTHER MATTERS.

          13.1 The existence of the Program, any award agreement and/or the formula grants made hereunder shall not limit, affect or restrict in any way the right or power of the Board or the stockholders of the Company to make or authorize (a) any adjustment, recapitalization, reorganization or other change in the Company's or any subsidiary's capital structure or its business, (b) any merger, consolidation or change in the ownership of the Company or any subsidiary, (c) any issue of bonds, debentures, capital, preferred or prior preference stocks ahead of or affecting the Company's or any subsidiary's capital stock or the rights thereof, (d) any dissolution or liquidation of the Company or any subsidiary, (e) any sale or transfer of all or any part of the Company's or any subsidiary's assets or business, or (f) any other corporate act or proceeding by the Company or any subsidiary. A Non-Employee Director, any beneficiary of Non-Employee Director or any other person shall not have any claim against any member of the Board or any committee thereof, the Company or any subsidiary, or any employees, officers or agents of the Company or any subsidiary, as a result of any such action.

          13.2 In the event of any change in capitalization affecting the Common Stock of the Company, including, without limitation, a stock dividend or other distribution, stock split, reverse stock split, recapitalization, consolidation, subdivision, split-up, spin-off, split-off, combination or exchange of shares or other form of reorganization or recapitalization, or any other change affecting the Common Stock, proportionate adjustments shall be made to reflect such change, including, without limitation, with respect to the aggregate number of shares of the Common Stock for which grants of Restricted Share Units and Stock Options in respect thereof may be made under the Program, the number of Restricted Share Units and Stock Options to be granted to any Non-Employee Director under the Program, and the number of Restricted Share Units and Stock Options covered by each outstanding grant.

EXHIBIT 10.2

     14. AMENDMENT; TERMINATION. The Company may suspend or terminate the Program (or any portion thereof) at any time and may amend the Program at any time and from time to time in such respects as the Company may deem advisable; provided, however, that the terms and provisions of the Program which determine the eligibility of directors and the amount, price and timing of the formula grants hereunder shall not be amended more than once every six months, other than to comport with changes in the Code; provided, further, that without shareholder approval, in accordance with Rule 16b-3, no such amendment shall (a) except as provided in Section 13.2 of the Program, materially increase the number of shares of Common Stock which may be issued under the Program, (b) modify in any way the requirements as to eligibility for grants under the Program, (c) increase the benefits accruing to Non-Employee Directors under the Program, or (d) extend the termination date of the Program. In addition, no such amendment, suspension or termination shall be effective if it would (i) materially adversely affect the rights of any Non-Employee Director in respect of any outstanding Restricted Share Units or Stock Options, without the consent of such Non-Employee Director, or (ii) cause the Program, or any other program of the Company or any subsidiary, to fail to meet the requirements of Rule 16b-3.

15.  MISCELLANEOUS.

     15.1 In addition to the provisions of Section 9 of the Program, the Company shall have the right to deduct from any grant or payment under the Program, including, without limitation, the delivery, transfer or vesting of any shares of Common Stock issuable upon conversion of Restricted Share Units or upon exercise of any Stock Option, any Federal, state, local or other taxes of any kind which the Company, in its sole discretion, deems necessary to be withheld to comply with the Code and/or any other applicable law, rule or regulation.

     15.2 No shares of Common Stock issuable upon conversion of Restricted Share Units or upon exercise of any Stock Option shall be issued under the Program unless legal counsel to the Company shall be satisfied that any such issuance will be in compliance with all applicable Federal and state securities laws and regulations and any other applicable laws or regulations. The Company may require, as a condition of any payment or share issuance, that certain agreements, undertakings, representations, certificates, and/or information, as the Company may deem necessary or advisable, be executed or provided to the Company to assure compliance with all such applicable laws or regulations. Certificates for shares of Common Stock issuable upon conversion of Restricted Share Units or upon exercise of any Stock Option delivered under the Program may be subject to such stock-transfer orders and such other restrictions as the Company may deem advisable under the rules, regulations, and other requirements of the SEC, any stock exchange upon which the Common Stock is then listed, and any applicable Federal or state securities law. In addition, if, at any time specified herein (or in any award agreement) for the issuance or other distribution of shares of Common Stock, or the payment of amounts to any Non-Employee Director, any law, rule, regulation or other requirement of any governmental authority or agency shall require either the Company, any subsidiary or any Non-Employee Director (or any estate, designated beneficiary or other legal representative thereof) to take any action in connection therewith, any such issuance or distribution, or any such payment, as the case may be, shall be deferred until such required action is taken. The Program and all transactions under the Program are intended to comply with all applicable requirements of Rule 16b-3. To the extent any provision of the Program fails to so comply, it shall be deemed null and void, to the extent permitted by law and deemed advisable by the Company.

EXHIBIT 10.2

     15.3 Awards under the Program shall be evidenced by a Restricted Share Unit Award Agreement and Stock Option Award Agreement, as applicable, entered into with the Company in a form specified by the Company containing the restrictions, terms and conditions set forth in such award agreements and/or the Program.

     15.4 Each Non-Employee Director may designate a beneficiary or beneficiaries to receive any payment and to exercise any rights, which under the terms of the Program and the relevant Restricted Share Unit Award Agreement and Stock Option Award Agreement, may become payable or exercisable on or after the Non-Employee Director's death. At any time, and from time to time, any such designation may be changed or canceled by the Non-Employee Director without the consent of any such beneficiary. Except as provided in the Program, any such designation, change or cancellation must be on a form provided for that purpose by the Company and shall not be effective until received by the Company. If no beneficiary has been designated by a deceased Non-Employee Director, or if the designated beneficiaries have predeceased the Non-Employee Director, the beneficiary shall be the Non-Employee Director's estate. If the Non-Employee Director designates more than one beneficiary, any payments or rights under the Program shall be allocated among such beneficiaries in equal shares unless the Non-Employee Director has expressly designated otherwise, in which case the payments or rights shall be allocated in the shares designated by the Non-Employee Director.

     15.5 Except as provided in Section 7 above or otherwise the Program, awards under the Program, any Restricted Share Unit Award Agreement and
          Stock Option Award Agreement, and any rights or interests herein or therein, shall not be assigned, transferred, sold, exchanged, or otherwise disposed of in any way at any time by Non-Employee Director (or any beneficiary of any Non-Employee Director), other than by testamentary disposition by the Non-Employee Director or the laws of descent and distribution. Except as provided in
          Section 7 and otherwise the Program, any such award, Restricted
          Share Unit Award Agreement, Stock Option Award Agreement, rights or interests shall not be pledged, encumbered or otherwise hypothecated in any way at any time by any Non-Employee Director
          (or any beneficiary of any NonEmployee Director). Any such award, Restricted Share Unit Award Agreement, Stock Option Award
          Agreement, rights or interests shall not be subject to execution, attachment or similar legal process. Any attempt to sell, exchange, transfer, assign, pledge, encumber, or otherwise dispose of or hypothecate in any way any such awards, Restricted Share
          Unit Award Agreement, Stock Option Award Agreement, rights or interests, or the levy of any execution, attachment or similar legal process thereon, contrary to the terms of this Program shall be null and void and without legal force or effect.

     15.6 The Program and all actions taken thereunder shall be governed by and construed in accordance with the laws of the State of Delaware, without reference to the principles of conflict of laws thereof.
          Any titles and headings herein are for reference purposes only, and shall in no way limit, define or otherwise affect the meaning, construction or interpretation of any provisions of the Program.

EXHIBIT 10.3


                               TIG HOLDINGS, INC.

            ANNUAL INCENTIVE COMPENSATION PLAN FOR CERTAIN EXECUTIVES

PURPOSE: This Annual Incentive Compensation Plan for Certain Executives (the "Incentive Plan") is designed to attract, retain and reward the executive talent necessary to the success of TIG Holdings, Inc. (the "Corporation"). It is also intended to comply with the requirements of Section 162(m) of the Internal Revenue Code (as amended from time to time) and with the rules and regulations thereunder. Any questions of interpretation concerning this Incentive Plan should be resolved in favor of such compliance.

ADOPTION AND SHAREHOLDER APPROVAL: The Compensation Committee of the Board of Directors (the "Committee") of the Corporation has adopted this Incentive Plan subject to the approval of the Corporation's Board of Directors and to the approval of the stockholders of the Corporation at the Annual Meeting of Stockholders in 1996.

TERM: Subject to the approvals stated above, this Incentive Plan is effective for the Corporation's fiscal year 1996 and each fiscal year thereafter unless terminated by the Committee in its sole discretion.

ADMINISTRATION: The Committee shall have full authority and discretion to administer and interpret this Incentive Plan, and any Payment Schedule thereunder, and its decision shall be binding on the executives of the Corporation and its subsidiaries.

SCOPE: This Incentive Plan applies to the Corporation's "covered executives" as follows: (a) the individuals who, on the last day of the Corporation's fiscal year are the Corporation's Chief Executive Officer and the four highest-paid executives of the Corporation or its subsidiaries other than the Chief Executive Officer; and (b) such other executives of the Corporation or its subsidiaries as the Committee shall designate.

PLAN DESCRIPTION: Within the first 90 days of the Corporation's fiscal year (or such other period as permitted in order for payments under the Incentive Plan to qualify under Section 162(m) as performance-based), the Committee will establish an annual Incentive Payment Schedule ("Payment Schedule") applicable to the covered executives. The Payment Schedule will set forth one or more objective performance criteria against which performance will be measured for that particular fiscal period. The Payment Schedule will also set forth the payments, if any, that the covered executive may receive if the target or targets for one or more of the criteria are met. Both the targets and the payments may be expressed in absolute terms or by formula or by comparison to other objective standards, such as the financial results of other companies in the industry. The performance criterion or criteria chosen for each fiscal year will be one or more of the following: return on equity; total shareholder return; earnings per share; book value per share; net income; net operating income; net premiums (written or earned); cash flow; improved underwriting returns; debt to capital ratio; statutory ratios (including loss, expense and combined ratio); and other objective financial return ratios.

DISCRETION: The Committee will have the discretion not to pay (or to reduce the amount of) an annual incentive payment for any fiscal year with respect to any or all covered executives despite the attainment of the applicable performance target or targets for that particular fiscal year. In exercising this discretion the Committee will make qualitative judgments evaluating, among other things, the individual's contribution to the achievement of the particular goal, leadership attributes, performance in the light of extraordinary, unusual or non-recurring events; skills in executing the Corporation's business strategy, people management skills, customer service, protection of assets, business conduct and integrity.

EXHIBIT 10.3

MAXIMUM PAYMENTS: The Committee will not have the discretion to increase the annual incentive payment as set forth in the Payment Schedule for any given fiscal year, nor to establish a Payment Schedule for any fiscal year under which the annual incentive payment to any covered executive may exceed $5,000,000.

PAYMENT MEDIUM: The Committee shall have the discretion to determine whether payments hereunder shall be made in cash, in common stock of the Corporation (including stock units), or both and whether payment shall be made immediately, on a deferred basis, or both. If the Committee decides to award stock or stock units as full or partial payment hereunder, such awards will be subject to the terms of the Corporation's then existing Long-Term Incentive Plan (including the terms relating to deferrals) and any rules and regulations established by the Committee thereunder.

CERTIFICATION: No payments will be made pursuant to any Payment Schedule prior to the Committee's certification in writing that the applicable performance target or targets have been met.

AMENDMENTS: The Committee has the authority to suspend or amend this Incentive Plan at any time; provided that the Committee shall not have the authority to increase the amount of compensation that otherwise would be permitted hereunder upon the attainment of one or more previously established performance targets for a fiscal year.

EXHIBIT 10.4


                               TIG HOLDINGS, INC.

                        THE 1993 LONG TERM INCENTIVE PLAN

                      STOCK OPTION AGREEMENT ("AGREEMENT")

                            WITH ________________________



1. GRANT OF STOCK OPTION. You have been selected to receive the following stock option grant as an Award under Section 6 of the TIG Holdings, Inc. 1993 Long Term Incentive Plan (the "Plan"). Terms of the Plan are set forth in the Plan document dated April 18, 1993 provided to you, and capitalized terms in this Agreement have the meanings set forth in the Plan unless defined herein. This grant entitles you to purchase TIG Holdings, Inc. Common Stock in accordance with the terms of the Plan and the following terms and conditions:

     Date of Grant ..........................................xxxxx

     Option Price ...........................................xxxxx

          Per Share..........................................$

          Total Grant........................................xxxxx

     Non-Qualified Stock Option Grant for ...................xxxxx Shares

2. EXERCISABILITY OF STOCK OPTION. The Non-Qualified Stock Option grant shall become exercisable in four equal installments in respect of the aggregate number of shares of the Company's Common Stock underlying this Stock Option as follows, provided you are then employed by the Company or one of its Subsidiaries.

    xxxxx shares.................................................on xxxxx;

    xxxxx shares.................................................on xxxxx;

    xxxxx shares.................................................on xxxxx;

    xxxxx shares.................................................on xxxxx.

Pursuant to Section 6.6.3 of the Plan, all installments shall become fully exercisable upon your death, Disability or Retirement, or upon the occurrence of a Change of Control, provided you are then employed by the Company or one of its Subsidiaries. All options covered by this Agreement shall remain exercisable until expiration or cancellation as provided under the Plan.

3. EXPIRATION OF STOCK OPTION. Expiration of this grant shall be ten years from the date of the grant, subject to earlier termination under Section 12 of the Plan. Pursuant to Section 12.1.1 of the Plan, all exercisable options covered by this Agreement shall remain exercisable for two years following your Termination due to death, Retirement or Disability, and for ninety days following your termination for any other reason, but in either case not beyond the original term of any such option. Stock Options which are unexercisable at the time of your termination shall be cancelled.

EXHIBIT 10.4

4. CANCELLATION AND RESCISSION OF AWARDS. Notwithstanding anything in this Agreement to the contrary, the Committee may cancel any unexpired, unpaid, or deferred Awards at any time if you are not in compliance with all other applicable provisions of this Agreement, the Plan and with the following conditions:

               (a) Without the prior written consent of the Company which expressly waives this provision, you shall not render services for any organization or engage directly or indirectly in any business which, in the judgment of the Chief Executive Officer of the Company or other senior officer designated by the Chief Executive Officer for this purpose, or in the judgment of the Committee, is or becomes competitive with the Company, or which organization or business, or the rendering of services to such organization or business, is or becomes otherwise prejudicial to or in conflict with the interests of the Company. If your employment has terminated, the judgment of the Chief Executive Officer, other designated senior officer or the Committee shall be based on your position and responsibilities while employed by the Company, your post-employment responsibilities and position with the other organization or business, the extent of past, current and potential competition or conflict between the Company and the other organization or business, the effect of your assumption of the post-employment position on the Company's customers, suppliers, producers and competitors, the guidelines and policies established by the Company and its subsidiaries relating to business conduct ethics, and such other considerations as are deemed relevant given the applicable facts and circumstances.

               (b) You shall not, without prior written authorization from the Company, disclose to anyone outside the Company, or use in other than the Company's business, any confidential information or material, relating to the business of the Company or its subsidiaries, acquired by you either during or after employment with the Company or its subsidiaries.

               (c) Upon exercise, payment or delivery pursuant to an Award, you shall certify on a form acceptable to the Company that you are in compliance with the terms and conditions of the Plan and this Agreement. Failure to comply with the no-compete and confidentiality provisions of paragraph (a) and (b) above prior to, or during the six months after, any exercise, payment or delivery (including delivery of unrestricted stock certificates by book-entry) pursuant to an Award shall cause such exercise, payment or delivery to be rescinded. The Company shall notify you in writing of any such rescission within two years after such exercise, payment or delivery. Within ten days after receiving such a notice from the Company, you shall pay to the Company the amount of any gain realized or payment received as a result of the rescinded exercise, payment or delivery pursuant to an Award. Such payment shall be made either in cash or by returning to the Company the number of shares of Common Stock that you received in connection with the rescinded exercise, payment or delivery.

5. AGREEMENT AMENDMENTS. IN CONSIDERATION OF RECEIVING THIS AWARD, YOU AGREE THAT THE TERMS AND CONDITIONS SET FORTH ABOVE RELATING TO SECTION 4 (CANCELLATION AND RESCISSION OF AWARDS), SHALL ALSO APPLY TO ALL GRANTS OF STOCK OPTIONS AND RESTRICTED STOCK (INCLUDING CLASS A COMMON STOCK) THAT YOU HAVE RECEIVED FROM THE COMPANY ON OR PRIOR TO THIS DATE, NOTWITHSTANDING ANY CONTRARY TERMS IN ANY AGREEMENT PROVIDING FOR SUCH GRANTS AND NOTWITHSTANDING ANY CONTRARY TERMS IN AN EMPLOYMENT AGREEMENT, IF ANY, BETWEEN YOU AND THE COMPANY OR ANY OF ITS SUBSIDIARIES.

EXHIBIT 10.4


By signing and returning this Agreement, you acknowledge having received and read a copy of the Plan and agree to comply with it and with all applicable laws and regulations.

TIG HOLDINGS, INC.                   Agreed to and accepted by:


By:______________________________    ____________________________   __________
           Lon P. McClimon               Optionee Signature           Date

EXHIBIT 10.5


                               TIG HOLDINGS, INC.

                          1993 LONG TERM INCENTIVE PLAN

                 RESTRICTED SHARE AWARD AGREEMENT ("AGREEMENT")

                          WITH ____________________________

                     AGREEMENT DATED AS OF ________________


1. Grant of Restricted Share Award. You have been selected to receive the following Restricted Share grant as an Award under Section 8 of the TIG Holdings, Inc. 1993 Long-Term Incentive Plan (the "Plan"). Terms of the Plan are set forth in the Plan document dated April 18, 1993 provided to you, and capitalized terms in this Agreement have the meaning set forth in the Plan unless defined herein. This grant is made in accordance with the terms of the Plan and the following terms and conditions.

     Restricted Share grant for................................ xxxxx Shares

The Restricted Shares shall vest as follows, provided you are then employed by the Company or one of its Subsidiaries:

     xxxxx shares ............................................. on xxxxx;

     xxxxx shares ............................................. on xxxxx;

     xxxxx shares ............................................. on xxxxx.

2. DELIVERY OF UNRESTRICTED STOCK. Upon the vesting of your Restricted Shares, you will be entitled, in accordance with the terms and provisions of the Plan, to receive a new stock certificate (registered in your name) for and representing the number of shares of Common Stock underlying the vested Restricted Shares. No fractional shares shall be issued under this Agreement. Any fractional shares to which you would otherwise be entitled shall be redeemed by the Company for cash.

3. TERMINATION OF EMPLOYMENT. If your employment with the Company is terminated due to death, Disability, or Retirement, all of the Restricted Shares covered by this Agreement not yet vested as of the date of any such termination shall become 100% vested as of such date. If your employment with the Company is terminated for any other reason at any time, the Restricted Shares that have not yet vested as of the date of any such termination shall be forfeited by you and shall immediately be canceled.

4. RIGHTS OF STOCKHOLDER. Subject to the provisions of the Certificate of Incorporation, each share of Common Stock underlying the Restricted Share grant shall have all of the powers, preferences and rights of Common Stock. You agree and understand that nothing contained in this Agreement provides, or is intended to provide, you any protection against potential future dilution of your stockholder interest in the Company for any reason, except as stated in Section
14.2 of the Plan. Any stock dividends paid in respect of unvested Restricted Shares shall be treated as additional Restricted Shares and shall be subject to the same restrictions and other terms and conditions that apply to the unvested Restricted Shares with respect to which such stock dividends are issued.

5. NON-TRANSFERABILITY. The unvested Restricted Shares shall not be sold, exchanged, assigned, transferred or otherwise disposed of in any way at any time by you (or any beneficiary(ies) of yours), other than by testamentary disposition by you or the laws of descent and distribution. The Restricted Shares issued under this Agreement and the Plan shall not be pledged, encumbered or otherwise hypothecated in any way at any time by you (or any beneficiary(ies) of yours) and shall not be subject to execution, attachment, or similar legal process. Any attempt to sell, transfer, pledge, encumber or otherwise dispose of or hypothecate in any way any of the Restricted Shares, contrary to the terms and provisions of this Agreement and/or the Plan shall be null and void and without legal force or effect.

EXHIBIT 10.5

6. WITHHOLDING. The Company shall have the right to deduct from any payment or settlement under this Agreement, including, without limitation, the delivery, transfer or vesting of any Restricted Shares, any federal, state, local or other taxes of any kind which the Company in its sole discretion, deems necessary to be withheld to comply with the Internal Revenue Code of 1986, as amended (the "Code"), and/or any other applicable law, rule or regulation. When the Restricted Shares become vested or if you make an election under Section 83(b) of the Code, you shall, if requested by the Company, promptly pay to the Company in cash an amount equal to the applicable withholding taxes determined by the Company as being required to be withheld or collected under applicable federal state or local laws or regulations. Furthermore, the Company shall have the right to deduct and withhold any such applicable taxes from, or in respect of, any dividends or other distributions paid on or in respect of the Common Stock underlying the Restricted Share grant. All taxes, if any in respect of the grant of the Restricted Shares or any payments to you hereunder shall be your sole responsibility and shall be paid by you. You will notify the Company of your intention to make an election under Section 83(b) of the Code at least five (5) business days prior to the making of such election.

7. COMPLIANCE WITH LAWS. The issuance of the Restricted Shares and the Common Stock pursuant to this Agreement shall be subject to, and shall comply with, any applicable requirements of federal and state securities laws, rules and regulations (including, without limitation, the provisions of the 1933 Act, the Exchange Act and the respective rules and regulations promulgated thereunder) and any other law or regulation applicable thereto. The Company shall not be obligated to issue any of the Restricted Shares or the Common Stock pursuant to this Agreement if such issuance would violate any such requirements.

8. CANCELLATION AND RESCISSION OF AWARDS. Notwithstanding anything in this Agreement to the contrary, the Committee may cancel any unexpired, unpaid, or deferred Awards at any time if you are not in compliance with all other applicable provisions of this Agreement, the Plan and with the following conditions:

                  (a) Without the prior written consent of the Company which expressly waives this provision, you shall not render services for any organization or engage directly or indirectly in any business which, in the judgment of the Chief Executive Officer of the Company or other senior officer designated by the Chief Executive Officer for this purpose, or in the judgment of the Committee, is or becomes competitive with the Company, or which organization or business, or the rendering of services to such organization or business, is or becomes otherwise prejudicial to or in conflict with the interests of the Company. If your employment has terminated, the judgment of the Chief Executive Officer, other designated senior officer or the Committee shall be based on your position and responsibilities while employed by the Company, your post-employment responsibilities and position with the other organization or business, the extent of past, current and potential competition or conflict between the Company and the other organization or business, the effect of your assumption of the post-employment position on the Company's customers, suppliers, producers and competitors, the guidelines and policies established by the Company and its subsidiaries relating to business conduct ethics, and such other considerations as are deemed relevant given the applicable facts and circumstances.

                  (b) You shall not, without prior written authorization from the Company, disclose to anyone outside the Company, or use in other than the Company's business, any confidential information or material, relating to the business of the Company or its subsidiaries, acquired by you either during or after employment with the Company or its subsidiaries.

EXHIBIT 10.5

                  (c) Upon exercise, payment or delivery pursuant to an Award, you shall certify on a form acceptable to the Company that you are in compliance with the terms and conditions of the Plan and this Agreement. Failure to comply with the no-compete and confidentiality provisions of paragraph (a) and (b) above prior to, or during the six months after, any exercise, payment or delivery (including delivery of unrestricted stock certificates by book-entry) pursuant to an Award shall cause such exercise, payment or delivery to be rescinded. The Company shall notify you in writing of any such rescission within two years after such exercise, payment or delivery. Within ten days after receiving such a notice from the Company, you shall pay to the Company the amount of any gain realized or payment received as a result of the rescinded exercise, payment or delivery pursuant to an Award. Such payment shall be made either in cash or by returning to the Company the number of shares of Common Stock that you received in connection with the rescinded exercise, payment or delivery.

9. AGREEMENT AMENDMENTS. IN CONSIDERATION OF RECEIVING THIS AWARD, YOU AGREE THAT THE TERMS AND CONDITIONS SET FORTH ABOVE RELATING TO SECTION 8 (CANCELLATION AND RESCISSION OF AWARDS), SHALL ALSO APPLY TO ALL GRANTS OF STOCK OPTIONS AND RESTRICTED STOCK (INCLUDING CLASS A COMMON STOCK) THAT YOU HAVE RECEIVED FROM THE COMPANY ON OR PRIOR TO THIS DATE, NOTWITHSTANDING ANY CONTRARY TERMS IN ANY AGREEMENT PROVIDING FOR SUCH GRANTS AND NOTWITHSTANDING ANY CONTRARY TERMS IN AN EMPLOYMENT AGREEMENT, IF ANY, BETWEEN YOU AND THE COMPANY OR ANY OF ITS SUBSIDIARIES.

By signing and returning this Agreement, you acknowledge having received and read a copy of the Plan and agree to comply with it and with all applicable laws and regulations.


TIG HOLDINGS, INC.                      Agreed to and accepted by:


By:  ______________________________     __________________________   ________
           Lon P. McClimon                 Grantee Signature            Date

EXHIBIT 10.6


                               TIG HOLDINGS, INC.

                          1996 LONG-TERM INCENTIVE PLAN

                TIG HOLDINGS, INC. 1996 LONG-TERM INCENTIVE PLAN

   Stock Option Agreement dated as of _________________________ ("Agreement")

                       With ___________________________________

                       Residing at ____________________________



         1. GRANT OF STOCK QPTIONS. Pursuant to the terms and provisions of the TIG Holdings, Inc. 1996 Long-Term Incentive Plan, as amended from time to time (the "Plan"), all of which terms and provisions are made a part of and incorporated in this Agreement as if they were expressly set forth herein, you have been selected to receive the following Non-Qualified Stock Option grant (the "Stock Options") as an Award under Section 6 of the Plan. Terms of the Plan are set forth in the Plan document effective as of May 2, 1996, a copy of which has been provided to you with this Agreement and you hereby acknowledge receipt of the Plan document. Capitalized terms in this Agreement have the meanings set forth in the Plan unless defined herein.

         This grant entitles you to purchase Common Stock of TIG Holdings, Inc. (the "Company") in accordance with the terms of the Plan and the following terms and conditions:

               Date of Grant     ...................................xxxx

               Per Share Option Price..............................$

               Non-Qualified Stock Option Grant for ................xxxx Shares

         2. EXERCISABILITY OF STOCK OPTIONS: Except as provided in paragraph 3 of this Agreement, this Stock Option grant shall become exercisable in four (4) installments in respect of the aggregate number of shares of the Company's Common Stock underlying this Stock Option grant as follows, provided you are then employed by the Company or one of the Related Companies:

                xxxx shares....................................on xxxxxx
                xxxx shares....................................on xxxxxx
                xxxx shares....................................on xxxxxx
                xxxx shares....................................on xxxxxx

         3. TERMINATION OF EMPLOYMENT. If your employment with the Company and the Related Companies is terminated due to death, Disability, or Retirement, all then outstanding installments of this Stock Option grant shall become fully exercisable. Upon the occurrence of both (a) a Change in Control and (b) an Adverse Employment Action before the expiration of one (1) year after the Change in Control, all then outstanding installments of this Stock Option grant shall become fully exercisable in accordance with the terms of Section 17 of the Plan. Except as otherwise provided herein, Stock Options that are unexercisable at the time of the termination of your employment with the Company and the Related Companies shall be immediately forfeited by you and canceled. All Stock Options covered by this Agreement shall remain outstanding until expiration or cancellation as provided in this Agreement or under the Plan.

EXHIBIT 10.6

        4. EXPIRATION OF STOCK OPTIONS. The Stock Options covered by this Agreement shall expire ten (10) years from the date of the grant, subject to earlier termination under Section 14 of the Plan and paragraph 3 of this Agreement. Pursuant to Section 14. 1.1 of the Plan, all exercisable Stock Options covered by this Agreement shall remain exercisable for four (4) years following the termination of your employment with the Company and the Related Companies due to death, Retirement, or Disability, and for ninety (90) days following the termination of your employment with the Company and the Related Companies for any other reason, but in either case not beyond the original term of any such Stock Option.

        5. NO STOCKHOLDER RIGHTS. Prior to the exercise of the Stock Options, you shall not, by virtue of this Award, have any of the rights (including the voting rights) of an owner of a share of Common Stock. You agree and understand that nothing contained in this Agreement provides, or is intended to provide, you any protection against potential future dilution of the value of the shares of Common Stock that may be purchased under the Stock Options for any reason, except as stated in Section 16.2 of the Plan.

        6. NON-TRANSFERABILITY. The Stock Options shall not be sold, exchanged, assigned, transferred, or otherwise disposed of in any way at any time by you (or your beneficiary(ies)), other than by testamentary disposition by you or the laws of descent and distribution. The Stock Options issued under this Agreement and the Plan shall not be pledged, encumbered, or otherwise hypothecated in any way at any time by you (or your beneficiary(ies)) and shall not be subject to execution, attachment, or similar legal process. Any attempt to sell, transfer, pledge, encumber, hypothecate, or otherwise dispose of any of the Stock Options, contrary to the terms and provisions of this Agreement and/or the Plan shall be null and void and without legal force or effect.

        7. WITHHOLDING. The Company shall have the right to deduct from any shares otherwise due to you under this Agreement, including, without limitation, any shares due upon exercise of the Stock Options, any federal, state, local, or other taxes of any kind that the Company, in its sole discretion, deems necessary to be withheld to comply with the Internal Revenue Code of 1986, as amended (the "Code"), and/or any other applicable law, rule, or regulation. When you exercise the Stock Options, you shall, if requested by the Company, promptly pay to the Company in cash an amount equal to the required withholding taxes under applicable federal, state, or local laws or regulations. Furthermore, the Company shall have the right to deduct and withhold any such applicable taxes from, or in respect of, any shares purchased under the Stock Options. All taxes, if any, in respect of the grant or exercise of the Stock Options hereunder shall be solely your responsibility and shall be paid by you.

         8. OWNERSHIP MAINTENANCE STOCK OPTION. Subject to the limitations contained in Section 4.2 of the Plan and any other applicable limitation contained in any successor plan, a Non-Qualified Stock Option (an "Ownership Maintenance Stock Option") shall be granted to you in accordance with the policies and procedures of the Committee then in effect if upon exercise of the Stock Options covered by this Agreement, you (i) actually or constructively deliver to the Company, in full or partial payment of the exercise price of the Stock Options covered by this Agreement, shares of Common Stock that you have held for at least six (6) months or (ii) in addition to such delivery of shares to pay such exercise price, deliver shares of Common Stock to the Company or have the Company withhold shares of Common Stock deliverable to you, in full or partial payment of any required withholding tax liability associated with such exercise; provided, however, that the Committee may, in its sole discretion, disapprove of the delivery or withholding of shares to pay such taxes. The number of shares of Common Stock subject to the Ownership Maintenance Stock Option shall be equal to the number of shares of Common Stock so delivered and withheld, with an exercise price for each share of Common Stock equal to the Fair Market Value of a share of Common Stock on the date of grant of the Ownership Maintenance Stock Option, provided that the Committee may, in its sole discretion, refuse to authorize the grant of such Ownership Maintenance Stock Option if the Committee determines that such grant would result in any adverse accounting treatment to the Company. Notwithstanding the foregoing, an Ownership Maintenance Stock Option shall be granted only if (a) on the date it is exercised, the Stock Options covered by this Agreement are exercisable for more than six (6) months beyond the exercise date, (b) you have not received an Ownership Maintenance Stock Option with the three (3) month period immediately preceding the exercise of the Stock Options covered by this Agreement and (c) on the date the Stock Options are exercised, you are an active employee of the Company and/or a Related Company. The Ownership Maintenance Stock Option shall not be exercisable during the six (6) month period immediately following the date on which the Ownership Maintenance Stock Option is granted, but shall be fully exercisable thereafter until the Ownership Maintenance Stock Option expires. The Ownership Maintenance Stock Option shall expire on the expiration date of the Stock Options covered by this Agreement.

EXHIBIT 10.6

         9. COMPLIANCE WITH LAWS. The issuance of shares of Common Stock pursuant to this Agreement shall be subject to, and shall comply with, any applicable requirements of federal and state securities laws, rules, and regulations (including, without limitation, the provisions of the Securities Act of 1933, the Exchange Act and the respective rules and regulations promulgated thereunder) and any other law, rule, or regulation applicable thereto, as such laws, rules, and regulations may be amended from time to time. The Company shall not be obligated to issue any shares of Common Stock pursuant to this Agreement if such issuance would violate any such requirements.

         10. NOTICES. Any notice hereunder shall be in writing and shall be delivered in person, or via facsimile transmission, overnight courier service, or certified mail, return receipt requested, postage prepaid, properly addressed to you or the Company, as the case may be, at the applicable address specified on the first page of this Agreement, or at such other address as you or the Company, as the case may be, may designate to the other party from time to time in a notice that satisfies the conditions of this paragraph 10.

         11. GOVERNING LAW, ENTIRE AGREEMENT. This Agreement shall be governed by and shall be construed in accordance with the laws of the State of Delaware, without reference to the principles of conflict of laws thereof. In the event of a conflict between the terms of this Agreement and the terms of the Plan, the terms of the Plan shall govern. This Agreement contains the entire agreement between you and the Company with respect to the subject matter contained herein, and supersedes all prior agreements or prior understandings, whether oral or written, between such parties relating to such subject matter.

         12. SEVERABILITY. The invaliditiy or unenforceability of any provision of this Agreement in any jurisdiction shall not affect the validity, legality, or enforceability of the remainder of this Agreement in such jurisdiction or the validity, legality, or enforceability of any provision of this Agreement in any other jurisdiction, it being intended that all rights and obligations of the parties hereunder shall be enforceable to the fullest extent permitted by law.



                  IN WITNESS WHEREOF, the parties hereto have executed this Agreement in one or more counterparts, each of which shall be deemed to be the original, as of the date first set forth above.




TIG HOLDINGS, INC.                  Agreed to and accepted by:



By:___________________________      _________________________    _________
         Lon P. McClimon              Optionee Signature            Date

EXHIBIT 10.7


                               TIG HOLDINGS, INC.

                          1996 LONG-TERM INCENTIVE PLAN

        Stock Option Agreement dated as of ________________ ("Agreement")

                    With __________________________________

                    Residing at ___________________________


         1. GRANT OF STOCK OPTIONS. Pursuant to the terms and provisions of the TIG Holdings, Inc. 1996 Long-Term Incentive Plan, as amended from time to time (the "Plan"), all of which terms and provisions are made a part of and incorporated in this Agreement as if they were expressly set forth herein, you have been selected to receive the following Non-Qualified Stock Option grant (the "Stock Options") as an Award under Section 6 of the Plan. Terms of the Plan are set forth in the Plan document effective as of May 2, 1996, a copy of which has been provided to you with this Agreement and you hereby acknowledge receipt of the Plan document. Capitalized terms in this Agreement have the meanings set forth in the Plan unless defined herein.

This grant entitles you to purchase Common Stock of TIG Holdings, Inc. (the "Company") in accordance with the terms of the Plan and the following terms and conditions:

          Date of Grant .............................................
          Per Share Option Price.....................................

          Non-Qualified Stock Option Grant for ...................... Shares

         2. EXERCISABILITY OF STOCK OPTIONS. Except as provided in paragraph 3 of this Agreement, this Stock Option grant shall become exercisable in four (4) installments in respect of the aggregate number of shares of the Company's Common Stock underlying this Stock Option grant as follows, provided you are then employed by the Company or one of the Related Companies:

         xxxxx shares............................................on xxxxx
         xxxxx shares............................................on xxxxx
         xxxxx shares............................................on xxxxx
         xxxxx shares............................................on xxxxx

         3. TERMINATION OF EMPLOYMENT. If your employment with the Company and the Related Companies is terminated due to death, Disability, or Retirement, all then outstanding installments of this Stock Option grant shall become fully exercisable. Upon the occurrence of both (a) a Change in Control and (b) an Adverse Employment Action before the expiration of one year after the Change in Control, all then outstanding installments of this Stock Option grant shall become fully exercisable in accordance with the terms of Section 17 of the Plan. Except as otherwise provided herein, Stock Options that are unexercisable at the time of the termination of your employment with the Company and the Related Companies shall be immediately forfeited by you and canceled. All Stock Options covered by the Agreement shall remain outstanding until expiration or cancellation as provided in this Agreement or under the Plan.

EXHIBIT 10.7

         4. EXPIRATION OF STOCK OPTIONS. The Stock Options covered by this Agreement shall expire ten (10) years from the date of the grant, subject to earlier termination under Section 14 of the Plan and paragraph 3 of this Agreement. Pursuant to Section 14.1.1 of the Plan, all exercisable Stock Options covered by this Agreement shall remain exercisable for four (4) years following the termination of your employment with the Company and the Related Companies due to death, Retirement, or Disability, and for ninety (90) days following the termination of your employment with the Company and the Related Companies for any other reason, but in either case not beyond the original term of any such Stock Option.

         5. NO STOCKHOLDER RIGHTS. Prior to the exercise of the Stock Options, you shall not, by virtue of this Award, have any of the rights (including the voting rights) of an owner of a share of Common Stock. You agree and understand that nothing contained in this Agreement provides, or is intended to provide, you any protection against potential future dilution of the value of the shares of Common Stock that may be purchased under the Stock Options for any reason, except as stated in Section 16.2 of the Plan.

         6. NON-TRANSFERABILITY. The Stock Options shall not be sold, exchanged, assigned, transferred, or otherwise disposed of in any way at any time by you (or your beneficiary(ies)), other than by testamentary disposition by you or the laws of descent and distribution. The Stock Options issued under this Agreement and the Plan shall not be pledged, encumbered, or otherwise hypothecated in any way at any time by you (or your beneficiary(ies)) and shall not be subject to execution, attachment, or similar legal process. Any attempt to sell, transfer, pledge, encumber, hypothecate, or otherwise dispose of any of the Stock Options, contrary to the terms and provisions of this Agreement and/or the Plan shall be null and void and without legal force or effect.

         7. WITHHOLDING. The Company shall have the right to deduct from any shares otherwise due to you under this Agreement, including, without limitation, any shares due upon exercise of the Stock Options, any federal, state, local, or other taxes of any kind that the Company, in its sole discretion, deems necessary to be withheld to comply with the Internal Revenue Code of 1986, as amended (the "Code"), and/or any other applicable law, rule, or regulation. When you exercise the Stock Options, you shall, if requested by the Company, promptly pay to the Company in cash an amount equal to the required withholding taxes under applicable federal, state, or local laws or regulations. Furthermore, the Company shall have the right to deduct and withhold any such applicable taxes from, or in respect of, any shares purchased under the Stock Options. All taxes, if any, in respect of the grant or exercise of the Stock Options hereunder shall be solely your responsibility and shall be paid by you.

         8. OWNERSHIP MAINTENANCE STOCK OPTION. Subject to the limitations contained in Section 4.2 of the Plan and any other applicable limitation contained in any successor plan, a Non-Qualified Stock Option (an "Ownership Maintenance Stock Option") shall be granted to you in accordance with the policies and procedures of the Committee then in effect if upon exercise of the Stock Options covered by this Agreement, you (i) actually or constructively deliver to the Company, in full or partial payment of the exercise price of the Stock Options covered by this Agreement, shares of Common Stock that you have held for at least six (6) months or (ii) in addition to such delivery of shares to pay such exercise price, deliver shares of Common Stock to the Company or have the Company withhold shares of Common Stock deliverable to you, in full or partial payment of any required withholding tax liability associated with such exercise; provided, however, that the Committee may, in its sole discretion, disapprove of the delivery or withholding of shares to pay such taxes. The number of shares of Common Stock subject to the Ownership Maintenance Stock Option shall be equal to the number of shares of Common Stock so delivered and withheld, with an exercise price for each share of Common Stock equal to the Fair Market Value of a share of Common Stock on the date of grant of the Ownership Maintenance Stock Option, provided that the Committee may, in its sole discretion, refuse to authorize the grant of such Ownership Maintenance Stock Option if the Committee determines that such grant would result in any adverse accounting treatment to the Company. Notwithstanding the foregoing, an Ownership Maintenance Stock Option shall be granted only if (a) on the date it is exercised, the Stock Options covered by this Agreement are exercisable for more than six (6) months beyond the exercise date, (b) you have not received an Ownership Maintenance Stock Option within the three (3) month period immediately preceding the exercise of the Stock Options covered by this Agreement and (c) on the date the Stock Options are exercised, you are an active employee of the Company and/or a Related Company. The Ownership Maintenance Stock Option shall not be exercisable during the six (6) month period immediately following the date on which the Ownership Maintenance Stock Option is granted, but shall be fully exercisable thereafter until the Ownership Maintenance Stock Option expires. The Ownership Maintenance Stock Option shall expire on the expiration date of the Stock Options covered by this Agreement.

EXHIBIT 10.7

         9. COMPLIANCE WITH LAWS. The issuance of shares of Common Stock pursuant to this Agreement shall be subject to, and shall comply with, any applicable requirements of federal and state securities laws, rules, and regulations (including, without limitation, the provisions of the Securities Act of 1933, the Exchange Act and the respective rules and regulations promulgated thereunder) and any other law, rule, or regulation applicable thereto, as such laws, rules, and regulations may be amended from time to time. The Company shall not be obligated to issue any shares of Common Stock pursuant to this Agreement if such issuance would violate any such requirements.

         10. CANCELLATION AND RESCISSION OF AWARDS. NOTWITHSTANDING ANYTHING IN THIS AGREEMENT TO THE CONTRARY, ANY UNEXPIRED, UNPAID, OR DEFERRED AWARDS SHALL BE CANCELED (AND AN AWARD THAT HAS ALREADY BEEN EXERCISED, PAID, OR DELIVERED MAY BE RESCINDED) IN ACCORDANCE WITH THIS PARAGRAPH 10 IF YOU VIOLATE ANY OF THE APPLICABLE PROVISIONS OF THE PLAN AND THIS AGREEMENT, INCLUDING THE FOLLOWING:

                  (A) UNLESS THE COMPANY EXPRESSLY CONSENTS IN WRITING TO WAIVE THIS PROVISION, YOU SHALL NOT RENDER SERVICES FOR ANY ORGANIZATION OR ENGAGE DIRECTLY OR INDIRECTLY IN ANY BUSINESS WHICH, IN THE JUDGMENT OF THE COMMITTEE, IS OR BECOMES COMPETITIVE WITH THE COMPANY OR A RELATED COMPANY, OR WHICH ORGANIZATION OR BUSINESS, OR THE RENDERING OF SERVICES TO SUCH ORGANIZATION OR BUSINESS, IS OR BECOMES OTHERWISE PREJUDICIAL TO OR IN CONFLICT WITH THE INTERESTS OF THE COMPANY OR A RELATED COMPANY. IF YOUR EMPLOYMENT HAS TERMINATED, THE JUDGMENT OF THE COMMITTEE SHALL BE BASED ON YOUR POSITION AND RESPONSIBILITIES WHILE EMPLOYED BY THE COMPANY OR A RELATED COMPANY, YOUR POST-EMPLOYMENT RESPONSIBILITIES AND POSITION WITH THE OTHER ORGANIZATION OR BUSINESS, THE EXTENT OF PAST, CURRENT AND POTENTIAL COMPETITION OR CONFLICT BETWEEN THE COMPANY OR A RELATED COMPANY AND THE OTHER ORGANIZATION OR BUSINESS, THE EFFECT OF YOUR ASSUMPTION OF THE POST-EMPLOYMENT POSITION ON THE CUSTOMERS, SUPPLIERS, PRODUCERS, AND COMPETITORS OF THE COMPANY AND THE RELATED COMPANIES, THE GUIDELINES AND POLICIES ESTABLISHED BY THE COMPANY AND THE RELATED COMPANIES RELATING TO BUSINESS CONDUCT ETHICS, AND SUCH OTHER CONSIDERATIONS AS ARE DEEMED RELEVANT GIVEN THE APPLICABLE FACTS AND CIRCUMSTANCES.

                  (B) YOU SHALL NOT, WITHOUT PRIOR WRITTEN AUTHORIZATION FROM THE COMPANY, DISCLOSE TO ANYONE OUTSIDE THE COMPANY AND THE RELATED COMPANIES, OR USE IN OTHER THAN THE BUSINESS OF THE COMPANY AND THE RELATED COMPANIES, ANY CONFIDENTIAL INFORMATION OR MATERIAL, RELATING TO THE BUSINESS OF THE COMPANY AND THE RELATED COMPANIES, ACQUIRED BY YOU EITHER DURING OR AFTER EMPLOYMENT WITH THE COMPANY OR A RELATED COMPANY.

                  (C) UPON EXERCISE, PAYMENT, OR DELIVERY PURSUANT TO AN AWARD, YOU SHALL CERTIFY ON A FORM ACCEPTABLE TO THE COMPANY THAT YOU ARE IN COMPLIANCE WITH THE TERMS AND CONDITIONS OF THE PLAN AND THIS AGREEMENT. FAILURE TO COMPLY WITH ANY OF THE APPLICABLE PROVISIONS OF THE PLAN AND THIS AGREEMENT, INCLUDING WITHOUT LIMITATION THE NON-COMPETE AND CONFIDENTIALITY PROVISIONS OF SUBPARAGRAPHS (A) AND (B) ABOVE PRIOR TO, OR DURING THE SIX (6) MONTHS AFTER, ANY EXERCISE PAYMENT, OR DELIVERY (INCLUDING DELIVERY OF STOCK CERTIFICATES BY BOOK-ENTRY) PURSUANT TO AN AWARD, SHALL CAUSE SUCH EXERCISE, PAYMENT, OR DELIVERY TO BE RESCINDED. THE COMPANY SHALL NOTIFY YOU IN WRITING OF ANY SUCH RESCISSION WITHIN TWO (2) YEARS AFTER SUCH EXERCISE, PAYMENT, OR DELIVERY. WITHIN TEN (10) DAYS AFTER RECEIVING SUCH A NOTICE FROM THE COMPANY, YOU SHALL PAY TO THE COMPANY THE AMOUNT OF ANY GAIN REALIZED OR PAYMENT RECEIVED AS A RESULT OF THE RESCINDED EXERCISE, PAYMENT, OR DELIVERY PURSUANT TO AN AWARD. SUCH PAYMENT SHALL BE MADE EITHER IN CASH OR BY RETURNING TO THE COMPANY THE NUMBER OF SHARES OF COMMON STOCK THAT YOU RECEIVED IN CONNECTION WITH THE RESCINDED EXERCISE, PAYMENT, OR DELIVERY.

         11. NOTICES. Any notice hereunder shall be in writing and shall be delivered in person, or via facsimile transmission, overnight courier service, or certified mail, return receipt requested, postage prepaid, properly addressed to you or the Company, as the case may be, at the applicable address specified on the first page of this Agreement, or at such other address as you or the Company, as the case may be, may designate to the other party from time to time in a notice that satisfies the conditions of this paragraph 11.

EXHIBIT 10.7

         12. GOVERNING LAW; ENTIRE AGREEMENT. This Agreement shall be governed by and shall be construed in accordance with the laws of the State of Delaware, without reference to the principles of conflict of laws thereof. In the event of a conflict between the terms of this Agreement and the terms of the Plan, the terms of the Plan shall govern. This Agreement contains the entire agreement between you and the Company with respect to the subject matter contained herein, and supersedes all prior agreements or prior understandings, whether oral or written, between such parties relating to such subject matter.

         13. SEVERABILITY. The invalidity or unenforceability of any provision of this Agreement in any jurisdiction shall not affect the validity, legality, or enforceability of the remainder of this Agreement in such jurisdiction or the validity, legality, or enforceability of any provision of this Agreement in any other jurisdiction, it being intended that all rights and obligations of the parties hereunder shall be enforceable to the fullest extent permitted by law.

         IN WITNESS WHEREOF, the parties hereto have executed this Agreement in one or more counterparts, each of which shall be deemed to be the original, as of the date first set forth above.

TIG HOLDINGS, INC.              Agreed to and accepted by:



By:________________________     __________________________     __________
      Lon P. McClimon               Optionee Signature            Date

                               TIG HOLDINGS, INC.
                        COMPUTATION OF EARNINGS PER SHARE
                                   (unaudited)

EXHIBIT 11

                                                                          Three Months        Six Months
                                                                         Ended June 30,      Ended June 30,
                                                                       -------------------------------------
(In millions, except per share data)                                     1996      1995      1996     1995
- - ------------------------------------------------------------------------------------------------------------
PRIMARY:
Weighted average shares outstanding                                      56.9      61.3      58.0     61.6
Net effect of dilutive stock options - based on the treasury stock
    method using average market price (A)                                 2.9       0.6       2.9        -
- - ------------------------------------------------------------------------------------------------------------
Total primary common shares                                              59.8      61.9      60.9     61.6
- - ------------------------------------------------------------------------------------------------------------
Net income                                                              $33.5     $33.1      $2.7    $50.6
Less preferred stock dividend requirements                               (0.5)     (0.5)     (1.0)    (1.0)
- - ------------------------------------------------------------------------------------------------------------
Net income available to common stock                                    $33.0     $32.6      $1.7    $49.6
- - ------------------------------------------------------------------------------------------------------------
Net income per common share                                             $0.55     $0.53     $0.03    $0.81
- - ------------------------------------------------------------------------------------------------------------

FULLY DILUTIVE:
Weighted average shares outstanding                                      56.9      61.3      58.0     61.6
Net effect of dilutive stock options - based on the treasury stock
    method using higher of average or end of period market price          2.9       0.6       2.9      0.5
- - ------------------------------------------------------------------------------------------------------------
Total fully dilutive common shares                                       59.8      61.9      60.9     62.1
- - ------------------------------------------------------------------------------------------------------------
Net income                                                              $33.5     $33.1      $2.7    $50.6
Less preferred stock dividend requirements                               (0.5)     (0.5)     (1.0)    (1.0)
- - ------------------------------------------------------------------------------------------------------------
Net income available to common stock                                    $33.0     $32.6      $1.7    $49.6
- - ------------------------------------------------------------------------------------------------------------
Net income per common share                                             $0.55     $0.53     $0.03    $0.80
- - ------------------------------------------------------------------------------------------------------------