Form 10-Q
period 1996-09-30
TIG HOLDINGS INC
filed 1996-11-13
CIK 897430

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                                  ---------------

                                    FORM 10-Q

                 (X) Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                For the Quarterly Period Ended September 30, 1996

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

                                    Yes  X   No
                                       -----   -----

         Number of shares of Common Stock, $0.01 par value per share, outstanding as of close of business on September 30, 1996: 55,479,375 excluding 9,083,300 treasury shares.

                               TIG HOLDINGS, INC.
                               INDEX TO FORM 10-Q


PART I.   FINANCIAL INFORMATION                                            PAGE
Item 1.   Financial Statements

          Condensed consolidated balance sheets as of September 30, 1996
          (unaudited) and December 31, 1995 ...............................   1

          Condensed consolidated statements of income for the three
          and nine months ended September 30, 1996 (unaudited) and
          September 30, 1995 (unaudited) ..................................   2

          Condensed consolidated statement of changes in shareholders'
          equity for the nine months ended September 30, 1996 (unaudited) .   3

          Condensed consolidated statements of cash flows for the
          nine months ended September 30, 1996 (unaudited) and
          September 30, 1995 (unaudited) ..................................   4

          Notes to condensed consolidated financial statements (unaudited)    5

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations .......................................   7

      2.1 Consolidated Results ............................................   8
      2.2 Reinsurance .....................................................  10
      2.3 Retail ..........................................................  11
      2.4 Commercial Specialty ............................................  13
      2.5 Other Lines .....................................................  15
      2.6 Investments .....................................................  16
      2.7 Reserves ........................................................  19
      2.8 Liquidity and Capital Resources .................................  20
      2.9 Glossary ........................................................  22


PART II. OTHER INFORMATION

Item 1.   Legal Proceedings ...............................................  24

Item 6.   Exhibits and Reports on Form 8-K ................................  25
          Exhibit 11 - Computation of Earnings Per Share (unaudited) ......  26

SIGNATURES ................................................................  27

                                             TIG HOLDINGS, INC.
                                  CONDENSED CONSOLIDATED BALANCE SHEETS



                                                                                September 30,   December 31,
(In millions, except share data)                                                     1996           1995
===============================================================================================================
ASSETs                                                                           (Unaudited)
    Investments:
         Fixed maturities at market (cost: $4,154 in 1996 and $4,233 in 1995)       $4,171          $4,402
         Short-term and other investments, at cost which approximates market           103             148
---------------------------------------------------------------------------------------------------------------
             Total investments                                                       4,274           4,550
    Cash                                                                                12               4
    Accrued investment income                                                           62              56
    Premium receivable (net of allowance of: $5 in 1996 and $3 in 1995)                427             409
    Reinsurance recoverable ( net allowance of $9 in 1996 and 1995)                  1,276           1,221
    Deferred policy acquisition costs                                                  152             144
    Prepaid reinsurance premium                                                         99             111
    Income taxes                                                                       136              60
    Other assets                                                                       108             128
---------------------------------------------------------------------------------------------------------------
             Total assets                                                           $6,546          $6,683
===============================================================================================================
LIABILITIES
    Reserves for:
         Losses                                                                     $3,257          $3,288
         Loss adjustment expenses                                                      567             598
         Unearned premium                                                              722             712
---------------------------------------------------------------------------------------------------------------
             Total reserves                                                          4,546           4,598
    Funds withheld under reinsurance agreements                                        226             151
    Notes payable                                                                      123             120
    Other liabilities                                                                  461             413
---------------------------------------------------------------------------------------------------------------
             Total liabilities                                                       5,356           5,282
---------------------------------------------------------------------------------------------------------------
MANDATORY REDEEMABLE PREFERRED STOCK                                                    25              25
---------------------------------------------------------------------------------------------------------------
SHAREHOLDERS' EQUITY
    Common stock - par value $0.01 per share
             (authorized: 180,000,000 shares;  issued and outstanding:
              64,562,675 shares in 1996 and 64,125,050 shares in 1995)               1,196           1,186

    Class A convertible common stock - par value $0.01 per share
             (authorized:  1,000,000 shares; issued and outstanding;
              -0- shares in 1996 and 35,793 shares in 1995)                              -               1

    Retained earnings                                                                  198             168
    Net unrealized gain on marketable securities, net of taxes                          11             110
    Net unrealized loss on foreign currency, net of taxes                               (1)             (1)
---------------------------------------------------------------------------------------------------------------
                                                                                     1,404           1,464
    Treasury stock (9,083,300 shares in 1996 and  4,041,100 shares in 1995)           (239)            (88)
---------------------------------------------------------------------------------------------------------------
             Total shareholders' equity                                              1,165           1,376
---------------------------------------------------------------------------------------------------------------
             Total liabilities and shareholders' equity                             $6,546          $6,683
===============================================================================================================

See Notes to Condensed Consolidated Financial Statements.

                                           TIG HOLDINGS, INC.
                              CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                              (unaudited)


                                                               Three Months             Nine Months
                                                            ended September 30,      ended September 30,
                                                         -----------------------    ----------------------
(In millions, except share data)                            1996        1995           1996       1995
==========================================================================================================
REVENUES
    Net premium earned                                      $387       $397         $1,162      $1,224
    Net investment income                                     74         69            216         201
    Net  realized investment loss                             (1)         -             (6)        (12)
----------------------------------------------------------------------------------------------------------
             Total revenues                                  460        466          1,372       1,413
----------------------------------------------------------------------------------------------------------
LOSSES AND EXPENSES
    Net losses and loss adjustment expenses incurred         283        288            870         894
    Commissions and premium related expenses                  88         90            265         265
    Other operating expenses                                  32         37            107         130
    Dividends to policyholders                                 1          3              4           9
    Interest expense                                           3          2              7           4
    Restructuring charges                                      -          -            100           -
----------------------------------------------------------------------------------------------------------
             Total  losses and expenses                      407        420          1,353       1,302
----------------------------------------------------------------------------------------------------------

Income before income tax benefit (expense)                    53         46             19         111
Income tax benefit (expense)                                 (16)       (12)            21         (26)
----------------------------------------------------------------------------------------------------------

NET INCOME                                                   $37        $34            $40         $85
==========================================================================================================

NET INCOME PER COMMON SHARE                                $0.64      $0.54          $0.65       $1.35
==========================================================================================================

DIVIDEND PER COMMON SHARE                                  $0.05      $0.05          $0.15       $0.15
==========================================================================================================

See Notes to Condensed Consolidated Financial Statements.

                                             TIG HOLDINGS, INC.
                                    CONDENSED CONSOLIDATED STATEMENT OF
                                      CHANGES IN SHAREHOLDERS' EQUITY

                                                 (unaudited)


                                                                                Foreign                Total
                                               Class A             Unrealized   Currency             Share-
                                    Common      Common   Retained  Investment  Translation Treasury  holders'
(In millions)                         Stock     Stock    Earnings     Gain     Adjustment   Stock     Equity
===============================================================================================================

Balance at December 31, 1995         $1,186       $1       $168        $110      $(1)        $(88)   $1,376
Net income                                                   40                                          40
Common stock dividends                                       (9)                                         (9)
Preferred stock dividends                                    (1)                                         (1)
Common stock issued                       7                                                               7
Conversion of Class A common              1       (1)                                                     -
Amortization of unearned
     compensation                         2                                                               2
Treasury stock                                                                               (151)     (151)
Change in net unrealized
     gain on fixed maturity
     investments                                                       (99)                            (99)
---------------------------------------------------------------------------------------------------------------

Balance at September 30, 1996        $1,196        -       $198         $11      $(1)       $(239)   $1,165
===============================================================================================================

See Notes to Condensed Consolidated Financial Statements.




                                         TIG HOLDINGS, INC.
                          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            (unaudited)

                                                                                Nine Months Ended
                                                                                  September 30,
                                                                            -------------------------
(In millions)                                                                  1996         1995
-----------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
    Net income                                                                   $40         $85
    Adjustments to reconcile net income to cash provided by
              operating activities:
          Changes in:
               Loss reserves                                                     (31)        161
               Loss adjustment expenses reserves                                 (31)        (12)
               Unearned premium reserves                                          10          73
               Reinsurance recoverable                                           (55)       (126)
               Prepaid reinsurance premium                                        12         (61)
               Premium receivable                                                (18)        (67)
               Deferred policy acquisition costs                                  (8)        (12)
               Funds withheld under reinsurance agreements                        75          40
               Other assets and other liabilities                                 68         (20)
               Accrued investment income                                          (6)          1
               Income taxes                                                      (23)         25
          Investment loss                                                          6          12
          Other                                                                    -          (2)
-----------------------------------------------------------------------------------------------------
             Net cash provided by operating activities                            39          97
-----------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
          Purchases of fixed maturity investments                             (1,448)     (1,183)
          Sales of fixed maturity investments                                  1,318         881
          Maturities and calls of fixed maturity investments                     207         193
          Net decrease in short-term and other investments                        47           -
          Other                                                                   (4)        (32)
-----------------------------------------------------------------------------------------------------
             Net cash provided by (used in) investing activities                 120        (141)
-----------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
          Common stock issued                                                      7           1
          Acquisition of treasury stock                                         (151)        (50)
          Common stock dividends                                                  (9)         (9)
          Preferred stock dividends                                               (1)         (2)
          Proceeds from  notes payable                                             3          98
-----------------------------------------------------------------------------------------------------
             Net cash provided by (used in) financing activities                (151)         38
-----------------------------------------------------------------------------------------------------
          Increase (decrease) in cash                                              8          (6)
          Cash at beginning of period                                              4           9
-----------------------------------------------------------------------------------------------------
             Cash at end of period                                               $12          $3
=====================================================================================================

See Notes to Condensed Consolidated Financial Statements.

                               TIG HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  For the Nine Months Ended September 30, 1996
                                   (unaudited)
================================================================================
NOTE A.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------------------

BASIS OF PRESENTATION. TIG Holdings, Inc. ("TIG Holdings") is primarily engaged in the business of property/casualty insurance and reinsurance through its 16 subsidiaries (collectively "TIG" or "the Company"). The accompanying unaudited condensed consolidated financial statements include the accounts of TIG Holdings and its subsidiaries and have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Financial statements prepared in accordance with GAAP require the use of management estimates. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation have been included. Certain reclassifications of prior year amounts have been made to conform with the 1996 presentation.

Operating results for the nine months ended September 30, 1996 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in TIG's annual report on Form 10-K for the year ended December 31, 1995.

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

INCOME TAXES. Tax-exempt investment income is reported in the accounting period in which such tax-exempt income is recorded in the financial statements. Deferred income taxes at September 30, 1996 and December 31, 1995 included a deferred liability of $6 million and $59 million, respectively, related to net unrealized investment gains.

LOSS AND LOSS ADJUSTMENT EXPENSE RESERVES. The liability for unpaid losses and loss adjustment expense ("LAE") is based on an evaluation of reported losses and on estimates of incurred but unreported losses. The reserve liabilities are determined using adjusters' individual case estimates and statistical projections. The liability is reported net of estimated salvage and subrogation recoverable. Adjustments to the liability resulting from subsequent developments or revisions to the estimate are reflected in results of operations in the period in which such adjustments become known. While there can be no assurance that the reserves at any given date are adequate to meet TIG's obligations, the amounts reported on the balance sheet are management's best estimate of that amount.

TREASURY STOCK. The Board of Directors has authorized the repurchase of up to
11.25 million shares of TIG Holdings common stock. As of September 30, 1996, the Company has repurchased 9.1 million shares for an aggregated cost of $239 million. The Company uses the cost method to record the repurchase of treasury shares.

                               TIG HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  For the Nine Months Ended September 30, 1996
                                   (unaudited)
================================================================================
NOTE B.  RESTRUCTURING CHARGES
--------------------------------------------------------------------------------

In February 1996, TIG announced the reorganization of its commercial operations and plans to exit certain lines of business that failed to meet profitability standards. As a result of this reorganization, TIG took the following actions:
1) combined its Specialty Commercial and Workers' Compensation divisions to form a new division called Commercial Specialty, 2) identified field offices for consolidation and closure, 3) identified lines of business for non-renewal or cancellation for which 1995 net premium written was approximately $190 million or 12% of consolidated 1995 net premium written, 4) formed a run-off division (called "Other Lines") to administer contractually required policy renewals for run-off lines of business, and 5) notified approximately 600 employees that their positions would be eliminated. At September 30, 1996, the consolidation/closure of field offices was approximately 60% completed; net written premium for Other Lines had declined by 68% for the three months ended September 30, 1996 as compared to the three months ended September 30, 1995; and approximately 600 employees' responsibilities had been outsourced to third party service providers or their employment had been otherwise terminated. At September 30, 1996, TIG had approximately 1,350 employees as compared to approximately 2,000 employees at December 31, 1995. Management estimates that most Other Lines policies will be by late 1997.

TIG recorded a $100 million accrual in first quarter 1996 for estimated restructuring charges comprised of severance of $17 million; contractual policy obligations of $37 million; office lease termination of $18 million; furniture, equipment and capitalized software write-downs of $12 million; and a reserve for litigation and credit issues related to terminated producers of $16 million. The remaining reserve at September 30, 1996 is $60 million. Charges against the restructure accrual of $40.3 million have been recorded during the first nine months of 1996 and are comprised of $8.3 million in severance, $15.9 million in contractual policy obligations, $12.6 million in lease termination costs and $3.5 million in asset write-downs.

The components of the underwriting loss from the Other Lines division, which includes all run-off operations, are as follows:

                                                          Three Months              Nine Months
                                                      ended September 30,        ended September 30,
                                                   -----------------------     ----------------------
(In millions)                                        1996        1995             1996        1995
=======================================================================================================
Net premium written                                   $26         $81             $126         $237
-------------------------------------------------------------------------------------------------------
Premium earned                                        $44         $87             $178         $296
Losses and LAE incurred (See Note C)                   36          65              167          221
Underwriting expenses                                   8          29               44          109
-------------------------------------------------------------------------------------------------------
         Underwriting loss                            $ -         $(7)            $(33)        $(34)
=======================================================================================================

================================================================================
NOTE C.  LOSS RESERVES
--------------------------------------------------------------------------------

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

                               TIG HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  For the Nine Months Ended September 30, 1996
                                   (unaudited)
================================================================================
NOTE D.  INCOME TAXES
--------------------------------------------------------------------------------

In March 1996, TIG entered into settlement agreements with the IRS on several outstanding audit assessments, which resulted in a redetermination of certain tax liabilities related to prior tax years. As a result of the redetermination, a $20 million deferred tax benefit was recognized in first quarter 1996. Accordingly, the effective tax rate for the nine months ended September 30, 1996 will not necessarily approximate the estimated effective tax rate for the full year.

================================================================================
NOTE E.  CONTINGENCIES
--------------------------------------------------------------------------------

TIG's insurance subsidiaries are routinely engaged in litigation in the normal course of their business. As a liability insurer, the Company defends third-party claims brought against its insureds. As an insurer, the Company defends against coverage claims.

On January 11, 1994, a Los Angeles County Superior Court jury returned a verdict of $28 million for punitive damages against TIG Insurance Company ("TIC") in Talbot Partners v. Cates Construction, Inc. and TIC (the "Talbot Case"). The award arose out of TIC's handling of a surety bond claim on a construction project. Management is vigorously pursuing its rights to appeal the judgment. TIC is presently litigating with the carriers of its error and omissions insurance policies as to coverage for punitive damages under the agreed upon language of the policies. On June 27, 1996, a Los Angeles County Superior Court entered a verdict against TIC in Reliance Insurance Company of Illinois ("Reliance") v. TIC. The court ruled in this declaratory relief action that Reliance, which is one of the carriers which insures TIC, was not obligated to TIC under its errors and omissions insurance policies for punitive damages under California law. TIC filed a notice of appeal with respect to this judgment. TIC and the carrier have entered in a settlement agreement, effective on the occurance of general conditions. Management believes, however, that the ultimate liability, if any, arising from the Talbot Case will not materially impact consolidated operating results.

================================================================================
ITEM 2.  MANGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

TIG Holdings, Inc. ("TIG Holdings") and its subsidiaries (collectively "TIG" or the "Company") offer property/casualty insurance and reinsurance throughout the United States through three major operating divisions: Reinsurance, Retail, and Commercial Specialty. Products that have been de-emphasized or placed into run-off are included in the Other Lines division. The following analysis provides an assessment of TIG's financial results for the three and nine months ended September 30, 1996 as compared to the three and nine months ended September 30, 1995 and material changes in financial position from December 31, 1995 to September 30, 1996. This discussion updates the "Management's Discussion and Analysis" in the 1995 Annual Report to Shareholders and should be read in conjunction therewith. TIG Holdings would like to caution readers regarding certain forward-looking statements in the following discussion and elsewhere in this Form 10-Q. While TIG Holdings believes in the veracity of all statements made herein, forward-looking statements are necessarily based upon a number of estimates and assumptions that, while considered reasonable by TIG Holdings, are inherently subject to significant business, economic and competitive uncertainties and contingencies, including without limitation changes in interest rates, increased competition (particularly price competition which would reduce margins), increases in catastrophes, regulatory changes, adverse loss development for prior years, the adequacy of TIG's loss reserves as well as general market conditions. Many of these uncertainties and contingencies can affect TIG Holdings' actual results and could cause its actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, TIG Holdings. TIG disclaims any obligation to update forward looking statements.

                               TIG HOLDINGS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

================================================================================
2.1 CONSOLIDATED RESULTS
--------------------------------------------------------------------------------

Results of operations for the three and nine months ended September 30, 1996 and 1995 are presented below. Certain reclassifications of prior period amounts have been made to conform with the current period presentation. Key industry terms are defined at Item 2.9 - Glossary and are italicized the first time used in the following discussion.

                                                                     Three Months          Nine Months
                                                                 ended September 30,   ended September 30,
                                                                 -------------------   -------------------
(In millions)                                                      1996      1995         1996     1995
==========================================================================================================
Gross premium written                                              $496      $535       $1,472   $1,578
----------------------------------------------------------------------------------------------------------
Net premium written                                                $396      $416       $1,183   $1,236
----------------------------------------------------------------------------------------------------------
Net premium earned                                                 $387      $397       $1,162   $1,223
Less:  Net loss and LAE incurred                                    282       288          870      893
       Commission expense                                            77        76          226      218
       Premium related expense                                       11        14           39       47
       Other underwriting expense                                    22        28           79      104
       Policyholder dividends incurred                                2         3            4        9
----------------------------------------------------------------------------------------------------------
Underwriting loss                                                    (7)      (12)         (56)     (48)
Net investment income                                                74        69          216      201
Net realized investment loss                                         (1)        -           (6)     (12)
Corporate expenses                                                  (10)       (9)         (28)     (26)
Interest expense                                                     (3)       (2)          (7)      (4)
Restructuring charges                                                 -         -         (100)       -
----------------------------------------------------------------------------------------------------------
Income before tax benefit (expense)                                  53        46           19      111
Income tax benefit (expense)                                        (16)      (12)          21      (26)
----------------------------------------------------------------------------------------------------------
Net income                                                          $37       $34          $40      $85
==========================================================================================================
Income excluding investment losses and restructuring charges        $38       $34         $109      $92
==========================================================================================================

OVERVIEW. Net income for third quarter 1996 of $37 million increased by 8.8% over 1995 as improved underwriting results and net investment income more than offset increases in non-underwriting expenses and the effective tax rate. The decline in underwriting loss for third quarter 1996 as compared to 1995 is principally attributable to a $7 million decline in underwriting loss for Other Lines (See Item 2.5). The increase in net investment income and increase in effective tax rate are due to a change in portfolio mix away from tax-exempt municipal securities toward higher yield corporate securities (See Item 2.6).

Income excluding restructuring charges and investment losses increased by 18.5% to $109 million for the first nine months of 1996 due to improved underwriting results in Other Lines (after exclusion of reserve strengthening) and rising investment yields. In first quarter 1996, reserve strengthening of $31 million recorded for certain Other Lines programs was offset by a $20 million deferred tax benefit. Net income for the first nine months of 1996 was $40 million, reflecting pre-tax restructuring charges of $100 million recorded in first quarter 1996 in connection with the reorganization of commercial operations and the decision to exit certain underperforming programs. For additional information regarding first quarter 1996 restructuring charges, reserve strengthening and income tax benefit, see Notes B, C and D to the Condensed Consolidated Financial Statements.

                               TIG HOLDINGS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table shows net premium written by division and the percentage of consolidated net premium written by division:

                                   Three Months                         Nine Months
                               ended September 30,                   ended September 30,
                           ---------------------------           ----------------------------
                             1996              1995                  1996              1995
                           ----------------------------------------------------------------------------
                             NPW       %       NPW       %           NPW       %       NPW       %
=======================================================================================================
Reinsurance                  $139      35.1    $128       30.8       $421     35.6     $388      31.4
Retail                         94      23.7      91       21.9        278     23.5      270      21.9
Commercial Specialty          137      34.6     116       27.9        358     30.3      341      27.6
-------------------------------------------------------------------------------------------------------
Total Ongoing Lines           370      93.4     335       80.6      1,057     89.4      999      80.9
Other Lines                    26       6.6      81       19.4        126     10.6      237      19.1
-------------------------------------------------------------------------------------------------------
         Total               $396     100.0    $416      100.0     $1,183    100.0   $1,236     100.0
=======================================================================================================


Consolidated net premium written declined by $20 million or 4.8% in third quarter 1996 compared to 1995 primarily due to a $55 million decline in Other Lines premium. Historically unprofitable Other Lines business is being non-renewed at a slightly faster rate than planned by management. Ongoing lines net premium written for the quarter increased by $35 million, or 10.4%, compared to 1995. Reinsurance third quarter net premium written increased by 8.6% compared to 1995 due to growth in auto liability programs, while Commercial Specialty net premium written increased by 18.1% due to expansion of commercial auto and excess programs. Retail net premium written increased by $3 million or 3.3% in third quarter 1996 compared to 1995.

The following table represents the components of TIG's consolidated statutory combined ratio:

                                                  Three Months                 Nine Months
                                               ended September 30,        ended September 30,
                                              ----------------------     ----------------------
STATUTORY RATIOS:                                1996        1995           1996        1995
=================================================================================================
Loss and LAE                                      73.0         72.4           74.8       73.5
-------------------------------------------------------------------------------------------------
Commission expense                                19.9         19.5           19.8       18.5
Premium related expense                            3.0          3.4            3.2        3.9
Other underwriting expense                         6.3          7.2            6.8        8.5
-------------------------------------------------------------------------------------------------
         Total underwriting expense               29.2         30.1           29.8       30.9
Policyholder dividends                             0.8          1.3            1.0        1.6
-------------------------------------------------------------------------------------------------
         Combined ratio                          103.0        103.8          105.6      106.0
=================================================================================================

UNDERWRITING RESULTS. The consolidated combined ratio showed modest improvement for both third quarter and year-to-date 1996 as compared to 1995. The underwriting expense ratio has decreased due to the run-off of high expense Other Lines business while the decrease in the policyholder dividend ratio is attributable to an increase in non-participating workers' compensation policies. The loss and LAE ratio increased for third quarter 1996 due to catastrophe and short-tail loss activity while the year-to-date loss and LAE ratio includes 2.7 percentage points for reserve strengthening for Other Lines recorded in first quarter 1996. The commission expense ratio has increased in 1996 due to an increase in program business which generally carries a higher commission rate but requires less operating expense.

                               TIG HOLDINGS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

================================================================================
2.2 REINSURANCE
--------------------------------------------------------------------------------

TIG's reinsurance operations are conducted through TIG Reinsurance Company ("TIG Re") which is based in Stamford, Connecticut. TIG Re's strategy generally is to focus on excess of loss casualty coverages written on a treaty basis, generally taking large treaty participations. By assuming a significant participation in each treaty, TIG Re exercises substantial control over the terms and structure of each treaty. TIG Re typically seeks to write treaties attaching within working layers, where losses are more predictable and a higher premium is available. Underwriting results for TIG Re are presented below:


                                           Three Months ended          Nine Months ended
                                              September 30,              September 30,
                                         ----------------------     ----------------------
(In millions)                               1996       1995            1996       1995
==========================================================================================
Gross premium written                       $151       $147            $446       $448
------------------------------------------------------------------------------------------
Net premium written                         $139       $128            $421       $388
------------------------------------------------------------------------------------------
Net premium earned                          $136       $118            $401       $362
Less:  Net loss and LAE incurred              98         87             289        270
       Commission expense                     34         29             100         86
       Other underwriting expense              6          6              18         17
------------------------------------------------------------------------------------------
             Underwriting loss               $(2)       $(4)            $(6)      $(11)
==========================================================================================

PREMIUM. TIG Re focuses on long-term relationships with clients who meet its underwriting standards and share its partnership perspective. While overall market conditions continue to be very weak, TIG Re continues to see profitable opportunities and has maintained a growth rate comparable to that of other top tier reinsurance companies that TIG Re considers to be its peers. Gross premium written decreased by 0.5% and net premium written increased by 8.5% for the first nine months of 1996 compared to the prior year. The decline in gross premium written is due to a change in structure of one program from assuming business on a gross basis to a net basis. This program restructuring has caused the ratio of net written to gross written premium to increase 5 percentage points to 92.1% in third quarter 1996 as compared to the third quarter of 1995. Approximately 84% of business eligible for renewal in the first nine months of 1996 and 1995 was retained. Gross premium produced through TIG Re's London office was $21.5 million for the first nine months of 1996, as compared to $16.4 million for the same period in 1995. The following table summarizes TIG Re's net premium written by statutory line of business:

                             Three Months ended September 30        Nine Months ended September 30,
                          ------------------------------------   --------------------------------------
                                 1996               1995                  1996              1995
                          -----------------------------------------------------------------------------
(In millions)               NPW        %       NPW       %           NPW       %       NPW       %
=======================================================================================================
Property                     $25       18.0     $26      20.3        $86      20.4     $72      18.6
Medical Malpractice           17       12.2      14      10.9         66      15.7      50      12.9
Automobile Liability          27       19.4      12       9.4         66      15.7      32       8.2
Errors & Omissions            22       15.8      33      25.8         73      17.3      93      24.0
General Liability             24       17.3      23      18.0         66      15.7      70      18.0
Other                         24       17.3      20      15.6         64      15.2      71      18.3
-------------------------------------------------------------------------------------------------------
         Total              $139      100.0    $128     100.0       $421     100.0    $388     100.0
=======================================================================================================

                               TIG HOLDINGS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

================================================================================

UNDERWRITING RESULTS. The improvement in TIG Re's underwriting results in 1996 over 1995 is consistent with management's expectations and reflects management's selection of clients and programs meeting strict criteria for adequate returns. The statutory combined ratio for the nine month period of 1996 improved by approximately one and one half points from the same period of 1995, primarily as a result of lower loss and LAE ratio offset by a slight increase in the underwriting expense ratio. There has been some upward change in commission and brokerage rates on business renewed in 1996, but most casualty accounts have been renewed at expiring terms. The following table presents the components of TIG Re's statutory combined ratio:

                                                Three Months ended             Nine Months ended
                                                   September 30,                  September 30,
                                              ----------------------         ----------------------
STATUTORY RATIOS:                                1996         1995              1996         1995
------------------------------------------------------------------------------------------------------
Loss and LAE                                      72.5        73.7               72.0        74.6
------------------------------------------------------------------------------------------------------
Commission expense                                25.0        25.6               25.3        24.4
Premium related expense                            0.4         0.2                0.3         0.1
Other underwriting expense                         4.1         4.2                4.2         4.2
------------------------------------------------------------------------------------------------------
         Total underwriting expense               29.5        30.0               29.8        28.7
------------------------------------------------------------------------------------------------------
             Combined ratio                      102.0       103.7              101.8       103.3
======================================================================================================

================================================================================
2.3 RETAIL
--------------------------------------------------------------------------------

The Retail division, based in Battle Creek, Michigan, principally provides single-risk, independent agency produced property and liability coverage to targeted individuals and small business. Coverages include automobile policies which cover liabilities to third parties for bodily injury and property damage and which cover physical damage to the insured's own vehicle resulting from collision or various other causes of loss. Homeowners/commercial property policies protect against loss of dwellings/buildings and contents arising from a variety of perils, as well as liability arising from ownership or occupancy. The following table presents underwriting results for Retail:

                                                     Three Months ended              Nine Months ended
                                                        September 30,                   September 30,
                                                   ----------------------          ----------------------
(In millions)                                         1996         1995              1996         1995
===========================================================================================================
Gross premium written                                 $105          $103              $313         $304
-----------------------------------------------------------------------------------------------------------
Net premium written                                    $94           $91              $278         $270
-----------------------------------------------------------------------------------------------------------
Net premium earned                                     $91           $86              $271         $248
Less:  Net loss and LAE incurred                        67            61               193          177
       Commission expense                               15            15                45           42
       Premium related expense                           3             6                12           13
       Other underwriting expense                        7             6                23           20
-----------------------------------------------------------------------------------------------------------
             Underwriting loss                        $ (1)          $(2)              $(2)         $(4)
===========================================================================================================

                               TIG HOLDINGS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

================================================================================

PREMIUM. Gross and net premium written increased by approximately 3.0% for the first nine months of 1996 compared to 1995. Automobile and non-standard automobile premium increased by 21.1% as a result of expansion in target markets (Michigan, California, Connecticut and Hawaii for automobile; California and Texas for non-standard automobile). This was offset by a decrease in premiums for property lines, which is in accordance with management plans to decrease exposure in catastrophe prone areas (primarily California, New York and Florida). The following table summarizes Retail net premium written by major product:

                            Three Months ended September 30,         Nine Months ended September 30,
                          ------------------------------------   --------------------------------------
                                   1996             1995                  1996              1995
                          -----------------------------------------------------------------------------
(In millions)                 NPW       %       NPW       %          NPW       %       NPW       %
=======================================================================================================
Automobile                    $49       52.1     $44      48.4      $142       51.1    $131      48.5
Property                       19       20.2      28      30.8        56       20.1      82      30.4
Non-standard automobile        10       10.6       3       3.3        30       10.8      11       4.1
Upscale property                7        7.5       7       7.7        19        6.8      19       7.0
All other                       9        9.6       9       9.8        31       11.2      27      10.0
-------------------------------------------------------------------------------------------------------
         Total                $94      100.0     $91     100.0      $278      100.0    $270     100.0
=======================================================================================================

UNDERWRITING RESULTS. Retail's underwriting loss has improved slightly in 1996 while the statutory combined ratio has shown mild deterioration due to the mechanics of the statutory expense ratio calculation when the difference between written and earned premium changes as it did from 1995 to 1996. The loss and LAE ratio excluding catastrophes increased in 1996 as compared to 1995 due to increased frequency and severity of short-tail losses for standard and non-standard automobile. Catastrophe activity for the quarter arose principally from August storms in Arizona. Other underwriting expenses increased for third quarter and year-to-date 1996 as compared to 1995 due to start up costs incurred for the Small Business and Alternative Distribution programs. The following table presents the components of Retail's statutory combined ratios:

                                                   Three Months ended              Nine Months ended
                                                      September 30,                  September 30,
                                                 ----------------------         ----------------------
STATUTORY RATIOS                                    1996         1995              1996         1995
=========================================================================================================
Loss and LAE                                        73.1         70.6              71.1          71.2
---------------------------------------------------------------------------------------------------------
Commission expense                                  16.1         16.9              16.6          16.8
Premium related expense                              4.1          5.5               4.5           4.8
Other underwriting expense                           8.5          7.3               8.7           7.7
---------------------------------------------------------------------------------------------------------
Total underwriting expense                          28.7         29.7              29.8          29.3
---------------------------------------------------------------------------------------------------------
Combined ratio                                     101.8        100.3             100.9         100.5
---------------------------------------------------------------------------------------------------------
Loss and LAE ratio excluding catastrophes           70.4         67.1              68.3          66.6
=========================================================================================================

                               TIG HOLDINGS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
================================================================================
2.4 COMMERCIAL SPECIALTY
--------------------------------------------------------------------------------

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

                                                 Three Months ended            Nine Months ended
                                                    September 30,                September 30,
                                               ----------------------       ----------------------
(In millions)                                     1996        1995             1996        1995
====================================================================================================
Gross premium written                             $185         $159            $473        $443
----------------------------------------------------------------------------------------------------
Net premium written                               $137         $116            $358        $341
----------------------------------------------------------------------------------------------------
Net premium earned                                $116         $106            $312        $317
Less:  Net loss and LAE incurred                    81           75             221         225
       Commission expense                           23           21              60          53
       Premium related expense                       4            4              14          16
       Other underwriting expense                   10            3              28          14
       Policyholders dividends                       2            2               4           8
----------------------------------------------------------------------------------------------------
             Underwriting gain (loss)             $ (4)      $    1         $   (15)     $    1
====================================================================================================

PREMIUM. Net premium written increased by 18.1% and 5.0% for third quarter and year-to-date 1996, respectively, as compared to 1995 due principally to new program business in Commercial Auto and growth in Excess Casualty and Excess and Surplus lines. In October 1996, the Company announced plans to enter into a quota share reinsurance arrangement with another insurer with respect to certain Excess and Surplus lines of business in conjunction with such insurer's hiring of certain TIG underwriting personnel. TIG will continue to underwrite Excess and Surplus lines business through its Commercial Specialty Program Division and the reinsurance arrangement with its strategic partner. The Company does not anticipate any significant reduction in Commercial Specialty net premium written as a result of the quota share arrangement. Workers' Compensation net premium written stabilized in third quarter 1996 after declining 24% in the first half of 1996. Workers' Compensation reforms have been enacted by a number of states, intensifying competitive market conditions nationwide. Due to the changing environment, TIG's workers' compensation marketing plan will continue to be cautious, in line with disciplined underwriting, and remain focused on small to intermediate size customers using a template underwriting approach. The following table summarizes Commercial Specialty net premium written by business unit for the first nine months of 1996 and 1995.

                               TIG HOLDINGS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

================================================================================

                            Three Months ended September 30,         Nine Months ended September 30,
                          ------------------------------------   --------------------------------------
                                     1996             1995                 1996             1995
                          -----------------------------------------------------------------------------
(In million)                     NPW       %       NPW      %          NPW      %       NPW       %
========================================================================================================
Workers' Compensation           $  46      33.6  $  45    38.8       $143      39.9    $172      50.5
Sports & Leisure                   54      39.4     55    47.4        133      37.2     130      38.1
Commercial Automobile              11       8.0      8     6.9         32       8.9      15       4.4
All other units                    26      19.0      8     6.9         50      14.0      24       7.0
--------------------------------------------------------------------------------------------------------
         Total                   $137     100.0   $116   100.0       $358     100.0    $341     100.0
========================================================================================================

UNDERWRITING RESULTS. The Commercial Specialty Division's combined ratio increased by 2.2 percentage points during third quarter 1996 and 2.8 percentage points for year-to-date 1996 compared to 1995. The increase in the combined ratio is due principally to increased commission expenses and other underwriting expenses partially offset by a decline in policyholder dividends and premium related expenses. Increased writings for program business produced through managing general agents resulted in higher commission expenses in 1996. The other underwriting expense ratio increased primarily due to start up costs for new programs in Workers' Compensation and Excess and Surplus lines and decreased Workers' Compensation servicing carrier fees. The decrease in policyholder dividend ratio in the third quarter 1996 is due to the shift in business from participating to non-participating Workers' Compensation policies. The following table presents the components of Commercial Specialty's statutory combined ratios:

                                                  Three Months ended              Nine Months ended
                                                     September 30,                   September 30,
                                                ----------------------         ----------------------
Statutory ratio:                                   1996         1995               1996        1995
========================================================================================================
Loss and LAE                                       70.5          69.6               70.8       70.7
--------------------------------------------------------------------------------------------------------
Commission expense                                 19.5          18.9               19.0       16.9
Premium related expense                             3.2           3.6                4.0        5.1
Other underwriting expense                          7.9           4.8                8.3        4.4
--------------------------------------------------------------------------------------------------------
Total underwriting expense                         30.6          27.3               31.3       26.4
--------------------------------------------------------------------------------------------------------
Policyholder dividend                               2.5           4.5                3.5        5.7
--------------------------------------------------------------------------------------------------------
Combined ratio                                    103.6         101.4              105.6      102.8
========================================================================================================

                               TIG HOLDINGS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

================================================================================
2.5 OTHER LINES
--------------------------------------------------------------------------------

Other Lines principally includes commercial products which have been placed in run-off due to failure to meet profitability standards. Approximately 95% of this business was placed in run-off in March 1996 with the remainder being place in run-off in June 1995. Most premium written in run-off programs after the "exit date" represents contractually required renewals. As discussed at Item 2.1, costs to administer such renewals were accrued in first quarter 1996. Net premium written decreased in the three and nine months ended September 30, 1996 as compared to 1995 by $55 million and $111 million, respectively. Other Lines premium is being non-renewed at a slightly faster rate than planned by management and is expected to be completely non-renewed by late 1997. Underwriting results and statutory combined ratios for Other Lines are presented below:

                                                 Three Months ended               Nine Months ended
                                                   September 30,                    September 30,
                                              ----------------------           ----------------------
(In millions)                                   1996          1995               1996          1995
=========================================================================================================
Gross premium written                             $57          $126               $241           $383
---------------------------------------------------------------------------------------------------------
Net premium written                               $26           $81               $126           $237
---------------------------------------------------------------------------------------------------------
Net premium earned                                $44           $87               $178           $296
Less:  Net loss and LAE incurred                   36            65                167            221
       Commission expense                           5            11                 21             37
       Premium related expense                      3             4                 12             18
       Other underwriting expense                   -            13                 11             53
       Policyholder dividends                       -             1                  -              1
---------------------------------------------------------------------------------------------------------
                  Underwriting loss                 -           $(7)              $(33)          $(34)
=========================================================================================================

STATUTORY RATIOS:
Loss and LAE                                     81.1          75.7               94.1           76.9
---------------------------------------------------------------------------------------------------------
Commission expense                                8.7          13.9               10.7           12.8
Premium related expense                          11.9           5.6                8.0            7.3
Other underwriting expense                        2.1          15.2                7.0           22.3
---------------------------------------------------------------------------------------------------------
         Total underwriting expense              22.7          34.7               25.7           42.4
Policyholder dividends                            0.4           0.3                0.5            0.3
---------------------------------------------------------------------------------------------------------
                  Combined ratio                104.2         110.7              120.3          119.6
=========================================================================================================

As discussed at Item 2.1, TIG strengthened loss and LAE reserves for Other Lines by $31 million during the first quarter 1996. This reserve strengthening increased the year to date 1996 loss and LAE ratio by approximately 17.3 percentage points. Commissions expense ratio fluctuations with prior periods are primarily attributable to the changing mix of business as some products are non-renewed more quickly than others. Underwriting expenses have declined in 1996 due to the elimination of overhead costs and the first quarter 1996 accrual for contractual policy obligations as discussed in Note B to the Condensed Consolidated Financial Statements. Management estimates that underwriting results for Other Lines will be approximately break-even for the remainder of 1996.

                               TIG HOLDINGS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
================================================================================
2.6 INVESTMENTS
--------------------------------------------------------------------------------

INVESTMENT MIX. Management continues to emphasize a conservative investment strategy by maintaining a portfolio of predominately high-quality, principally fixed maturity, investments. In accordance with SFAS 115, TIG's entire fixed maturity portfolio has been classified as available-for-sale. As a result, all fixed maturity investments are recorded in TIG's financial statements at market value. Unrealized gains and losses on fixed maturity investments and related hedges are recorded net of tax directly in shareholders' equity. Following is a summary of TIG's investment portfolio by type of investment.

                                                 September 30, 1996              December 31, 1995
                                             -------------------------      -------------------------
                                               Market    % of Market          Market    % of Market
(In millions)                                  Value      Portfolio           Value      Portfolio
=====================================================================================================
Municipal bonds                                   $541         12.7             $951         20.9
Mortgage-backed securities                       1,269         29.6            1,405         30.9
United States government bonds                   1,169         27.4            1,388         30.5
Corporate and other bonds                        1,192         27.9              658         14.5
-----------------------------------------------------------------------------------------------------
Total fixed maturity investments                 4,171         97.6            4,402         96.8
Short-term and other investments                   103          2.4              148          3.2
-----------------------------------------------------------------------------------------------------
Total invested assets                           $4,274        100.0           $4,550        100.0
=====================================================================================================

During the first half of 1996, tax-exempt municipal bonds and certain other lower yielding securities were disposed of in favor of higher yielding corporate bonds and mortgage-backed securities. As a result, the book yield of the portfolio increased to 7.37% at September 30, 1996 from 6.70% at December 31, 1995.

Approximately one-third of TIG's portfolio consists of mortgage-backed securities ("MBS"). United States federal government and government agency mortgages now represent approximately 84% of TIG's exposure to MBS offering AAA credit quality and high yields. A risk inherent to MBS is prepayment risk related to interest rate volatility. The underlying mortgages may be repaid earlier or later than originally anticipated, dependent on the repayment and refinancing activity of the underlying homeowners. Should this occur, TIG would receive paydowns on principal amounts which may have been purchased at a premium or discount and TIG's investment income would be affected by any adjustments to amortization resulting from the prepayments. TIG's consolidated financial results have not been materially impacted by prepayments of MBS. In addition, interest rate volatility can affect the market value of MBS. All MBS held in the portfolio can be actively traded in the public market.

In the normal course of business, TIG may choose to hedge some of its interest rate risk with derivative financial instruments. Such arrangements are intended to help TIG to more closely match the cash flow received from its assets to the payments on its liabilities. TIG's interest rate swap arrangements generally provide that one party pays interest at a floating rate in relation to movements in an underlying index and the other party pays interest at a fixed rate. While TIG is exposed to credit risk in the event of nonperformance by the other party, non performance is not anticipated due to the credit rating of the counterparties. At September 30, 1996, all TIG derivative financial instruments were with financial institutions rated A or better by one or more of the major credit rating agencies, and there were no open futures contracts. The Company's total derivative position at September 30, 1996 was approximately $90 million, representing 1.8% of the total investment asset holdings.

                               TIG HOLDINGS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

================================================================================

TIG's objective is to maintain the weighted average life of its investment portfolio between 8 and 11 years and the weighted average duration between 4 and 7 years. At September 30, 1996, the weighted average life of TIG's investment portfolio was 9.2 years compared to 8.9 years at December 31, 1995. At September 30, 1996, the weighted average duration of TIG's investment portfolio was 5.3 years compared to 5.8 years at December 31, 1995.

TIG routinely enters into commitments to purchase securities on a "To Be Announced" ("TBA") basis for which the interest rate risk remains with TIG until the date of delivery and payment. Delivery and payment of securities purchased on a TBA basis can take place a month or more after the date of the transaction. These securities are subject to market fluctuations during this period and it is the Company's policy to recognize any gains or losses only when they are realized. TIG maintains cash and securities with a fair value exceeding the amount of its TBA purchase commitments. At September 30, 1996, the TBA purchase commitments amounted to $55.2 million and had a fair value of $54.8 million compared to TBA commitments of $152.2 million and a fair value of $153.1 million at December 31, 1995.

UNREALIZED GAINS. Net pre-tax unrealized gains decreased by $152 million during the first nine months of 1996 as a result of increasing market interest rates. As of September 30, 1996, the aggregate pre-tax net unrealized gain on TIG's investment portfolio was $17 million. The following is a summary of net unrealized gains (losses) by type of security.



                                                    September 30,     December 31,
(In millions)                                            1996             1995           Change
=====================================================================================================
Municipal bonds                                          $31               $60            $(29)
Mortgage-backed securities                               (25)               (4)            (21)
United States government bonds                            15                91             (76)
Corporate and other bonds                                 (4)               22             (26)
-----------------------------------------------------------------------------------------------------
         Net unrealized gains                            $17              $169           $(152)
=====================================================================================================

INVESTMENT INCOME. The following table displays the components of TIG's investment income and mean after-tax investment yields. The yields include interest earned and exclude realized investment gains and losses. These yields are computed using the average end of the month asset balances during the period.

                                             Three Months ended           Nine Months ended
                                                September 30,                September 30,
                                           ----------------------       ----------------------
(In millions)                                 1996        1995             1996        1995
================================================================================================
Fixed maturity investments:
         Taxable                               $67         $56              $195        $157
         Tax-exempt                              8          14                27          46
Short-term and other investments                 3           2                 8           6
------------------------------------------------------------------------------------------------
Total gross investment income                   78          72               230         209
Investment expenses, interest and other         (4)         (3)              (14)         (8)
------------------------------------------------------------------------------------------------
Total net investment income                    $74         $69              $216        $201
------------------------------------------------------------------------------------------------
After-tax net investment yield                4.69%       4.52%             4.54%       4.49%
================================================================================================

                               TIG HOLDINGS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

================================================================================

INVESTMENT QUALITY. The table below shows the rating distribution of TIG's fixed maturity portfolio:

                                             September 30, 1996            December 31, 1995
                                          ------------------------     ------------------------
                                            Market       % of            Market       % of
Standard & Poor's/Moody's                    Value     Portfolio          Value     Portfolio
===============================================================================================
(In millions)
AAA/Aaa                                     $2,933       70.3             $3,361       76.4
AA/Aa                                          195        4.7                369        8.4
A/A                                            335        8.0                257        5.8
BBB/Baa                                        230        5.5                119        2.7
Below BBB/Baa                                  478       11.5                296        6.7
-----------------------------------------------------------------------------------------------
Total fixed maturity investments            $4,171      100.0             $4,402      100.0
===============================================================================================

TIG minimizes the credit risk of its fixed maturity portfolio by investing primarily in investment grade securities. To enhance investment yields, management has authorized the purchase of up to $500 million in high yield, less than investment grade securities. The information on credit quality in the preceding table is based upon the higher of the rating assigned to each issue of fixed income securities by either Standard & Poor's Rating Group or Moody's Investor Service, Inc. Where neither Standard & Poor's or Moody's has assigned a rating to a particular fixed maturity issue, classification is based on 1) ratings available from other recognized rating services; 2) ratings assigned by the National Association of Insurance Commissioners ("NAIC"); or 3) an internal assessment of the characteristics of the individuals security, if no other rating is available.

The NAIC has a bond rating system that assigns security classes. The "NAIC designations" are used by insurers when preparing their annual statutory financial statements. The designations assigned by the NAIC range from class 1 to class 6, with a rating in class 1 being the highest quality. As of September 30, 1996, approximately 89% of TIG's portfolio, measured on a statutory carrying value basis, was invested in securities rated in class 1 or 2, both considered investment grade by the NAIC compared to 93% at December 31, 1995.

                               TIG HOLDINGS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

================================================================================
2.7 RESERVES
--------------------------------------------------------------------------------

TIG's reserves for losses and loss adjustment expenses ("LAE") totaled $3.8 billion at September 30, 1996 and $3.9 billion at December 31, 1995. The process of estimating loss and LAE reserves involves the active participation of an experienced actuarial staff with input from underwriting, claims, reinsurance, financial, and legal departments. Management, using the advice of loss reserve specialists, makes a judgment as to the appropriate amount to record in the financial statements. This process is a continuous one, involving regular updates for new information and adjustments of loss reserves based on the application of management's best evaluation of the revised data. Such adjustments are reflected in current operations. As discussed at Item 2.1, TIG increased loss and LAE reserves by $31 million in first quarter 1996 for certain run-off programs included in Other Lines.

The inherent uncertainty in estimating reserves is increased when significant changes occur. Examples of such changes include: 1) changes in production sources for existing lines of business; 2) writings of significant blocks of new business; 3) changes in economic conditions; and 4) changes in state or federal laws and regulations, particularly insurance reform measures. TIG has experienced significant changes in each of these areas during the past several years. The inherent uncertainties in estimating reserves are greater with respect to reinsurance than for primary insurance due to the diversity of the development patterns among different types of reinsurance contracts, the necessary reliance on ceding companies for information regarding reported claims and differing reserving practices among ceding companies. The uncertainty is compounded in the case of TIG Re by its relatively short operating history (TIG Re was formed in 1987). Internal data must be supplemented with industry data to provide the basis for reserve analysis. Applying industry data to TIG Re's business adds an additional element of uncertainty to the reserving process.

TIG's reserves include an estimate of TIG's ultimate liability for asbestos-related matters, environmental pollution, toxic tort, and other non-sudden and accidental claims for which ultimate values cannot be estimated using traditional reserving techniques. Establishing reserves with respect to environmental liabilities is one of the most difficult aspects of the reserving process. TIG's environmental claims activity is predominately from hazardous waste and pollution-related claims rising from commercial insurance policies written prior to 1985. TIG has not written primary coverage for the major oil or chemical companies. Most of TIG's pollution claims are from small, regional operations or local businesses involved with disposing wastes at dump sites or having pollution on their own property due to hazardous material or leaking underground storage tanks. In connection with TIG's initial public offering in April 1993, an affiliate of TIG's former parent, Transamerica Corporation, agreed to pay 75% of up to $119 million of reserve development and newly reported claims, up to a maximum reimbursement of $89 million, on policies written prior to January 1, 1993, with respect to certain environmental claims involving paid losses and certain LAE in excess of TIG's environmental loss and LAE reserves at December 31, 1992. At September 30, 1996, the Transamerica affiliate had incurred no liability under this agreement.

While there can be no assurance that the loss and LAE reserves at any given date are adequate to meet TIG's obligations, the amounts reported in TIG's balance sheet are management's best estimate of those amounts.

                               TIG HOLDINGS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

================================================================================
2.8 LIQUIDITY AND CAPITAL RESOURCES
--------------------------------------------------------------------------------

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

CASH FLOW FROM OPERATING ACTIVITIES
-----------------------------------

Cash flow from operations for year-to-date 1996, was $39 million compared to $97 million for 1995. Cash flow for 1996 was comprised of $140 million positive cash flow for Reinsurance and ($101) million negative cash flow for primary operations (Retail, Commercial Specialty and Other Lines). This compares to $171 million positive cash flow for Reinsurance and $(74) million negative cash flow for primary operations in 1995. The commutation of one treaty decreased Reinsurance 1996 cash flow by $11 million. In addition, Reinsurance cash flow has been negatively impacted in 1996 by increased loss and LAE payments attributable to a general change in business mix to shorter tail lines. Excluding the commutation, year-to-date 1996 paid losses have increased over 1995 by 46% for Reinsurance. Primary operations cash flow has declined in 1996 as paid losses are relatively higher in proportion to net written premium due to the run-off of longer tail Other Lines reserves. The 90% reinsurance of a primary program as of April 1, 1995 reduced 1995 cash flow by $34 million .

INVESTMENT LIQUIDITY
--------------------

At September 30, 1996, TIG had $103 million in short-term and other investments compared to $148 million at December 31, 1995. In addition, TIG expects to realize $633, $631, and $909 million in cash flow from principal and interest payments for the next three years, respectively, from its investment portfolio. TIG has structured its investment portfolio to manage the impact of market interest rate fluctuations on liquidity. Investments and cash at TIG Holdings totaled $47 million as of September 30, 1996 compared to $169 million at December 31, 1995. The decrease in investments and cash at TIG Holdings is attributable to treasury stock purchases of $151 million in 1996.

RESTRICTIONS ON DIVIDENDS FROM INSURANCE SUBSIDIARIES
-----------------------------------------------------

The maximum amount of shareholder dividends which the insurance subsidiaries can pay to TIG Holdings is limited to the greater of (i) 10% of statutory surplus as of the end of the preceding year or (ii) the statutory net income for the preceding year except that such amount may not exceed earned surplus. Accordingly, the maximum dividend payout to TIG Holdings from its subsidiaries that can be made without regulatory approval during 1996 is $157 million. TIG Holdings received $25 million in cash dividends from its insurance subsidiaries in each of the first, second and third quarters of 1996 and in the second quarter of 1995.

NOTES PAYABLE
-------------

In December 1995, TIG Holdings established an unsecured revolving line of credit with maximum borrowings of $250 million. At September 30, 1996, TIG had no outstanding borrowings under this facility. In 1995, TIG Insurance Company entered into a five year $50 million credit facility of which approximately $25 million has been drawn as of September 30, 1996. The facility is a direct financing arrangement with a third party related to the sale leaseback of certain fixed assets. In addition, TIG Holdings had $98 million of 8.125% notes payable maturing in 2005 outstanding at September 30, 1996 and December 31, 1995.

                               TIG HOLDINGS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

================================================================================

SHAREHOLDERS' EQUITY
--------------------

Shareholders' equity decreased by $211 million during the first nine months of 1996, primarily due to a $99 million decrease in after-tax unrealized gains and $151 million of common stock repurchases. Accordingly, book value per share decreased to $21.18 at September 30, 1996 from $23.09 at December 31, 1995. Excluding the impact of unrealized investment gains, the book value per share would have been $20.99 at September 30, 1996 and $21.26 at December 31, 1995.

As of September 30, 1996, the Board of Directors has authorized stock repurchases of up to 11.25 million shares of TIG Holdings Common Stock (17.4% of total issued and outstanding including treasury shares at September 30, 1996). Under the repurchase plan, repurchases may be made from time to time on the open market at prevailing market prices or in privately negotiated transactions. Through September 30, 1996, 9.1 million shares have been repurchased (14.1% of total issued and outstanding including treasury shares at September 30, 1996) at an average cost per share of $26.31, for an aggregate cost of $239 million.

                               TIG HOLDINGS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

================================================================================
2.9 GLOSSARY
--------------------------------------------------------------------------------

CATASTROPHE: An event that is designated to be a "catastrophe" by the Property Claim Service Division of America Services Group, an industry body. It generally defines events which are estimated to cause more than $5 million in insured property damage and which affect a significant number of insureds and insurers.

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

POLICYHOLDER DIVIDEND RATIO: The ratio of dividends paid to policyholders to earned premium determined in accordance with statutory accounting practices.

                               TIG HOLDINGS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

================================================================================

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

TREATY REINSURANCE: The reinsurance of a specified type or category of risks defined in a reinsurance agreement (a "treaty") between a primary insurer or other reinsured and a reinsurer. Typically, in treaty reinsurance, the primary insurer or reinsured is obligated to offer and the reinsurer is obligated to accept a specified portion of all such type or category of risks originally underwritten by the primary insurer or reinsured.

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

WORKING LAYERS REINSURANCE: Reinsurance which absorbs the losses immediately above the reinsured's retention layer. A working layer reinsurer will pay up to a certain dollar amount of losses over the insured's retention, at which point a higher layer reinsurer (or the ceding company) will be liable for additional losses. Working layer reinsurance is also known as low layer excess of loss reinsurance.

                               TIG HOLDINGS, INC.
                           PART II. OTHER INFORMATION

================================================================================


ITEM 1. LEGAL PROCEEDINGS

TIG's insurance subsidiaries are routinely engaged in litigation in the normal course of their business. As a liability insurer, the Company defends third-party claims brought against its insureds. As an insurer, the Company defends against coverage claims.

On January 11, 1994, a Los Angeles County Superior Court jury returned a verdict of $28 million for punitive damages against TIG Insurance Company ("TIC") in Talbot Partners v. Cates Construction, Inc. and TIC (the "Talbot Case"). The award arose out of TIC's handling of a surety bond claim on a construction project. Management is vigorously pursuing its right to appeal the judgment. TIC is presently litigating with the carriers of its errors and omissions insurance policies as to coverage for punitive damages under the agreed upon language of the policies. On June 27, 1996, a Los Angeles County Superior Court entered a verdict against TIC in Reliance Insurance Company of Illinois ("Reliance") v. TIC. The court ruled in this declaratory relief action that Reliance, which is one the carriers which insurers TIC, was not obligated to TIC under its errors and omissions insurance policies for punitive damages under California law. TIC filed a notice of appeal with respect to this judgment. TIC and the carrier have entered into a settlement agreement, effective on the orrurance of several conditions. Management believes, however, that the ultimate liability, if any, arising from the Talbot Case will not materially impact consolidated operating results.

                               TIG HOLDINGS, INC.
                           PART II. OTHER INFORMATION

================================================================================

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


     EXHIBIT 11:  Computation of Earnings per Share

(b) The Company did not file any reports on Form 8-K during the three months ended September 30, 1996.

                               TIG HOLDINGS, INC.
                        COMPUTATION OF EARNINGS PER SHARE

EXHIBIT 11

                                                                     Three Months ended   Nine Months ended
                                                                        September 30,        September 30,
                                                                    -------------------  -------------------
(In millions, except per share data)                                   1996      1995      1996      1995
=============================================================================================================
PRIMARY:
Weighted average shares outstanding                                    55.3      60.4      57.1      61.2
Net effect of dilutive stock options - based on the  treasury stock
    method using average market price                                   2.5       1.3       2.8       0.4
-------------------------------------------------------------------------------------------------------------
Total primary common shares                                            57.8      61.7      59.9      61.6
-------------------------------------------------------------------------------------------------------------
Net income                                                            $37.4     $34.1     $40.1     $84.7
Less preferred stock dividends                                         (0.5)     (0.5)     (1.5)     (1.5)
-------------------------------------------------------------------------------------------------------------
Net income available to common stock                                  $36.9     $33.6     $38.6     $83.2
-------------------------------------------------------------------------------------------------------------
Net income per common share                                           $0.64     $0.54     $0.65     $1.35
=============================================================================================================

FULLY DILUTIVE:
Weighted average shares outstanding                                    55.3      60.4      57.1      61.2
Net effect of dilutive stock options - based on the treasury stock
    method using higher of average or end of period market price        2.9       2.0       2.9       2.0
-------------------------------------------------------------------------------------------------------------
Total fully dilutive common shares                                     58.2      62.4       60.0     63.2
-------------------------------------------------------------------------------------------------------------
Net income                                                            $37.4     $34.1     $40.1     $84.7
Less preferred stock dividends                                         (0.5)     (0.5)     (1.5)     (1.5)
-------------------------------------------------------------------------------------------------------------
Net income available to common stock                                  $36.9     $33.6     $38.6     $83.2
-------------------------------------------------------------------------------------------------------------
Net income per common share                                           $0.63     $0.54     $0.64     $1.32
=============================================================================================================

                               TIG HOLDINGS, INC.
                                   SIGNATURES

================================================================================

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  November 13, 1996                  TIG HOLDINGS, INC.
       ---------------------
                                  By:      /s/Steven A. Cook
                                           ---------------------------------
                                  Name:    Steven A. Cook
                                  Title:   Controller
                                           (Principal Accounting Officer)