Form 10-Q/A
period 1996-09-30
TIG HOLDINGS INC
filed 1996-11-19
CIK 897430

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                ---------------

                                  FORM 10-Q/A
                                (AMENDMENT NO. 1)

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

                               TIG HOLDINGS, INC.
                                  FORM 10-Q/A

================================================================================

The Company's quarterly report on Form 10-Q for the period ended September
30, 1996 is hereby amended for changes to Part 1 - Item 1 - Note E and Part II -
Item 1. Legal Proceedings. The Form 10-Q as amended is included in its entirety.

================================================================================

                               INDEX TO FORM 10-Q/A

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

On January 11, 1994, a Los Angeles County Superior Court jury returned a verdict of $28 million for punitive damages against TIG Insurance Company ("TIC") in Talbot Partners v. Cates Construction, Inc. and TIC (the "Talbot Case"). The award arose out of TIC's handling of a surety bond claim on a construction project. Management is vigorously pursuing its right to appeal the judgment. TIC is presently litigating with a carrier of its errors and omissions insurance policies as to coverage for punitive damages under the agreed upon language of the policies. On June 27, 1996, a Los Angeles County Superior Court entered a verdict against TIC in Reliance Insurance Company of Illinois ("Reliance") v. TIC. The court ruled in this declaratory relief action that Reliance, which is one of the carriers which insures TIC, was not obligated to TIC under its errors and omissions insurance policies for punitive damages under California law. TIC filed a notice of appeal with respect to this judgment. TIC and the carrier have entered in a settlement agreement, effective on the occurance of general conditions. Management believes that the ultimate liability, if any, arising from the Talbot Case will not materially impact consolidated operating results.

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

On January 11, 1994, a Los Angeles County Superior Court jury returned a verdict of $28 million for punitive damages against TIG Insurance Company ("TIC") in Talbot Partners v. Cates Construction, Inc. and TIC (the "Talbot Case"). The award arose out of TIC's handling of a surety bond claim on a construction project. Management is vigorously pursuing its right to appeal the judgment. TIC is presently litigating with a carrier of its errors and omissions insurance policies as to coverage for punitive damages under the agreed upon language of the policies. On June 27, 1996, a Los Angeles County Superior Court entered a verdict against TIC in Reliance Insurance Company of Illinois ("Reliance") v. TIC. The court ruled in this declaratory relief action that Reliance, which is one the carriers which insures TIC, was not obligated to TIC under its errors and omissions insurance policies for punitive damages under California law. TIC filed a notice of appeal with respect to this judgment. TIC and the carrier have entered into a settlement agreement, effective on the orrurance of several conditions. Management believes that the ultimate liability, if any, arising from the Talbot Case will not materially impact consolidated operating results.

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