Form 10-K
period 1996-12-31
TIG HOLDINGS INC
filed 1997-03-24
CIK 897430

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

--------------------------------------------------------------------------------
For the Fiscal Year Ended                                 Commission File Number
December 31, 1996                                                        1-11856


                               TIG HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)

Delaware                                                              94-3172455
(State of Incorporation)                       (IRS Employer Identification No.)


            65 East 55th Street, 28th Floor, New York, New York 10022
               (Address of principal executive offices) (zip code)

                             Telephone: 212-446-2700
--------------------------------------------------------------------------------
Securities registered pursuant to Section 12(b) of the Act:

   Common Stock, $0.01 Par Value            Registered - New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None
--------------------------------------------------------------------------------
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months and (2) has been subject to such filing requirements for the past 90 days.

Yes   X     No
    -----      -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
           ---

The aggregate market value of voting stock held by non-affiliates of the registrant as of March 3, 1997, was $1,890,504,283.

The number of shares outstanding of the issuer's common stock as of March 3, 1997:

         Common Stock, $0.01 Par Value; 53,822,186 shares outstanding, excluding 11,273,100 Treasury Shares.

Documents Incorporated by Reference:

Portions of the definitive proxy statement for the annual meeting scheduled for May 1, 1997, are incorporated by reference into Part III.

                          Exhibit Index is on page 70.

                                     INDEX
--------------------------------------------------------------------------------
PART I                                                                      Page

Item 1.    Description of Business ............................................1
      1.1  General ............................................................1
      1.2  Reinsurance ........................................................2
      1.3  Commercial Specialty ...............................................5
      1.4  Retail .............................................................7
      1.5  Other Lines ........................................................8
      1.6  Reserves ...........................................................9
      1.7  Regulation ........................................................13

Item 2.    Business Properties ...............................................15

Item 3.    Legal Proceedings .................................................15

Item 4.    Submission of Matters to a Vote of Security Holders                15


PART II

Item 5.    Market for Registrant's Common Equity and Related Shareholder
           Matters ...........................................................16

Item 6.    Selected Financial Data ...........................................17

Item 7.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations .........................................18

      7.1  Consolidated Results ..............................................18
      7.2  Reinsurance .......................................................21
      7.3  Commercial Specialty ..............................................22
      7.4  Retail ............................................................24
      7.5  Other Lines .......................................................25
      7.6  Exposure Management ...............................................26
      7.7  Investments .......................................................28
      7.8  Liquidity and Capital Resources ...................................30
      7.9  Financial Condition ...............................................32
      7.10 Forward-Looking Statements ........................................33
      7.11 Glossary ..........................................................34

Item 8.    Financial Statements and Supplementary Data .......................37

Item 9.    Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure ...............................62


PART III

Item 10.   Directors and Executive Officers of the Registrant ................63

Item 11.   Executive Compensation ............................................63

Item 12.   Security Ownership of Certain Beneficial Owners and Management ....63

Item 13.   Certain Relationships and Related Transactions ....................63


PART IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K ..64

                                     PART I
--------------------------------------------------------------------------------
ITEM 1. DESCRIPTION OF BUSINESS
--------------------------------------------------------------------------------
1.1 GENERAL
================================================================================

TIG Holdings, Inc. ("TIG Holdings") is primarily engaged in the business of property/casualty insurance and reinsurance through its 15 domestic insurance subsidiaries (collectively "TIG" or "the Company"), one or more of which is licensed to write substantially all lines of property/casualty insurance in all states of the United States. Reinsurance products are offered through TIG Reinsurance Company ("TIG Re") which is based in Stamford, Connecticut, and has a London branch office. Primary property/casualty insurance products are offered through TIG Insurance Company ("TIG Insurance") and the remaining general insurance subsidiaries. Primary products are marketed through two divisions, Commercial Specialty and Retail, which are based in Irving, Texas and Battle Creek, Michigan, respectively.

As of December 31, 1996, TIG had approximately 1,300 salaried employees providing sales, underwriting, claims and service support in 46 active offices. Of direct premium written by TIG in 1996, 26% was written in California, 8% in Michigan, 6% in New York, and 7% each in Hawaii and Texas. No other geographical area, including foreign operations, accounted for more than 5% of direct premium written. Premium produced through Aon Corporation and its subsidiaries, an unaffiliated company that owns among other businesses numerous insurance agencies, accounted for 23%, 22% and 21% of consolidated net premium written in 1996, 1995 and 1994, respectively. In early 1997, Aon Corporation acquired another of the Company's significant producers. If this acquisition had been in effect for all of 1996, Aon Corporation and its subsidiaries would have accounted for 33% of 1996 net premium written.

The following table sets forth consolidated net premium written, classified by statutory line of business:

                                    Years Ended December 31,
                                   -------------------------
(In millions)                        1996    1995     1994
============================================================
Reinsurance operations
   net premium written               $548    $511     $440
------------------------------------------------------------
Workers' compensation                 260     285      342
Automobile liability                  244     260      242
Automobile physical damage            133     136      136
General liability                     110     144      122
Homeowners                             80      81      113
Commercial multiple peril              59      81      103
Ocean and inland marine                24      25       24
Fire and allied lines                  14      28       55
Other                                  57      59       44
------------------------------------------------------------
Primary operations
   net premium written                981   1,099    1,181
------------------------------------------------------------
   Total TIG net premium written   $1,529  $1,610   $1,621
============================================================

Financial information about TIG's business segments is set forth in Note O of the Consolidated Financial Statements at Item 8 of this Form 10-K. A description of TIG's three operating divisions, Reinsurance, Commercial Specialty and Retail follows at Items 1.2, 1.3, and 1.4, respectively. Lines of business that have been de-emphasized are discussed at Item 1.5. Statements contained in the Description of Business and elsewhere in the document that are not based on historical information are forward-looking statements and are based on managements projections, estimates and assumptions. Management would like to caution readers regarding its forward-looking statements (see Item 7.10 - Forward-Looking Statements). Key industry terms that appear in the Description of Business and elsewhere in this document are defined at Item 7.11.

                                     PART I
--------------------------------------------------------------------------------
1.2 REINSURANCE
================================================================================

NATURE OF BUSINESS. Reinsurance is a form of insurance whereby an insurance company (the "reinsurer") agrees to indemnify another insurance company (the "ceding company") for all or a portion of the insurance risks underwritten by the ceding company under an insurance policy or policies. Reinsurance can benefit a ceding company in a number of ways, including reducing net liability on individual risks, providing catastrophe protection from large or multiple losses, stabilizing results and assisting in maintaining acceptable operating leverage ratios. Reinsurance also provides a ceding company with additional underwriting capacity by permitting it to accept larger risks and underwrite a greater number of risks without a corresponding increase in its capital and surplus.

There are two basic types of reinsurance agreements: treaty contracts and facultative certificates. A treaty is an agreement under which the ceding company is required to cede and the reinsurer is required to assume a specified portion or category of risks under all qualifying policies issued by the ceding company during the term of the treaty contract. Facultative reinsurance arrangements are separately negotiated for each insurance policy to be reinsured and result in a facultative certificate under which the ceding company cedes, and the reinsurer assumes, all or part of the risk under a specific insurance policy.

Reinsurance can be written on either a pro rata or excess of loss basis. Under pro rata reinsurance, the reinsurer receives a predetermined percentage of the insurance premium charged by the ceding company and indemnifies the ceding company against a predetermined percentage of the losses and loss adjustment expenses ("LAE") incurred by the ceding company under the covered primary policy or policies. Under excess of loss reinsurance, the reinsurer, in return for a negotiated premium, indemnifies the ceding company against all or a specified portion of losses and LAE on underlying insurance policies in excess of a specified dollar amount, known as the ceding company's retention, subject to a negotiated policy limit. Excess of loss reinsurance is often written in layers, with one or a group of reinsurers assuming the risk for each layer. The layer or layers just above the ceding company's retention are termed "working layers".

PRODUCTS. The following table shows TIG Re's net premium written by statutory line of business:


                               Years Ended December 31,
                              --------------------------
(In millions)                   1996    1995     1994
=======================================================
Property                        $116     $96      $58
Errors and omissions              88     118       81
General liability                 88      94       99
Medical malpractice               85      72       75
Automobile liability              80      44       43
Workers' compensation             33      15        7
Umbrella                          32      37       41
Directors and officers            26      35       36
-------------------------------------------------------
   Total net premium written    $548    $511     $440
-------------------------------------------------------
   Percentage of consolidated
   net premium written            36%     32%      27%
=======================================================

Approximately 52%, 63% and 55% of TIG Re's net premium written in 1996, 1995 and 1994, respectively, was written on an excess of loss basis. TIG Re's primary strategy is to focus on excess of loss casualty coverages, written on a treaty basis, generally taking large participations in working layers of a limited number of programs. By assuming a significant participation in each treaty, TIG Re exercises significant control over the terms and structure of each treaty. Management believes that its emphasis on writing excess of loss treaties in lines of business for which it has specific expertise improves its underwriting results by allowing it to price reinsurance based on its own underwriting rather than on the premium charged by the primary insurer. TIG Re generally seeks to write treaties with working or low layers of attachment, where losses are more quantifiable and which typically carry higher premium.

Approximately 48%, 37%, and 45% of TIG Re's net premium written in 1996, 1995 and 1994, respectively, was written on a pro rata basis. TIG Re provides

                                     PART I
--------------------------------------------------------------------------------

pro rata coverages when the ceding company's underwriting capabilities are considered superior and where the relationship with the ceding company provides an opportunity for long-term profitability. Pro-rata coverage is preferred in certain segments of the reinsurance market where low limits are sold by the ceding company. Non-standard auto is the prime example of this type of business. Certain other highly volatile lines such as directors and officers liability also merit a pro-rata position as the losses are infrequent but potentially large. The reinsurer would thus want to capture a pro-rata share of the premium to cover this volatile exposure.

DISTRIBUTION SYSTEM. TIG Re's predominant source of business is through reinsurance intermediaries. TIG Re writes through over 60 brokers, the largest of which accounted for approximately 26%, 30% and 29% of TIG Re's net premium written in 1996, 1995 and 1994, respectively. The five largest brokers accounted for 71%, 83% and 87% of TIG Re's net premium written during the same periods. There was no change in the top four brokers in 1996 from 1995 or 1994. A subsidiary of Aon Corporation accounted for 19% of net premium written in 1996. In early 1997, Aon Corporation acquired TIG Re's largest broker. If this acquisition had been in effect for all of 1996, subsidiaries of Aon Corporation would have accounted for 45% of 1996 net premium written.

TIG Re has approximately 330 insurance company "clients". TIG Re's top five insurance company clients represent 36% of TIG Re's 1996 net premium written, exclusive of business assumed from TIG Insurance's Commercial Specialty division. TIG Re maintains an audit staff responsible for performing reinsurance reviews at the clients' office. The auditors primarily test for treaty compliance, including the accuracy and timeliness of premium and loss cessions.

Approximately $50 million of TIG Re's net premium written in each of 1996, 1995, and 1994 was assumed from the Commercial Specialty division of TIG Insurance. Of premium assumed from TIG Insurance, $18 million and $8 million was "reverse flow" business in 1996 and 1995 respectively. There was no reverse flow business written in 1994. Reverse flow is an alternative distribution mechanism whereby general agents submit program business to TIG Re. TIG Re then works with select reinsurance intermediaries to provide a primary insurer to the transaction who will issue the primary policy and then cede a significant portion of the risk to TIG Re. Use of this alternative distribution mechanism allows TIG Re to increase its reinsurance opportunities and to develop or expand relationships with insurance clients (including TIG Insurance) as they expand into new products and territories.

In January 1994, TIG Re established an office in London, England. On December 29, 1995, the United Kingdom ("U. K.") Department of Trade and Industry authorized the London office to operate as a branch and underwrite stipulated classes of general insurance business in the U. K. Net premium produced by the London office was $29 million for 1996 as compared to $23 million and $8 million for 1995 and 1994, respectively. Approximately 74% of the 1996 London office net premium written pertained to international risks.

In October 1996, TIG Re established a new operating unit dedicated to the marketing and underwriting of direct facultative reinsurance on an automatic and individual risk basis. This initiative is designed to diversify TIG Re's premium base while allowing it access to a new market segment management believes will be characterized by higher underwriting margins and long-term profitability. As of December 31, 1996, the unit had opened nine branch offices throughout the United States, with headquarters in New York.

During 1996, TIG Re established a fully integrated Lloyd's vehicle through the formation and capitalization of a wholly owned managing agent that will manage, and a wholly owned corporate name that will provide sole support for, syndicate 1218. This was the first fully integrated corporate vehicle to have been approved in the history of Lloyd's of London. The formation of the syndicate will allow TIG Re to write insurance and reinsurance world-wide. The syndicate has a stamp capacity of (pound)20 million for the 1997 account to access international non-marine casualty and property business. Also, during December 1996, TIG Re was approved as a licensed reinsurer in Canada.

                                     PART I
--------------------------------------------------------------------------------

COMPETITION. Reinsurance prices and conditions are not normally subject to the same state regulation applicable to the primary insurance market because reinsurers contract solely with other insurance companies. Reinsurers compete based on many factors, including the financial strength of the reinsurer, the A.M. Best ("Best") rating of the reinsurer, premium charged, other terms and conditions of the reinsurance offered, services offered, timeliness of claims payments, ongoing business relationships, reputation and experience. Based on net premium written, TIG Re is the ninth largest property/casualty reinsurer in the United States as of September 30, 1996, according to the Reinsurance Association of America. TIG Re has a stand-alone rating of "A" (Excellent) by Best for financial size IX which corresponds to policyholder surplus levels from $250 million to $500 million. The ratings assigned by Best are based upon factors of concern to policyholders, agents and intermediaries.

TIG Re competes with independent reinsurance companies, subsidiaries or affiliates of established domestic or worldwide insurance companies, reinsurance departments of certain primary insurance companies, and underwriting syndicates. TIG Re, as a broker market reinsurer, competes with the four major direct marketers of reinsurance. TIG Re also competes with a number of reinsurers who write reinsurance through brokers, although in most instances, TIG Re participates on treaties with one or more of these companies as a co-reinsurer.

                                     PART I
--------------------------------------------------------------------------------
1.3  COMMERCIAL SPECIALTY
================================================================================

NATURE OF BUSINESS. Commercial insurance policies are generally issued to business and governmental entities, organizations, associations and individual professionals. Commercial coverages provide protection against property loss, legal liability for injuries to other persons or damage to their property arising from the policyholder's business operations. Workers' compensation products provide benefits to employees as mandated by state laws for employement-related accidents, injuries or illnesses. The principal benefits provided by workers' compensation policies are medical and indemnity. Medical benefits cover physician, hospitalization and rehabilitation expenses incurred as a result of the work-related injury while indemnity benefits compensate the employee for lost wages.

PRODUCTS. The table below shows Commercial Specialty net premium written by statutory line of business:

                             Years Ended December 31,
                            --------------------------
(In millions)                  1996     1995    1994
======================================================
Workers' compensation          $203     $228    $288
Other liability                 119      115      96
Automobile liability             31       18      23
Commercial multiple peril        30       22      14
Other accident and health        25       33      19
Automobile physical damage       20       14      21
Other                            32        7       1
------------------------------------------------------
   Total net premium written   $460     $437    $462
------------------------------------------------------
   Percentage of consolidated
   net premium written           30%      27%     29%
======================================================

Commercial Specialty offers products that are distinctive due to the unique nature of risks covered or due to the discrete composition of insured groups. Significant business units include Sports and Leisure, Workers' Compensation, Primary Casualty and Excess Casualty. The Sports and Leisure unit offers coverages for professional and amateur sports events and represents 36% of Commercial Specialty 1996 net premium written. This unit offers spectator liability and participant legal liability coverages, including property and liability packages for a variety of activities such as motorsports, fairs, festivals, ice skating rinks, stadiums, arenas, gaming facilities, ski resorts and bowling facilities. The maximum retention on any one policy or event is $2 million. During 1995, the unit expanded product offerings into the Canadian market.

The Workers' Compensation business unit produced approximately 42% of Commercial Specialty net premium written in 1996. Among the products offered are non-participating plans, sliding scale and group participating plans, deferral plans and small deductible plans. During 1995, TIG began targeting workers' compensation premium growth in smaller businesses using a template underwriting approach. Approximately 65% and 54% of workers' compensation business was underwritten using the template approach in 1996 and 1995 respectively. TIG's business plan also includes development of strategic alliances with providers of health care coverages to offer a managed care product. The maximum retention under a workers' compensation policy is $1 million.

TIG is targeting workers' compensation premium growth in approximately 10 states where management believes that reasonable reform has occurred and a favorable long-term operating environment exists. Net premium written in California has declined from $72 million in 1994 to $21 million in 1996. Repeal of California's minimum rate laws effective January 1, 1995 intensified competitive market conditions in that state. Due to the changing environment, Workers' Compensation premium growth plans for the State of California will continue to be cautious. Net premium written by state for the Workers' Compensation business unit of Commercial Specialty (excluding incidental workers' compensation premium written by other units) is shown in the table below:

                              Years Ended December 31,
                             --------------------------
(In millions)                   1996    1995     1994
======================================================
Illinois                         $62     $68      $66
California                        21      48       72
Colorado                          13      15       21
Wisconsin                         13      13       14
Hawaii                            11       6        6
All Other                         71      66      105
------------------------------------------------------
   Total net premium written    $191    $216     $284
======================================================

                                     PART I
--------------------------------------------------------------------------------

The Primary Casualty unit focuses on commercial auto, professional liability, construction and marine programs. These programs generally offer a customized package of coverages designed for a specific "niche" market and are produced through a limited number of managing general agents. The Excess Casualty unit principally offers lead umbrella and excess umbrella policies. Lead umbrella policies provide liability protection for manufacturing, financial, and service business above the limits of the primary coverage. Excess umbrella policies provide similar coverage above the lead excess limits. The maximum retention under a Primary Casualty and/or an Excess Casualty policy is $1 million.

DISTRIBUTION SYSTEM. Commercial Specialty programs are generally marketed through selected managing general agents ("MGAs") which have a demonstrated knowledge of the particular specialty class, the coverages offered, the competition, and the pricing. Management's objective is to develop strategic long-term relationships with profitable managing general agents by developing tailored programs for these key producers and providing responsive service. Management believes that these strategic relationships will enable TIG to maintain a variable cost structure while developing specialized underwriting expertise. TIG sometimes has exclusive contracts with managing general agents. Sports and Leisure business is produced under an exclusive contract with K&K
Insurance Agency, Inc., a wholly-owned subsidiary of Aon Corporation. TIG's strategic relationship with Aon Corporation, which includes lines of business other than Sports and Leisure, accounted for approximately 54% of Specialty Commercial operations' 1996 net premium written, compared to 51% in 1995 and 43% in 1994.

Workers' compensation and excess casualty policies are marketed principally through 10 hub locations throughout the United States which work with large regional independent agents and brokers. In addition, regional offices in San Francisco, Chicago, New York City and Dallas assist with sales, underwriting and administrative functions for specialty program business. Additional sales positions in strategic locations nationwide develop accounts in targeted segments.

In December 1996, TIG Insurance purchased a majority interest in a Lloyd's agency which manages three syndicates with an estimated 1997 stamp capacity of (pound)180 million. In addition, TIG Insurance established a corporate name with an approximate 20% share of the managed syndicates 1997 stamp capacity. The syndicates are expected to principally write marine, U.K. property, and aviation business.

COMPETITION. The commercial insurance market is highly competitive on the bases of price, service and ratings. TIG competes with other multi-line property/casualty companies, specialty workers' compensation carriers and other underwriting organizations, some of which are substantially larger and have greater financial resources than TIG. The Company also faces competition from foreign insurance companies, captive insurance companies, as well as from the use of self insurance. With respect to workers' compensation, management's strategy has been to distinguish TIG from its competitors in four areas: dedicated workers' compensation underwriting, state and substate segmentation, dedicated and local market-focused claims expertise and intensive loss management. Recent legislative reforms in most states have restored the price/cost balance in the workers' compensation system. These reforms, affecting benefits, fraud and managed care policies, significantly increased competition in the workers' compensation market, especially in California, during 1995 and 1996.

                                     PART I
--------------------------------------------------------------------------------
1.4 RETAIL
================================================================================

NATURE OF BUSINESS. Retail products provide property and liability coverages for individuals and small businesses. Automobile policies cover liability to third parties for bodily injury and property damage, and cover physical damage to the insured's own vehicle resulting from collision or various other causes of loss. Homeowners/commercial property policies protect against loss of dwellings/buildings and contents arising from a variety of perils, as well as liability arising from ownership or occupancy.

PRODUCTS. The following table shows Retail net premium written by statutory line of business.

                             Years Ended December 31,
                            --------------------------
(In millions)                  1996     1995     1994
======================================================
Automobile liability           $130     $116      $98
Homeowners                      107      133       81
Automobile physical damage       95       84       73
All other                        38       25       62
------------------------------------------------------
   Total net premium written   $370     $358     $314
------------------------------------------------------
   Percentage of consolidated
   net premium written           24%      22%      19%
======================================================


Retail provides single-risk property and automobile coverages to targeted markets, including products such as standard and upscale property, preferred and standard automobile, non-standard automobile, and small business owners. Other premium written is comprised primarily of small commercial coverages and surety bonds. Approximately 22% of TIG's 1996 automobile policies written were for non-standard risks, most of which carry comprehensive and collision coverage only. Non-standard auto policies are purchased by insureds who do not have clean motor vehicle records, who are considered high risk due to certain driver characteristics or who drive non-standard performance cars. Premium per exposure amount is generally higher for non-standard auto policies due to the higher risk involved.

Of the preferred and standard automobile policies written, substantially all have liability coverage and approximately 70% have comprehensive and collision coverage. Standard homeowners' premium accounts for approximately 77%, 80% and 82% of total 1996, 1995 and 1994 property premium, while the emerging upscale programs account for the remainder. Almost all of the upscale policies have home value limits of $300 thousand or higher. Retail targets risks that lend themselves to template underwriting. For automobile policies, "template" risks would include insureds with clean motor vehicle records or which drive standard performance cars. For property policies, template risks are those that have a three year loss-free record. Template underwriting is used for risks not exceeding $500 thousand for automobile liability, $250 thousand for automobile physical damage and $500 thousand for combined aggregate risks on homeowners/commercial property policies. Maximum policy limits for Retail products are $1 million for automobile liability, $250 thousand for automobile physical damage, and $3 million for homeowners/commercial property as of December 31, 1996.

DISTRIBUTION  SYSTEM.  Retail  products  are  distributed   principally  through
independent agents and a limited number of MGAs. The distribution of Retail net premium written by state is displayed in the following chart:

                                Years Ended December 31,
                               --------------------------
(Dollars in millions)           1996    1995     1994
=========================================================
California                      $140    $144     $129
Michigan                          87      74       67
Hawaii                            41      36       29
New York                          31      31       24
Other                             71      73       65
---------------------------------------------------------
   Total                        $370    $358     $314
=========================================================

During 1996, refinement of TIG's distribution system continued, focusing on profitable independent agents who have made a commitment to TIG. One of Retail's key customer service and expense savings initiatives has been to establish electronic systems interfaces with its agents. The percentage of electronically interfaced agencies was 93%, 75% and 51% as of December 31, 1996, 1995 and 1994, respectively.

The percentage of retail net premium written that was generated by independent agents was 83.7%, 87.0%, and 96.2% for 1996, 1995 and 1994,

                                     PART I
--------------------------------------------------------------------------------
respectively, while MGAs, which principally produce non-standard auto, accounted for the remainder. The average premium written for Retail independent agents increased to $461 thousand in 1996, compared to $398 thousand in 1995 and $329 thousand in 1994. Approximately 57% of the total 627 agents in 1996 were located in California and Michigan compared to 62% of the total 652 agents in 1995 and 64% of the total 752 agents in 1994. The average tenure with TIG for independent agents was more than 10 years as of December 31, 1996. The number of active MGAs has declined from approximately 25 at December 31, 1994 to 5 at December 31, 1996. No single production source accounted for more than 5% of Retail net premium written in 1996. Consistent with TIG's overall marketing plan, Retail is focusing on expanding its distribution channels through the development of strategic relationships with MGAs and other key distribution partners. Premium produced through these initiatives was insignificant in 1996.

COMPETITION. The retail insurance market is highly cyclical and has experienced lower underwriting profitability and excess underwriting capacity during the past several years.  TIG's Retail  operations  compete  against direct  writers, national (upscale) companies and regional companies, some of which are substantially larger and have greater financial resources than TIG.

--------------------------------------------------------------------------------
1.5 OTHER LINES
================================================================================

NATURE OF BUSINESS. Other Lines principally includes commercial products which have been placed in run-off due to failure to meet profitability standards along with inter-divisional reinsurance activity in 1995. Approximately 41% of 1994 premium written was placed in run-off in June 1995 with the remainder being place in run-off in March 1996. Most premium written in run-off programs after the "exit date" represents contractually required renewals.

PRODUCTS. The following table shows net premium written by statutory line of business:

                              Years Ended December 31,
                             --------------------------
(In millions)                   1996    1995     1994
=======================================================
Automobile liability             $61    $103     $106
Automobile physical damage        16      28       52
Commercial multiple peril         11      65       95
Fire and allied lines              5      15       44
Other                             58      93      108
-------------------------------------------------------
   Net premium written          $151    $304     $405
-------------------------------------------------------
   Percentage of consolidated
   net premium written            10%     19%      25%
=======================================================

In May 1995, TIG sold an MGA subsidiary, which marketed collateral protection insurance to more than 200 financial institutions, to a third party. This MGA may produce business for TIG through March 1999, however, the majority of this book is expected to be placed with other insurance carriers in 1997. This business was reinsured 90% by a third party in April 1995. As a result, net premium written declined to $6.5 million in 1996 and $(4) million in 1995 from $79 million in 1994.

In June 1995, TIG announced plans to discontinue small individually underwritten commercial policies. As a result, net premium written from these policies declined to $4.4 million in 1996 from $95 million and $154 million in 1995 and 1994, respectively. As a result of this action, TIG consolidated field offices and outsourced approximately 155 claims positions. Additionally, approximately 180 underwriting and other positions were eliminated.

In February 1996, TIG announced the reorganization of its commercial operations and plans to exit certain lines of business that failed to meet profitability standards (see Item 7.1 - Consolidated Results). Net premium written for 1996, 1995 and 1994 from lines of business placed in run-off as a result of the 1996 restructure was $140 million, $190 million, and $166 million, respectively. Management estimates that the last renewals for remaining policies in-force at December 31, 1996 will be processed by late 1997 and that related net written premium will decline by over 75% in 1997 as compared to 1996.

                                     PART I
--------------------------------------------------------------------------------
1.6 RESERVES
================================================================================

GENERAL. The reserve liabilities for property/casualty losses and loss adjustment expenses ("LAE") represent estimates of the ultimate net cost of all unpaid losses and LAE incurred through December 31 of each year. The reserves are determined using estimates of losses for individual claims ("case basis reserves") and statistical projections of reserves for incurred but not reported ("IBNR") claims, allocated LAE and unallocated LAE.

Case basis reserves: The claims department of TIG Insurance establishes case basis reserves for all primary lines policies and is managed centrally from TIG's offices in Irving, Texas. As of December 31, 1996 TIG Insurance's dedicated claims staff totaled approximately 580 of which 173 are located in Battle Creek, Michigan, 280 are located in 22 offices across the United States and the remainder in Irving, Texas. Case basis reserves for TIG Re are established based on bordereaux and individual case estimates received from ceding companies and additional estimates provided by TIG Re's claims department, consisting of 12 employees located in Stamford, Connecticut.

The adequacy of case basis reserves is evaluated by TIG's actuarial department which concentrates on those lines of business (third party liability coverages and workers' compensation) for which claims settle over a long period of time. The loss projection procedures used in this analysis contain explicit provisions for quantifying the effect of inflation on loss payments expected to be made in the future. In those instances where case reserves are determined to be deficient, a bulk supplemental reserve is added to the total reserve. TIG uses accident year methodology to calculate IBNR reserves that provide for both case reserve deficiency and late reported claims emergence.

IBNR reserves: The IBNR reserve is based on the historical relationship of the emergence of late reported claims to earned premium. The IBNR reserve calculation contains an adjustment of the earned premium data base to compensate for changes in relative rate adequacy. The adjustment includes components for changes in claim cost resulting from trends in claims' frequency and severity. The effect of inflation on IBNR estimates is thereby incorporated into the calculations.

Loss adjustment expense reserves: Loss adjustment expenses are comprised of allocated and unallocated expenses. Allocated LAE reserves are based on long-term historical relationships of paid loss adjustment expenses to ultimate incurred losses. By using incurred losses as a base, inflation assumptions applicable to loss reserves apply equally to allocated expense reserves. Unallocated LAE reserves are based on historical relationships of paid unallocated expenses to paid losses. As with allocated LAE, the inflation assumption applicable to loss reserves are presumed to apply equally to unallocated expense reserves.

Inherent Uncertainties: The process of estimating reserves involves the active participation of an experienced actuarial staff with input from the underwriting, claims, reinsurance, financial and legal departments. Management, using the advice of loss reserve specialists, makes a judgment as to the appropriate amount to record in the financial statements. This process is a continuous one, involving regular updates for new information and adjustments of loss reserves based on the application of management's best evaluation of the revised data. Such adjustments are reflected in current operations.

When significant changes occur, the inherent uncertainty in estimating reserves is increased. The ultimate impact of these changes may not be known for several years. Examples of such changes include (1) changes in production sources for existing lines of business; (2) writings of significant blocks of new business;
(3) non-renewal or cancellation of significant blocks of existing business; (4) changes in economic conditions; and (5) changes in state or federal laws and regulations, particularly insurance reform measures. TIG has experienced significant changes in each of these areas during the past several years.

The inherent uncertainties in estimating reserves are greater with respect to reinsurance than for primary insurance due to the diversity of the development patterns among different types of reinsurance

                                     PART I
--------------------------------------------------------------------------------
contracts, the necessary reliance on ceding companies for information regarding reported claims and differing reserving practices among ceding companies. This uncertainty is compounded in the case of TIG Re by its relatively short operating history (TIG Re was formed in 1987) and rapid growth in net premium written. Internal data must be supplemented with industry data to provide the basis for reserve analysis. Applying industry data to TIG Re's business adds an additional element of uncertainty to the reserving process.

While there can be no assurance that the reserves at any given date are adequate to meet TIG's obligations, the amounts reported in TIG's balance sheet are management's best estimate of that amount.

ANALYSIS OF LOSS AND LOSS ADJUSTMENT EXPENSE DEVELOPMENT. The following table shows the cumulative amount paid against the previously recorded liability at the end of each succeeding year and the cumulative development of the estimated liability for the ten years ended December 31, 1996:


                                                                   December 31,
                                 -----------------------------------------------------------------------------------------
(In millions)                     1986      1987    1988    1989    1990    1991    1992    1993    1994    1995    1996
Net estimated ultimate
   liability for losses and LAE   $969    $1,291  $1,501  $1,668  $1,916  $2,085  $2,437  $2,738  $2,721  $2,752  $2,634
--------------------------------------------------------------------------------------------------------------------------
Cumulative paid as of:
     One year later                430       520     580     646     719     794     787     796     778     882
     Two years later               694       837     925   1,035   1,210   1,286   1,316   1,304   1,368
     Three years later             875     1,045   1,160   1,338   1,508   1,641   1,650   1,681
     Four years later              989     1,171   1,328   1,493   1,727   1,848   1,895
     Five years later            1,041     1,261   1,405   1,627   1,856   2,010
     Six years later             1,084     1,304   1,484   1,698   1,952
     Seven years later           1,110     1,359   1,521   1,748
     Eight years later           1,138     1,383   1,553
     Nine years later            1,154     1,402
     Ten years later             1,165

Net liability re-estimated as of:
     One year later              1,092     1,341   1,525   1,712   1,946   2,343   2,582   2,663   2,697   2,768
     Two years later             1,083     1,368   1,538   1,752   2,129   2,459   2,598   2,638   2,700
     Three years later           1,123     1,367   1,549   1,850   2,209   2,512   2,559   2,608
     Four years later            1,123     1,362   1,637   1,871   2,263   2,465   2,525
     Five years later            1,128     1,440   1,646   1,929   2,228   2,436
     Six years later             1,187     1,443   1,674   1,915   2,212
     Seven years later           1,201     1,474   1,660   1,904
     Eight years later           1,220     1,468   1,660
     Nine years later            1,214     1,471
     Ten years later             1,209
--------------------------------------------------------------------------------------------------------------------------
Net cumulative redundancy
(deficiency)                     $(240)    $(180)   $(159)  $(236)  $(296)  $(351)  $(88)    $130     $21    $(16)
--------------------------------------------------------------------------------------------------------------------------

Gross Liability - End of Year                                                    $3,405   $3,845  $3,873  $3,886  $3,760
Reinsurance Recoverable                                                            (968)  (1,107) (1,152) (1,134) (1,126)
                                                                                 -------  ------- ------- ------- -------
Net Liability - End of Year                                                      $2,437   $2,738  $2,721  $2,752  $2,634
                                                                                 -------  ------- ------- ------- -------

Gross Re-estimated Liability                                                     $3,468   $3,604  $3,791  $3,956
Re-estimated Recoverable                                                           (943)    (996) (1,091) (1,188)
                                                                                 -------  ------- ------- -------
Net Re-estimated Liability                                                       $2,525   $2,608  $2,700  $2,768
                                                                                 -------  ------- ------- -------

Gross Cumulative Redundancy
(Deficiency)                                                                       $(63)    $241     $82    $(70)
==========================================================================================================================

                                     PART I
--------------------------------------------------------------------------------

Conditions and trends that have affected the development of these reserves and payments in the past will not necessarily recur in the future. Accordingly, it would not be appropriate to use this cumulative history to project future performance. The re-estimated liability portion of the preceeding table shows the year by year development of the previously estimated liability at the end of each succeeding year.

The variability in reserve estimates was affected in 1988 and subsequent periods as a result of TIG's 1987 acquisition of Fairmont Insurance Company, a workers' compensation insurer. The acquisition resulted in TIG's existing workers' compensation operation being merged into the Fairmont operation and new operating procedures and automation support being developed to integrate these two dissimilar operations. In 1994, TIG restructured its reinsurance ceded program (See Item 7.6 - Exposure Management) which changed the pattern of net reserve development for some business units. For the Sports and Leisure business unit, excess of loss covers will attach at higher amounts, lengthening the development tail.

The   re-estimated   liabilities   are  increased  or  decreased  as  additional
information becomes known about the frequency and severity of claims for individual years. The increases or decreases are reflected in the current year's operating earnings. Each column shows the reserve held at the indicated calendar year end and cumulative data on re-estimated liabilities for the year and all prior years making up that calendar year end liability. The effect on income of the change during the current period (i.e., the difference between the estimated liability at December 31 and the liability re-estimated one year later) is shown in the following table for each of the three most recent years as "Increase (decrease) in estimated ultimate losses and LAE for prior years' claims".

Rollforward of Net Liability for LOSS and LOSS ADJUSTMENT EXPENSES. The following table provides a reconciliation of beginning and ending liability balances, net of reinsurance recoverable, for the years indicated:


                                                   Years Ended December 31,
                                                  --------------------------
(In millions)                                        1996     1995    1994
============================================================================
Liability for losses and LAE
   at beginning of year, net of
   reinsurance recoverable                         $2,752   $2,721  $2,738
----------------------------------------------------------------------------
Provision for losses and LAE
   for current year claims                          1,122    1,200   1,240
Increase (decrease) in estimated
   ultimate losses and LAE for
   prior years' claims                                 16      (24)    (75)
----------------------------------------------------------------------------
        Total losses and LAE incurred               1,138    1,176   1,165
----------------------------------------------------------------------------
Loss and LAE payments for claims attributable to:
   Current year                                       374      367     386
   Prior years                                        882      778     796
        Total losses and LAE payments               1,256    1,145   1,182
Liability for losses and LAE
   at end of year, net of
   reinsurance recoverable                         $2,634   $2,752  $2,721
============================================================================
Liability for losses and LAE at
   end of year (statutory basis) (a)               $2,649   $2,767  $2,730
============================================================================

(a) Difference from GAAP basis due to inclusion of Loss and LAE reserves related to discontinued operations.

TIG experienced unfavorable loss and LAE reserve development for prior years in 1996 of $16 million due primarily to adverse development in Other Lines. In connection with the February 1996 restructuring, TIG completed a re-evaluation of loss and LAE reserves related to run-off lines using additional loss development data received during the first quarter of 1996. This data confirmed adverse loss development trends observed in the second half of 1995 and was a consideration in the decision to exit certain lines of business as discussed at
Item 7.1 - Consolidated Results. As a result of this re-evaluation and management's belief that the restructuring decision will make the claims settlement process less consistent and more volatile, TIG increased loss and LAE reserves by $31 million in the first quarter of 1996 for run-off lines, principally for long haul trucking and large accounts. This reserve strengthening was partially offset by continuing favorable development of 1993 and prior workers' compensation reserves.

Loss and LAE reserve development during 1995 was favorable by $24 million and was primarily comprised of $18 million and $16 million of favorable

                                     PART I
--------------------------------------------------------------------------------

development in commercial multi-peril reserves related primarily to Other Lines policies and Commercial Specialty workers' compensation, respectively. The commercial multi-peril result is due in part to the favorable loss ratio trend stemming from corrective underwriting action instituted since 1993. Most of the favorable development applies to general liability coverages which benefit greatly from TIG's litigation management effort as well as other operational initiatives designed to improve the handling of claims for long-tail coverages. Workers' Compensation reserve development continues to benefit from external factors driving the industry-wide improvement observed in 1994 and 1993. During 1995, both paid loss development and case reserve development remained well below the historical patterns underlying TIG's carried reserves. Higher than expected loss ratio results during 1995 account for offsetting unfavorable development recorded in Other Lines automobile liability coverages. Much of the 1995 adverse development for Other Lines occurred in long-haul trucking programs which were discontinued in 1996.

In 1994, TIG experienced favorable development on prior year reserves of $75 million, principally related to workers' compensation reserves for which results improved nationwide for TIG as well as the rest of the insurance industry. For TIG, payments for prior period losses were less than previously projected, causing the favorable loss development. The improvement was quite extensive in the state of California due to the combined impacts of reform legislation, tough anti-fraud measures, and an improving economy. The majority of this favorable development, which primarily related to 1993 reserves, was reallocated to 1994 accident year reserves and policyholder dividend reserves.

ENVIRONMENTAL RESERVES. TIG's reserves include an estimate of TIG's ultimate liability for asbestos-related matters, environmental pollution, toxic tort and other non-sudden and accidental claims for which ultimate values cannot be estimated using traditional reserving techniques. Establishing reserves with respect to environmental liabilities is one of the most difficult aspects of the reserving process. The legal definition and assignment of responsibility for environmental damage vary widely by state and are still evolving. Defense costs on individual claims are often much greater than the claims costs themselves. Assignment of damages to the time covered by a particular policy can be difficult to assess and may ultimately be assigned judicially. Claims frequently emerge long after the policy has expired.

TIG Re was formed in December 1987 and has no pre-1985 liabilities. Prior to 1985, policy forms did not typically limit coverage for latent liabilities such as pollution, asbestos and other long-tail environmental liabilities. After that date, policy forms began to limit exposures to certain types of latent liabilities. As a result, management believes that TIG Re has minimal exposures to such liabilities.

TIG's environmental claims activity is predominately from hazardous waste and pollution-related claims arising from commercial insurance policies. TIG has not written primary coverage for the major oil or chemical companies. Most of TIG's pollution claims are from small, regional operations or local business involved with disposing wastes at dump sites or having pollution on their own property due to hazardous material use or leaking underground storage tanks. These insureds include small manufacturing operations, tool makers, automobile dealerships, contractors, gasoline stations and real estate developers. About 22% of open environmental claims and 39% of environmental case reserves relate to losses in years 1972 and prior, with the oldest open loss year being 1946. The following table presents selected data on environmental losses and LAE incurred and reserves outstanding:

(In millions, except number          Years Ended December 31,
                                    --------------------------
of outstanding claims)                1996    1995     1994
==============================================================
Net liability for environmental
   losses and LAE at the beginning
   of the year                         $48     $56      $62
Incurred losses and LAE                  2       1        2
Loss and LAE payments                  (11)     (9)      (8)
--------------------------------------------------------------
Net liability for environmental
   losses and LAE at end of year        39      48       56
Reinsurance recoverable                 24      36       25
--------------------------------------------------------------
Gross environmental reserves           $63     $84      $81
--------------------------------------------------------------
Number of outstanding claims           545     543      576
==============================================================

Gross and net environmental loss and LAE reserves declined by 25% and 19% respectively in 1996 as

                                     PART I
--------------------------------------------------------------------------------

compared to 1995 due primarily to the settlement of a mass tort action involving implants. The number of outstanding claims indicates the number of impacted insured accounts and not individual claimants.

An affiliate of Transamerica Corporation ("Transamerica"), TIG's former parent, has agreed to pay 75% of up to $119 million of reserve development and newly incurred claims, up to a maximum reimbursement of $89 million, on policies written prior to January 1, 1993 with respect to certain environmental claims involving paid losses and certain LAE in excess of TIG's environmental loss and LAE reserves at December 31, 1992. Approximately 99% of environmental reserves at December 31, 1996 related to policies written prior to 1993. At December 31, 1996, the Transamerica affiliate had incurred no liability under this agreement.

Management regularly reassesses the adequacy of environmental reserves as part of the reserve review process. Based upon information available on the date of this report and the aforementioned agreement with Transamerica, management believes that stated environmental reserves are adequate and that the ultimate resolution of environmental claims incurred as of December 31, 1996 will not materially impact TIG's consolidated financial position or results of operations.

--------------------------------------------------------------------------------
1.7 REGULATION
================================================================================
GENERAL. TIG's property/casualty insurance companies are subject to regulation by governmental agencies in the states in which they conduct business. The nature and extent of this regulation varies among jurisdictions, but typically involves the following: (1) prior approval of the acquisition of control of an insurance company or any company controlling an insurance company, (2) regulation of certain transactions entered into by an insurance company with any of its affiliates, (3) approval of premium rates for many lines of insurance,
(4) standards of solvency and minimum amounts of capital and surplus which must be maintained, (5) limitations on types and amounts of investments, (6) restrictions on the size of risks which may be insured by a single company, (7) licensing of insurers and their agents, (8) deposits of securities for the benefit of policyholders, (9) approval of policy forms, methods of accounting, establishing reserves for losses and LAE, and (10) filing of annual and other reports with respect to financial condition and other matters. In addition, state regulatory examiners perform periodic examinations of insurance companies, primarily for the protection of policyholders.

As a result of the regulatory supervision of TIG's insurance company subsidiaries under the California Insurance Holding Company System Regulatory Act, and other similar acts in states where TIG has domestic insurance company subsidiaries (the "Holding Company Act"), the insurance company subsidiaries are required to report information on TIG Holdings. Although TIG has relocated the majority of its personnel to Irving, Texas, TIG plans to retain significant operations in California and maintain TIG Insurance's and other insurance company subsidiaries domicile in that state. The Holding Company Act contains certain reporting requirements including those requiring the insurance companies to file information relating to TIG's capital structure, ownership, financial condition and general business operations of its insurance subsidiaries. The Holding Company Act contains reporting and prior approval requirements with respect to transactions among affiliates.

RESTRICTIONS ON DIVIDENDS FROM INSURANCE SUBSIDIARIES. TIG's insurance subsidiaries are subject to various state statutory and regulatory restrictions, applicable generally to each insurance company in its state of incorporation, which limit the amount of dividends or distributions by an insurance company to its shareholders. The restrictions are generally based on certain levels of surplus, investment income and operating income, as determined under statutory accounting practices. If insurance regulators determine that payment of a dividend or any other payment to an affiliate (such as a payment under a tax allocation agreement) would, because of the financial condition of the paying insurance companyor otherwise, be detrimental to such insurance company's policyholders or creditors, the regulators

                                     PART I
--------------------------------------------------------------------------------
may block payment of such dividends or such other payment to the affiliates that would otherwise be permitted without prior approval.

Subject to the requirements discussed below, the California Insurance Code (the "California Code") permits the payment of dividends in any year which, together with other dividends or distributions made within the preceding 12 months, do not exceed the greater of (1) 10% of statutory surplus as of the end of the preceding year or (2) the statutory net income for the preceding year, with larger dividends ("extraordinary dividends") payable only upon prior regulatory approval. All extraordinary dividends must be reported to the commissioner thirty days prior to payment. In addition, California law requires that an insurer report all dividends within five days of declaration and at least ten days prior to payment. The interim period would allow the California Department of Insurance (the "Department") time to take regulatory action if it so elected, with respect to the dividend declared.

The California Code provides that stock property/casualty insurers may declare dividends only from earned surplus. "Earned surplus" is defined as unassigned funds, as required to be reported on the insurer's annual statement. The
California Code prohibits dividends from being paid out of earned surplus derived from unrealized net appreciation of assets or derived from an exchange of assets, unless either such earned surplus has been realized or the assets are currently realizable in cash. An exception to the prohibition allows payment of dividends if, following the dividend, the insurer's surplus as regards policyholders is, (1) reasonable in relation to its outstanding liabilities and
(2) adequate to the insurer's financial needs, as prescribed in the California Code, and the insurance commissioner's prior approval has been obtained.

In June 1993, the California Department of Insurance permitted TIG Insurance Company ("TIC"), TIG's lead insurer, to record a quasi-reorganization of its statutory capital accounts. The effect of the quasi-reorganization was to increase the earned surplus of TIC to zero from a negative $285 million and to decrease contributed surplus by the same amount. This transaction significantly increased TIC's future dividend paying capability as insurance companies may only pay dividends from earned surplus.

Certain other extraordinary transactions between an insurance company and its affiliates, including sales, loans, or investments which in any twelve-month period aggregate at least 5% of its admitted assets or 25% of its statutory capital and surplus, also are subject to prior approval by state insurance regulatory authorities. Service agreements and reinsurance agreements are included within such requirements.

RISK-BASED CAPITAL RULES. The NAIC adopted a formula to calculate risk-based-capital ("RBC") for property/casualty insurance companies. The primary objective of the RBC requirements is to raise the safety net that statutory surplus provides for policyholder obligations. The formula first applied to the property/casualty insurance industry beginning in 1994. The RBC rules do not have a material impact on TIG's business or on its financial condition. The statutory "risk adjusted" capital for each of TIG's insurance subsidiaries as of December 31, 1996 exceeded minimum requirements.

GUARANTY ASSOCIATIONS AND INVOLUNTARY MARKETS. Most states require property/casualty insurers to become members of insolvency funds or associations which generally protect policyholders against the insolvency of an insurer writing insurance in the state. Members of the fund or association must contribute to the payment of certain claims made against insolvent insurers. Maximum contributions required by law in any one year vary between 1% and 2% of annual premium written by a member in that state. Assessments from guaranty funds were $1 million for 1996, 1995 and 1994. Most of these payments are recoverable through future policy surcharges and premium tax reductions.

Provision of coverage for less desirable risks through participation in mandatory programs is also required by most states. TIG's participation in assigned risk pools and similar plans, mandated now or in the future, creates downward pressure on earnings. Involuntary costs resulted in increases in underwriting loss of $18 million, $16 million and $22 million in 1996, 1995, and 1994, respectively. Excluding a one time buyout payment of $3.3 million for a New Jersey auto facility, involuntary costs for 1996 would have declined to $14 million.

                                     PART I
--------------------------------------------------------------------------------
ITEM 2.  BUSINESS PROPERTIES
================================================================================

TIG's business properties include 53 leased locations, one owned facility in Battle Creek, Michigan and two locations where client office space is utilized. The leased locations represent approximately 0.9 million square feet, and the owned location occupies approximately 220,000 square feet.

TIG occupies approximately 275,000 square feet of space in Irving, Texas for which the lease expires in 2009 and may be extended by TIG for two renewal periods of five years each. All of TIG's other existing leases expire by the end of 2007.

--------------------------------------------------------------------------------
ITEM 3. LEGAL PROCEEDINGS
================================================================================

TIG's insurance subsidiaries are routinely engaged in litigation in the normal course of their business. As a liability insurer, the Company defends third-party claims brought against its insureds. As an insurer, the Company defends against coverage claims. In the opinion of TIG, based upon information available on the date of this report, no individual item of litigation, or group of similar items of litigation (including asbestos-related and environmental pollution matters and the matter referred to below), taken net of reserves established therefor and giving effect to insurance and reinsurance, is likely to result in judgments for amounts material to TIG's consolidated results of operations.

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

--------------------------------------------------------------------------------
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
================================================================================

There were no matters submitted to a vote of security holders, through solicitation of proxies or otherwise, during the fourth quarter of 1996.

                                     PART II
--------------------------------------------------------------------------------
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS
================================================================================

The principal market in which TIG Holdings' common stock is traded is the New York Stock Exchange. There were 375 shareholders of record on December 31, 1996, representing approximately 12,500 beneficial owners. Information concerning restrictions on the ability of TIG Holdings' subsidiaries to transfer funds to TIG Holdings in the form of cash dividends is set forth in Item 7.8 - Liquidity and Capital Resources - Liquidity Restrictions and Note J to the Consolidated Financial Statements at Item 8. In February 1997, a dividend of $0.15 per share was paid.

The closing market price and cash dividends paid by calendar quarter for 1996 and 1995 are as follows:


                                    1996                                        1995
                      ---------------------------------              --------------------------------
                          Market Price        Dividend                  Market Price        Dividend
Quarter                  High       Low       per share                High       Low       per share
=====================================================================================================
   1                  $33.625      $26.250     $0.05                 $22.500     $18.625      $0.05
   2                  $33.625      $28.500     $0.05                 $24.500     $22.125      $0.05
   3                  $30.125      $27.000     $0.05                 $26.875     $22.250      $0.05
   4                  $34.000      $28.500     $0.05                 $28.500     $25.000      $0.05
-----------------------------------------------------------------------------------------------------

Year end closing price             $33.875                                       $28.500
=====================================================================================================

                                     PART II
--------------------------------------------------------------------------------
ITEM 6. SELECTED FINANCIAL DATA
================================================================================

The following information should be read in conjunction with Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations and with the audited Consolidated Financial Statements and notes thereto at Item 8 Financial Statements and Supplementary Data.


(In millions except per share data)                   1996           1995          1994           1993          1992
======================================================================================================================
CONSOLIDATED RESULTS:
    Net premium earned                              $1,539         $1,618        $1,549         $1,542        $1,604
    Net investment income                              290            268           249            241           240
    Realized investment gains (losses)                  (4)           (11)          (20)            98           165
                                                   -------------------------------------------------------------------
    Total revenues                                  $1,825         $1,875        $1,778         $1,881        $2,009
                                                   -------------------------------------------------------------------
    Income (loss) from continuing operations           $79           $118           $52          $(128)         $(42)
    Loss from discontinued operations                    -              -             -              -          (151)
    Cumulative effect of change in accounting            -              -             -              -           (15)
                                                   -------------------------------------------------------------------
    Net income (loss)                                  $79           $118           $52          $(128)        $(208)
----------------------------------------------------------------------------------------------------------------------
PER SHARE RESULTS (a):
    Net income (loss) per common share               $1.30          $1.89         $0.79         $(2.04)            -
    Weighted average common shares                    59.3           61.6          63.1           63.5             -
    Dividends declared per common share              $0.20          $0.20         $0.20          $0.05             -
----------------------------------------------------------------------------------------------------------------------
FINANCIAL  POSITION:
    Investments                                     $4,233         $4,550        $3,919         $4,201        $3,443
    Total assets                                     6,476          6,683         6,116          6,253         5,661
    Reserves for losses and LAE                      3,760          3,886         3,873          3,845         3,405
    Notes payable                                      123            120             -              -            31
    Mandatory redeemable preferred stock                25             25            25             25             -
    Shareholders' equity                             1,207          1,376         1,042          1,203         1,087
    Book value per common share                     $22.41         $23.09        $16.81         $18.86             -
----------------------------------------------------------------------------------------------------------------------
COMMON STOCK (a):
    Market high                                    $34.000        $28.500       $23.250        $28.000             -
    Market low                                      26.250         18.625        17.250         20.375             -
    Market close                                    33.875         28.500        18.750         22.625             -
    Common shares outstanding net of treasury stock   53.9           59.6          62.0           63.8             -
----------------------------------------------------------------------------------------------------------------------
STATUTORY RESULTS  (b):
    Combined Surplus                                  $975           $952          $901           $864          $768
                                                   -------------------------------------------------------------------
    Net income (loss)                                 $184           $136           $13           $(54)         $(97)
                                                   -------------------------------------------------------------------
    Loss and LAE ratio                                73.8           72.9          76.4           92.1          98.9
    Underwriting expense ratio                        30.2           30.7          32.1           31.6          30.5
    Policyholder dividends ratio                       1.0            1.7           1.9            1.5           1.5
                                                   -------------------------------------------------------------------
    Combined ratio                                   105.0          105.3         110.4          125.2         130.9
                                                   -------------------------------------------------------------------
    Net premium written to surplus ratio              1.6x           1.7x          1.8x           1.8x          2.1x
======================================================================================================================

   (a)The initial public offering of TIG Holdings common stock was completed in May 1993, therefore per share results and common stock data are not applicable for 1992.
   (b)  Ratios are calculated for continuing operations only.

                                     PART II
--------------------------------------------------------------------------------
ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS
--------------------------------------------------------------------------------
7.1      CONSOLIDATED RESULTS
================================================================================

The following discussion provides management's assessment of financial results and material changes in financial position for TIG Holdings, Inc. ("TIG Holdings") and its subsidiaries (collectively "TIG") and presents management's expectations for the near term future. The analysis focuses on the performance of TIG's three major operating divisions, Reinsurance, Commercial Specialty and Retail, and its investment portfolio, which are discussed at Items 7.2, 7.3, 7.4 and 7.7, respectively. Lines of business that have been de-emphasized ("Other Lines") are discussed at Item 7.5. For a better understanding of this analysis, reference should be made to Item 1 - Description of Business and to Item 8 - Financial Statements and Supplementary Data.

Statements contained in the Management's Discussion and Analysis and elsewhere in this document that are not based on historical information are forward-looking statements and are based on management's projections, estimates and assumptions. Management would like to caution readers regarding its forward-looking statements (see Item 7.10 - Forward-Looking Statements).

Key industry terms that appear in the Management's Discussion and Analysis and elsewhere in this document are defined at Item 7.11. Certain reclassifications of prior years' amounts have been made to conform with the 1996 presentation.

OVERVIEW.  The following table shows the major components of net income:

                                      Years Ended December 31
                                     -------------------------
(In millions)                           1996    1995     1994
==============================================================
Gross premium written                 $1,924  $2,036   $1,987
--------------------------------------------------------------
Net premium written                   $1,529  $1,610   $1,621
--------------------------------------------------------------

Net premium earned                    $1,539  $1,618   $1,549
Less:
   Losses and LAE incurred             1,138   1,176    1,165
   Underwriting expenses and
      policyholder dividends             466     501      531
--------------------------------------------------------------
   Underwriting loss                     (65)    (59)    (147)

Net investment income                    290     268      249
Net investment loss                       (4)    (11)     (20)
Interest expense                          (9)     (6)       -
Corporate expense                        (37)    (37)     (37)
Restructuring charges                   (100)      -        -
--------------------------------------------------------------
Income  before tax benefit (expense)      75     155       45
Income tax benefit (expense)               4     (37)       7
--------------------------------------------------------------

   Net income                            $79    $118      $52

   Income excluding restructuring
      charges and investment loss,
      net of tax                        $147    $125      $65
==============================================================


The $39 million or 33% decrease in 1996 net income as compared to 1995 is attributable to a $100 million ($65 million after tax) restructuring charge recorded in the first quarter of 1996 which is discussed below. Income excluding restructuring charges and investment loss increased by $22 million or 18% in 1996 over 1995 as reserve strengthening of $31 million was more than offset by a $22 million increase in investment income and a $20 million deferred tax benefit. As discussed at Item 1.6 - Reserves, TIG strengthened Other Lines loss and LAE reserves by $31 million in March 1996 in response to adverse development and the decision to

                                     PART II
--------------------------------------------------------------------------------

exit such business. As discussed at Item 7.7 - Investments, the book yield of the investment portfolio increased from 6.7% for the year ended December 31, 1995 to 7.5% for the year ended December 31, 1996 due to a shift in portfolio mix toward high yield bonds. In March 1996, TIG entered into settlement agreements with the IRS on several outstanding audit assessments, which resulted in a redetermination of certain tax liabilities related to prior tax years. As a result of the redetermination, a $20 million deferred tax benefit was recognized.

The $66 million or 127% increase in 1995 net income compared to 1994 arose principally from improved underwriting results of $88 million, primarily in Retail and in Other Lines. Retail's underwriting loss declined by $49 million in 1995 as underwriting results for 1994 included $45 million in catastrophe costs arising from the Northridge, California earthquake. The underwriting loss from Other Lines declined by $56 million in 1995 due to lower premium volume and a decline in the statutory combined ratio from 124.6 in 1994 to 114.6 in 1995 as a result of the 90% reinsurance of financial institutions business and corrective underwriting actions taken since 1993. In addition, net investment income increased by $19 million or 7.6% in 1995 compared to 1994 due to an increase in funds available for investment, partially attributable to the issuance of $100 million in notes in April 1995. Net investment losses declined by $9 million due to a general decline in interest rates in the second half of 1995.

RESTRUCTURING CHARGES. In February 1996, TIG announced the reorganization of its commercial operations and plans to exit certain lines of business that failed to meet profitability standards. As a result of this reorganization, TIG took the following actions: 1) combined its Specialty Commercial and Workers' Compensation divisions to form a new division called Commercial Specialty, 2) identified field offices for consolidation and closure, 3) identified lines of business for non-renewal or cancellation for which 1995 net premium written was approximately $190 million, 4) formed a run-off division (called "Other Lines") to administer contractually required policy renewals for run-off lines of business, and 5) notified approximately 600 employees that their positions would be eliminated. At December 31, 1996, the consolidation/closure of field offices was complete although various lease obligations remain; net written premium for Other Lines had declined by 50% for the year ended December 31, 1996 as compared to 1995; and approximately 600 employees' responsibilities had been outsourced to third party service providers or their employment had been otherwise terminated. At December 31, 1996, TIG has approximately 1,300 employees as compared to approximately 2,000 employees at December 31, 1995.

TIG recorded a $100 million accrual in first quarter 1996 for estimated restructuring charges comprised of severance of $17 million; contractual policy obligations of $37 million; office lease termination of $18 million; furniture, equipment and capitalized software write-downs of $12 million; and a reserve for litigation and credit issues related to terminated producers of $16 million. The remaining reserve at December 31, 1996, is $53 million. Charges against the restructure accrual of $47 million have been recorded during 1996 and are comprised of $9 million in severance, $23 million in contractual policy obligations, $10 million in lease termination costs and $5 million in asset write-downs.

PREMIUM.  The following table displays net premium written by division:

                               Year Ended December 31
                              ------------------------
(In millions)                   1996    1995     1994
======================================================
Reinsurance                     $548    $511     $440
Commercial Specialty             460     437      462
Retail                           370     358      314
------------------------------------------------------
Ongoing Lines                  1,378   1,306    1,216
Other Lines                      151     304      405
------------------------------------------------------
Total                         $1,529  $1,610   $1,621
======================================================

Growth in ongoing lines net premium written was 5.5% in 1996 and 7.4% in 1995 as compared to the corresponding prior year. The decline in the premium growth rate in 1996 is attributable to highly competitive market conditions for both reinsurance and primary insurance products. Oversupply of capital in the insurance industry has resulted in

                                     PART II
--------------------------------------------------------------------------------

significant downward pricing pressure, making it increasingly difficult to write business which meets TIG's profitability standards. TIG's marketing focus for all operating divisions, particularly Commercial Specialty, is to develop "program" business. Programs are typically characterized as having a controlled production source, homogeneous risks and a market niche. Management believes that programs generally have more predictable loss patterns and a lower, variable cost structure which produces higher operating margins.

Since mid-1993, TIG has sought to improve profitability by eliminating products requiring high cost manual processing on an individual policy basis or for which adequate pricing could not be obtained due to market conditions. Business targeted for non-renewal has been classified as Other Lines. As expected, the declines in Other Lines net premium written in 1996 and 1995 has more than offset premium growth in ongoing lines. Management estimates that the last renewals for remaining policies in-force at December 31, 1996 will be processed by late 1997 and that related net premium written will decline by over 75% in 1997 as compared to 1996.

STATUTORY COMBINED RATIO. A key measure of an insurance company's performance is its statutory combined ratio. The following table shows the combined ratio for TIG's active operating divisions individually and on a consolidated basis.


                                     Combined Ratio
                                 -----------------------
                                  1996    1995     1994
========================================================
Reinsurance                      102.5   103.6    104.4
Commercial Specialty             104.1   103.9     97.4
Retail                           101.2   101.6    117.6
--------------------------------------------------------
Ongoing lines                    102.7   103.2    105.4
Other Lines                      118.0   114.6    124.6
--------------------------------------------------------
Consolidated                     105.0   105.3    110.4
========================================================

The gradual improvement in the combined ratio for ongoing lines from 1994 to 1996 is attributable to loss cost management and expense control programs implemented by management since 1993. In 1996, the combined ratio for Other Lines was increased by 14.4 percentage points as a result of reserve strengthening of $31 million recorded in March 1996 (see Item 1.6 - Reserves). In 1994, the combined ratio for Retail was increased by 14.3 percentage points and the consolidated combined ratio was increased by 3.2 percentage points due to losses of $49 million incurred related to the Northridge, California earthquake.

                                     PART II
--------------------------------------------------------------------------------
7.2 REINSURANCE
================================================================================

PREMIUM. TIG's reinsurance operations are conducted through TIG Re which is based in Stamford, Connecticut. TIG Re's marketing strategy and distribution system are described at Item 1.2 - Reinsurance. The table below shows premium production for TIG Re:

                              Years Ended December 31,
                              ------------------------
(In millions)                   1996    1995     1994
======================================================
Specialty  casualty             $362    $428     $398
Reverse flow                      65      17      -
Specialty property                63      54       35
International                     29      24        8
Other                             29     (12)      (1)
------------------------------------------------------
   Net premium written          $548    $511     $440
   Gross premium written         576     587      522
------------------------------------------------------
   Retention Ratio              95.1%   87.1%    84.3%
======================================================

Growth in net premium written was 7%, 16% and 27% in 1996, 1995 and 1994, respectively, in comparison to the corresponding prior year. The high growth rate in 1994 and 1995 was driven by widespread restructuring of corporate reinsurance programs and uncertainty in the Lloyd's of London reinsurance market where market opportunities for TIG Re expanded to include international property as well as U.S. casualty business previously placed in London. Market conditions softened considerably in 1996 in response to the restructuring of the Lloyd's of London market and an oversupply of capital in both reinsurance and primary insurance markets. As a result of competitive primary market conditions, a number of TIG Re's ceding company clients reduced their reinsurance programs in 1996 to maintain their premium volume.

New business comprised $135 million, $118 million, and $143 million of net premium written in 1996, 1995 and 1994, respectively. The majority of new business is attributable to new ceding company relationships, principally in the property and auto liability areas, developed as a result of TIG Re's efforts to create additional distribution channels. In January 1994, TIG Re established an office in London, England which produced $29 million of net premium written in 1996, primarily on international risks, compared to $23 million and $8 million in 1995, and 1994, respectively. TIG Re has also expanded its distribution channels since 1994 by identifying insurance market opportunities and presenting programs directly to TIG Insurance and other ceding company production partners. Such "reverse flow" business increased by $48 million in 1996 and $17 million in 1995 as compared to the corresponding prior year.

During 1996, TIG Re established a fully integrated Lloyd's vehicle through the formation and capitalization of a wholly owned managing agent that will manage, and a wholly owned corporate name that will provide the sole support for, syndicate 1218. This was the first fully integrated corporate vehicle to have been approved in the history of Lloyd's. The formation of the syndicate will allow TIG Re to write insurance and reinsurance world-wide, and is expected to form an important part of any international expansion undertaken by TIG Re. The syndicate has a stamp capacity of (pound)20 million for the 1997 account to access international property and casualty business. Also, during December of 1996, TIG Re was approved as a licensed reinsurer in Canada.

The 8.0 percentage point increase in the retention ratio in 1996 as compared to 1995 is principally attributable to the change in structure of one large program to assuming premium on a net written basis instead of a gross written basis. Other net premium written is net of bulk premium cessions not applicable to a specific line of business and includes for 1995, premium ceded by TIG Re to TIG Insurance under an aggregate stop loss reinsurance treaty similar to external reinsurance coverage purchased by TIG Re in 1996 and 1994. Premium ceded by TIG Re under the 1995 internal reinsurance treaty is reflected in the gross and net premium of Other Lines.

UNDERWRITING RESULTS. The improvement in TIG Re's underwriting results from 1994 to 1996 reflects management's expectations regarding the selection of clients/programs that will produce satisfactory returns and the impact of reduced participation in under-performing treaties. There have been some

                                     PART II
--------------------------------------------------------------------------------
upward changes in commission and brokerage rates on business renewed from 1994 to 1996, but most casualty accounts have been renewed at expiring terms. Underwriting expenses increased during 1996, principally due to expenses of $2.1 million incurred in connection with TIG Re's formation of a facultative unit as discussed at Item 1.2 - Reinsurance. As discussed in Item 1.6 - Reserves, the estimation of TIG Re's loss and LAE reserves and therefore net loss and LAE incurred is subject to significant uncertainty due to TIG Re's relatively short operating history and rapid premium growth.

The following tables summarize TIG Re's underwriting results:

                              Year Ended December 31,
                              ------------------------
(In millions)                   1996    1995     1994
======================================================
Net premium earned              $534    $483     $394
Less:
   Net loss and LAE incurred     386     361      299
   Commission expense            137     117       97
   Other underwriting expense     25      22       20
------------------------------------------------------
Underwriting loss               $(14)   $(17)    $(22)
------------------------------------------------------

STATUTORY RATIOS:
------------------------------------------------------
Loss and LAE                    72.3    74.6     75.9
Commission expense              25.5    24.6     24.3
Other underwriting expense       4.7     4.4      4.2
------------------------------------------------------
Combined ratio                 102.5   103.6    104.4
======================================================

--------------------------------------------------------------------------------
7.3 COMMERCIAL SPECIALTY
================================================================================

PREMIUM. Commercial Specialty provides specialized insurance products through four main business units: Sports and Leisure, Workers' Compensation, Primary Casualty and Excess Casualty. Most support services for Commercial Specialty are provided by TIG's national support center in Irving, Texas. In addition, workers' compensation and excess casualty products are distributed through field offices nationwide. TIG's marketing strategy and distribution systems are described at Item 1.3 - Commercial Specialty. The table below shows the distribution of Commercial Specialty net premium written by business unit:

                             Years Ended December 31,
                            --------------------------
(In millions)                   1996    1995     1994
======================================================
Workers' Compensation           $191    $216     $284
Sports and Leisure               163     166      152
Primary Casualty                  66      30       13
Excess Casualty                   40      25       13
------------------------------------------------------
   Net premium written          $460    $437     $462
   Gross premium written         633     578      588
------------------------------------------------------
   Retention ratio              72.7%   75.6%    78.6%
======================================================

Total Commercial Specialty net premium written for 1996 approximated 1994 production levels after dropping 5% in 1995 due to a decline in Workers' Compensation production. Since 1994, declining Workers' Compensation premium has offset premium growth in other Commercial Specialty units. A number of states have enacted workers' compensation reforms which has intensified competitive market conditions nationwide. Although workers' compensation production for the second half of 1996 was slightly higher than the second half of 1995, management believes that increasingly competitive market conditions will make it difficult to maintain 1996 production levels in 1997. Sports and Leisure premium production was flat in 1996 as compared to 1995 due to the loss of several large accounts.

Growth in Primary Casualty and Excess Casualty net premium written since 1994 is attributable to TIG's marketing focus on the development of program business through strategic MGA relationships. Growth in 1996 is principally attributable to expansion of existing commercial auto programs and development of excess and surplus lines programs. In late 1996, TIG entered into a quota share reinsurance arrangement with another insurer with respect to certain excess and surplus lines programs in conjunction with such insurer's hiring of certain TIG underwriting personnel. Commercial Specialty will continue to underwrite excess and surplus lines business through its Excess Casualty unit and the

                                     PART II
--------------------------------------------------------------------------------
reinsurance arrangement with such insurer. TIG does not anticipate a significant reduction in Commercial Specialty net premium written as a result of the quota share arrangement.

UNDERWRITING   RESULTS.  The  table  below  presents  underwriting  results  for
Commercial Specialty operations:


                              Years Ended December 31,
                              ------------------------
(In millions)                   1996    1995     1994
======================================================
Net premium earned              $429    $419     $413
Less:
   Net loss and LAE incurred     298     296      273
   Commission expense             84      72       51
   Premium related expense        19      20       23
   Other underwriting expense     39      21       23
   Policyholder dividends          2      14       25
------------------------------------------------------
Total underwriting loss         $(13)    $(4)     $18
------------------------------------------------------

STATUTORY RATIOS:
------------------------------------------------------
Loss and LAE                    69.2    70.5     65.7
Commission expense              19.2    17.4     15.3
Premium related expense          4.0     4.8      4.3
Other underwriting expense       8.5     4.9      5.1
Policyholder dividends           3.2     6.3      7.0
------------------------------------------------------
Combined ratio                 104.1   103.9     97.4
======================================================

Commercial Specialty's underwriting loss increased by $9 million in 1996 as compared to 1995 due primarily to an $18 million increase in other underwriting expense. Approximately $7 million of the increase in other underwriting expense is attributable to non-recurring start-up costs incurred for one excess and surplus lines program which was reinsured in late 1996. Advertising costs and additional staff costs related to the start up of various other Commercial
Specialty  programs  account  for  another $5 million  of the  increase  while a decrease in servicing carrier fees received for administering certain involuntary pools account for $3 million of the increase.

Commercial Specialty's underwriting results declined by $22 million in 1995 as compared to 1994 principally due to favorable development recognized in 1994 on prior year workers' compensation reserves as discussed at Item 1.6 Reserves. A portion of the decline in 1995 underwriting results is attributable to increased commission rates as discussed below.

The statutory commission expense ratio increased by 1.8 percentage points in 1996 and 2.1 percentage points in 1995 as compared to the corresponding prior year. The increase in commission rates reflects the increasing volume of program business produced through MGAs. Although commissions are generally higher, other underwriting expenses associated with program business are generally less than traditional business since many "other underwriting" costs are covered by the MGAs' commission. The shifting of other underwriting expenses to MGAs creates a variable cost structure for TIG.

Policyholder dividends incurred and the statutory policyholder's dividend ratio have declined significantly from 1994 to 1996. The decrease is due to the combined impact of the repeal of California's minimum rate law in January 1995, which reduced the emphasis on policyholder dividends, and the reduction in California workers' compensation business written by TIG. In 1996, premium for participating business was $62 million as compared to $146 million in 1994. The decline in policyholder dividends has not significantly impacted net underwriting results as non-participating policies are generally structured with lower premium rates.

                                     PART II
--------------------------------------------------------------------------------
7.4 RETAIL
================================================================================

PREMIUM. Retail operations are based in Battle Creek, Michigan. TIG's retail marketing strategy and distribution system are described at Item 1.4 - Retail. The table below presents premium production for Retail by major product:

                              Years Ended December 31,
                              ------------------------
(In millions)                   1996    1995     1994
======================================================
Standard automobile             $185    $170     $171
Homeowners                       107     133       81
Non-standard automobile           40      30        0
Small Business                     9       2        0
All Other                         29      23       62
------------------------------------------------------
   Net written premium          $370    $358     $314
   Gross written premium         422     404      358
------------------------------------------------------
   Retention Ratio              87.7%   88.6%    87.7%
======================================================

Retail net premium written increased by approximately $12 million or 3.4% in 1996 from 1995. Standard automobile premium increased by $15 million or 8.8% primarily as a result of expansion in target markets (Michigan, California, Connecticut and Hawaii) and represents 50% of total Retail net premium written. Non-standard automobile premium has increased to $40 million, or approximately 11% of total Retail premium, since the market was initially targeted in 1995. Growth in auto lines for 1996 was offset by planned reductions in homeowner's premium in accordance with management plans to decrease exposure in catastrophe prone areas (primarily California, New York and Florida).

Retail net premium written increased by approximately $44 million or 14% in 1995 from 1994, principally due to growth of $29 million in automobile lines of which $30 million related to non-standard automobile. During 1995, Retail targeted the non-standard automobile market and developed strategic relationships with several MGAs.

UNDERWRITING RESULTS. The following table summarizes Retails' underwriting results:

                              Years Ended December 31,
                              ------------------------
(In millions)                   1996    1995     1994
======================================================
Net premium earned              $363    $337     $312
Less:
   Net loss and LAE incurred     259     244      270
   Commission expense             59      56       53
   Premium related expense        17      16       16
   Other underwriting expense     32      27       28
------------------------------------------------------
Underwriting loss                $(4)    $(6)    $(55)
------------------------------------------------------
Underwriting gain (loss)
   excluding catastrophes         $4     $13      $(6)
------------------------------------------------------

STATUTORY RATIOS:
------------------------------------------------------
Loss and LAE                    71.3    72.5     86.7
Commission expense              16.2    16.9     16.9
Premium related expense          4.7     4.6      5.0
Other underwriting expense       9.0     7.6      9.0
------------------------------------------------------
Combined ratio                 101.2   101.6    117.6
======================================================
Combined ratio
   excluding catastrophes       98.9    96.1    103.8
======================================================

Retail's underwriting gain excluding catastrophes declined by $9 million to $4 million in 1996 and the combined ratio excluding catastrophes increased by 2.8 percentage points over 1995. The deterioration in the combined ratio excluding catastrophes is principally due to a 2.0 percentage point rise in the loss and LAE ratio excluding catastrophes resulting from increased frequency and severity of reported losses for standard and non-standard automobile lines. In addition, the underwriting expense ratio increased by 1.4 percentage points due to start up costs of $3.4 million incurred to develop the Small Business unit and program business.

Retail's underwriting results excluding catastrophes improved substantially in 1995 in comparison to 1994 due to rate increases effective in 1995 and cost containment measures implemented in 1994. The

                                     PART II
--------------------------------------------------------------------------------
most significant rate increases were in California and were comprised of 9.9% for homeowners; 73% for earthquake; and 6.7% for automobile. In 1994, Retail implemented a number of cost containment measures which included medical cost control procedures and other vendor programs. These expense controls and increasing premium volume reduced the other underwriting expense ratio in 1995.

Catastrophe costs decreased to $8.4 million in 1996 compared to $18.6 million in 1995 and $48.7 million in 1994. TIG's 1996 and 1995 catastrophe costs were mainly attributable to various windstorm, rain and flood losses due to seasonal storms in western states and to hurricane activity in southeastern states. The January 1994 Northridge earthquake contributed $44.7 million of the catastrophe costs for 1994.

--------------------------------------------------------------------------------
7.5 OTHER LINES
================================================================================

Other lines principally includes commercial lines that have been placed in run-off due to failure to meet profitability standards. See Item 1.5 for a description of business placed in run-off.

                              Years Ended December 31,
                              ------------------------
(In millions)                   1996    1995     1994
======================================================
Gross premium written           $294    $466     $520
------------------------------------------------------
Net premium written             $151    $304     $405
------------------------------------------------------
Net premium earned              $213    $379     $430
Less:
   Net loss and LAE incurred     195     275      323
   Commission expense             24      49       71
   Premium related expense        14      21       23
   Other underwriting expense     13      65       99
   Dividends to policyholders      1       1        2
------------------------------------------------------
        Total underwriting loss $(34)   $(32)    $(88)
------------------------------------------------------

STATUTORY RATIOS:
------------------------------------------------------
Loss and LAE                    91.3    73.5     79.3
Commission expense              10.3    13.0     17.4
Premium related expense          8.3     6.4      6.6
Other underwriting expense       7.4    21.3     21.2
Policyholder dividend ratio      0.7     0.4      0.1
------------------------------------------------------
Combined ratio                 118.0   114.6    124.6
======================================================


PREMIUM. Non-renewal of Other Lines business has generally progressed at a faster rate than originally expected by TIG management. The rapid elimination of this business is attributable to pro-active efforts by TIG in assisting producers with placing their business with other insurance carriers. As a result, TIG has in many cases avoided lengthy cancellation notice periods. Management estimates that the last renewals for remaining policies in-force at December 31, 1996 will be processed by late 1997 and that related net premium written will decline by over 75% in 1997 as compared to 1996.

UNDERWRITING RESULTS. As discussed at Item 1.6, TIG strengthened loss and LAE reserves for Other Lines by $31 million during the first quarter 1996. This reserve strengthening increased the year to date 1996 loss and LAE ratio by approximately 14.4 percentage points. Commission expense ratio fluctuations with prior periods are primarily attributable to the changing mix of business as some products are non-renewed more quickly than others. Underwriting expenses declined in 1996 due to the elimination of overhead costs and the first quarter 1996 accrual for contractual policy obligations as discussed in Note C to the Consolidated Financial Statements.

                                     PART II
--------------------------------------------------------------------------------
7.6  EXPOSURE MANAGEMENT
================================================================================

GENERAL REINSURANCE PROGRAM. TIG purchases reinsurance to allow it to insure larger risks while controlling exposure to larger losses and catastrophes. Each year, TIG's reinsurance program is modified based upon changes in TIG's business mix, coverage availability and pricing. Reinsurance purchased may include treaty, pro rata, facultative and aggregate stop loss coverages. TIG's ceding reinsurance agreements are generally structured on a treaty basis whereby all risks meeting certain criteria are automatically reinsured. During 1994, TIG centralized the reinsurance purchasing function for all operating divisions except TIG Re and increased minimum retentions. Limited authority is still granted to individual business units regarding treaty and facultative placements, which adds flexibility to TIG's reinsurance program.

TIG Re purchases reinsurance (retrocessional cover) and aggregate stop loss coverage separately from TIG Insurance's primary operations. TIG Re purchases property catastrophe coverage and several retrocessional coverages for specific treaties or programs. In 1995, TIG Re purchased aggregate stop loss reinsurance coverage from TIG Insurance, similar to external reinsurance purchased in 1996 and 1994.

The priorities in TIG's reinsurance program are security of reinsurance (ability of the reinsurer to pay losses now and in the future), coverage and price. Reinsurers' financial acceptability is monitored and recoverables are pursued. Contract terms are reviewed annually and renegotiated in the interim if required to remain in compliance with program needs. Continuity in reinsurance relationships is a high priority for TIG, with several coverages remaining in place for 20 or more years with the same reinsurer. Reinsurers are subject to licensing and regulation in the jurisdictions in which they conduct business. Countries outside of the United States have varying levels of regulation of insurance and reinsurance companies. Many states allow financial statement credit for reinsurance ceded to a reinsurer that is licensed in another state or foreign jurisdiction, provided such reinsurance meets certain financial requirements or the insurer is provided with collateral (usually in the form of a letter of credit) to secure the reinsurer's obligations. To maintain its ability to receive financial statement credit, TIG typically requires its reinsurers to be licensed in the ceding insurer's state of domicile or to submit collateral in a form and in an amount sufficient to secure the reinsurer's obligations to TIG. Reinsurance does not legally discharge an insurer from its primary liability for the full amount of the policies it writes. If a reinsurer fails to meet its obligations under the reinsurance agreement, the ceding company is required to pay the loss. At December 31, 1996 and 1995, TIG had an allowance of $9 million for potentially unrecoverable reinsurance. TIG's five largest non-affiliated reinsurers are as follows:

                                    Reinsurance
                                  Recoverable at          Best's
(In millions)                   December 31, 1996        Rating (1)
===================================================================
American Reinsurance Company         $175                 A+
Underwriters Reinsurance Company      107                 A+
General Reinsurance Corporation       101                 A++
Hannover Ruckversicherung              99                 A+
Centre Reinsurance Company
     of  NewYork                       88                 A
===================================================================
1)   The ratings are taken from the Best's Key Rating Guide, 1996 Edition.
                                    ------------------------

Ceded written premium equaled approximately 21% of gross premium written in 1996 and 1995 and 18% of gross written premium in 1994. The increase in premium ceded in 1996 and 1995 as compared to 1994 is principally attributable to the 90% cession of financial institutions business as discussed at Item 7.5 - Other Lines.

CATASTROPHE REINSURANCE PROGRAM. TIG is exposed to multiple insured losses arising out of a single occurrence, such as a natural or man-made catastrophe. Such an event may generate insured losses in any or all of TIG's operating divisions. TIG's exposure to catastrophe losses arises principally from hurricane, windstorm, earthquake, fire and explosion. TIG manages its exposure to such losses from an underwriting perspective by limiting the accumulation of known risks in exposed areas, and from a reinsurance perspective, by purchasing catastrophe reinsurance. Catastrophe reinsurance treaties are

                                     PART II
--------------------------------------------------------------------------------
written to cover one or two loss events per year. If the coverage is exhausted, additional catastrophe coverage under the treaty may be purchased (a reinstatement of the original coverage) by paying an additional contractually defined premium subsequent to a loss. If all contractual reinstatements are exhausted, reinstatement of coverage may be available by paying an additional premium at prevailing market rates. TIG's catastrophe reinsurance program provided for $250 million of gross coverage in 1996 and 1995, and $200 million in 1994. After consideration of reinsurance reinstatement premium, TIG effectively retained approximately 95% of the first $50 million of losses and 5% of losses in excess of $50 million for 1996, 1995 and 1994. In 1995, TIG Re entered into a separate catastrophe reinsurance agreement providing $25 million in excess of a $15 million retention for TIG Re's property program. This treaty will be in effect for three years.

No major catastrophe losses were incurred by TIG in 1996 or 1995. However, as a result of the 1994 Northridge earthquake, management intensified its efforts to reduce TIG's exposure to catastrophic loss in any one geographic region and analyzed loss exposures by zip code for catastrophe prone areas. The majority of TIG's catastrophe exposure is from the Retail division. Since the Northridge earthquake, Retail has implemented a new catastrophe management strategy for reducing PML hurricane and earthquake exposures which includes disciplined underwriting guidelines for coastal property, termination of unprofitable agents with high PML's, increased rates and deductibles for earthquake coverage, and reduced writings for tenant, condominium and mobile home business. As part of this strategy, TIG developed and received approval in July 1995 from the California Department of Insurance for a stand alone "no frills" earthquake policy for writing in that state. This new policy was effective in the third quarter of 1995, and contains only basic coverage for roofs, walls and limited amounts for contents. At December 31, 1996, all of Retail's earthquake policies in force were the new "no frills" policy. In addition, California property policies in force had decreased by 37% at December 1996 as compared to December 1993. As a result, Retail's estimated PML at December 1996 for an earthquake equivalent to the Northridge earthquake has been reduced approximately 75% from the estimated December 1993 PML. Accordingly, TIG's gross catastrophe coverage was reduced to $170 million for 1997.

Losses from coverages other than property insurance may also occur from an event giving rise to catastrophic property losses. For example, an earthquake or explosion could cause workers' compensation losses as well as property losses. TIG has estimated a PML for such an event and coordinates its underwriting guidelines and reinsurance covers to limit its probable maximum loss. It is possible that the PML estimated by TIG may either understate or overstate, perhaps to a significant degree, the possible losses to TIG which could be generated by insured loss events.

As with all property/casualty insurers, TIG expects to pay some losses related to catastrophes and prices its products accordingly. Total gross catastrophe losses aggregated $15 million, $34 million and $106 million in 1996, 1995 and 1994, respectively. Total net catastrophe costs, including reinsurance reinstatement premium, aggregated $11 million, $24 million and $54 million in 1996, 1995 and 1994, respectively.

                                     PART II
--------------------------------------------------------------------------------
7.7 INVESTMENTS
================================================================================

INVESTMENT MIX. Management continues to emphasize a conservative investment strategy by maintaining a portfolio of primarily high-quality, fixed maturity investments. In accordance with SFAS 115, TIG's entire fixed maturity portfolio has been classified as available-for-sale. As a result, all fixed maturity investments are recorded in TIG's financial statements at fair value. Unrealized gains and losses on fixed maturity investments and related hedges are recorded net of tax directly in shareholders' equity. See Note D to the Consolidated Financial Statements at Item 8 for further discussion. Following is a summary of TIG's investment portfolio by type of investment.

                                                 December 31,
                                 ---------------------------------------------
                                        1996                    1995
                                 ---------------------------------------------
                                  Market  % of Market     Market  % of Market
(In millions)                      Value    Portfolio      Value    Portfolio
==============================================================================
Corporate and other bonds         $1,242         29.3%  $    658         14.5%
Mortgage-backed securities         1,210         28.6      1,405         30.9
United States government bonds     1,070         25.3      1,388         30.5
Municipal bonds                      535         12.6        951         20.9
------------------------------------------------------------------------------
Total fixed maturity investments   4,057         95.8      4,402         96.8
Short-term and other investments     176          4.2        148          3.2
------------------------------------------------------------------------------
Total invested assets             $4,233        100.0%    $4,550        100.0%
==============================================================================

During the first half of 1996, tax-exempt municipal bonds and certain other lower-yielding securities were disposed of in favor of higher-yielding corporate bonds and mortgage-backed securities. As a result, the book yield of the portfolio increased to 7.5% for the year ended December 31, 1996 from 6.7% for the year ended December 31, 1995. Invested assets declined by $317 million at December 31, 1996 as compared to December 31, 1995 due to repurchases of treasury stock as discussed at Item 7.8 and a decrease in unrealized gains as discussed below.

Less than one-third of TIG's portfolio consists of mortgage-backed securities ("MBS"). United States federal government and government agency mortgages now represent approximately 91% of TIG's exposure to MBS, offering AAA credit quality and high yields. A risk inherent to MBS is prepayment risk related to interest rate volatility. The underlying mortgages may be repaid earlier or later than originally anticipated, dependent on the repayment and refinancing activity of the underlying homeowners. Should this occur, TIG would receive paydowns on principal amounts which may have been purchased at a premium or discount, and TIG's investment income would be affected by any adjustments to amortization resulting from the prepayments. TIG's consolidated financial results have not been materially impacted by prepayments of MBS. In addition, interest rate volatility can affect the market value of MBS. Substantially all MBS held in the portfolio can be actively traded in the public market.

In the normal course of business, TIG may choose to hedge some of its interest rate risk with derivative financial instruments. Such arrangements are intended to help TIG to more closely match the cash flow received from its assets to the payments on its liabilities. TIG's interest rate swap arrangements generally provide that one party pays interest at a floating rate in relation to movement in an underlying index and the other party pays interest at a fixed rate. While TIG is exposed to credit risk in the event of non-performance by the other party, non-performance is not anticipated due to credit rating of the counterparties.

At December 31, 1996, TIG had one open derivative position for an interest rate swap with a notional amount of $14 million and such derivative financial instrument was with a financial institution rated A or better by the major credit rating agencies. Additionally, there were $85 million of fixed maturity investments at December 31, 1996 which do not meet the GAAP definition of "derivative financial instruments", but derive their coupon payments from the rate of prepayments of certain GNMA mortgage-backed securities. There were no open future contracts at December 31, 1996 as compared to open futures contracts of $25 million at December 31, 1995. Net unrealized losses of $4.4 million at December 31, 1996 related to previous futures contracts are accounted for as a net increase in the cost basis of the underlying securities and are being amortized over the life of the hedged securities.

                                     PART II
--------------------------------------------------------------------------------
TIG routinely enters into commitments to purchase securities on a "To Be Announced" ("TBA") basis for which the interest rate risk remains with TIG until the date of delivery and payment. Delivery and payment of securities purchased on a TBA basis can take place a month or more after the date of the transaction. These securities are subject to market fluctuations during this period and it is the Company's policy to recognize any gains or losses only when they are realized. TIG maintains cash and securities with a fair value exceeding the amount of its TBA purchase commitments. At December 31, 1996, the TBA purchase commitments amounted to $46.3 million, and had a fair value of $45.9 million, compared to TBA commitments of $152.2 million with a fair value of $153.1 million at December 31, 1995.

TIG's objective is to maintain the weighted average maturity of its investment portfolio between 8 and 11 years and the weighted-average duration between 4 and 7 years. At December 31, 1996, the weighted average maturity of TIG's investment portfolio was 10.3 years compared to 8.9 and 10.0 years at December 31, 1995 and 1994. At December 31, 1996, the weighted average duration of TIG's investment portfolio was 5.6 years compared to 5.8 and 6.3 years at December 31, 1995 and 1994.

UNREALIZED GAINS. The unrealized gain on investments decreased by $88 million on a pre-tax basis during 1996 as a result of higher market interest rates. Although an increase in interest rates would decrease shareholders' equity, management does not believe that interest rate increases would have a significant adverse impact on TIG's cash flow. The following is a summary of net unrealized gains/losses by type of security:


                                       December 31,
                                     ----------------
(In millions)                          1996    1995    Change
==============================================================
Municipal bonds                         $33     $60     $(27)
Mortgage-backed securities               (9)     (4)      (5)
United States government bonds           32      91      (59)
Corporate and other bonds                25      22        3
--------------------------------------------------------------
   Net unrealized gains                 $81    $169      $88
--------------------------------------------------------------
   Net unrealized gains, net of tax     $52    $110     $(58)
==============================================================

INVESTMENT INCOME. The following table displays the components of TIG's investment income and mean after-tax investment yields. The yields include interest earned and dividends received and exclude realized investment gains and losses. These yields are computed using the average of the month-end asset balances during the period.

                                  Years Ended December 31,
                                 --------------------------
(In millions)                      1996    1995     1994
===========================================================
Fixed maturity investments:
   Taxable                         $264    $213     $174
   Tax-exempt                        34      60       78
Short-term and other investments      6       7        6
-----------------------------------------------------------
Total gross investment income       304     280      258
Investment expenses,
   interest and other               (14)    (12)      (9)
-----------------------------------------------------------
Total net investment income        $290    $268     $249
-----------------------------------------------------------
After-tax net investment yield     4.61%   4.49%    4.41%
===========================================================

INVESTMENT QUALITY. The table below shows the rating distribution of TIG's fixed maturity investment portfolio:


                                            December 31,
                          ----------------------------------------------
                                  1996                     1995
                          ----------------------   ---------------------
                           Market      % of         Market      % of
Standard & Poor's/Moody's   Value     Portfolio      Value    Portfolio
========================================================================
(In millions)
AAA/Aaa                    $2,787         68.7%     $3,361        76.4%
AA/Aa                         194          4.8         369         8.4
A/A                           329          8.1         257         5.8
BBB/Baa                       232          5.7         119         2.7
Below BBB/Baa                 515         12.7         296         6.7
------------------------------------------------------------------------
Total fixed maturity
     investments           $4,057        100.0%     $4,402       100.0%
========================================================================

TIG minimizes the credit risk of its fixed maturity portfolio by investing primarily in investment grade securities. To enhance investment yields, management has authorized the purchase of up to $600 million in high yield, below investment-grade securities, subject to statutory limitations. The information on credit quality in the preceding table is based upon the higher of the rating assigned to each issue of fixed-income securities by either Standard & Poor's Rating Services or Moody's Investor Services, Inc. Where neither Standard & Poor's nor Moody's has assigned a rating to a particular fixed maturity issue,

                                     PART II
--------------------------------------------------------------------------------
classification is based on 1) ratings available from other recognized rating services; 2) ratings assigned by the National Association of Insurance Commissioners ("NAIC"); or 3) an internal assessment of the characteristics of the individual security, if no other rating is available.

The NAIC has a bond rating system that assigns security classes. These "NAIC designations" are used by insurers when preparing their annual statutory financial statements. The designations assigned by the NAIC range from class 1 to class 6, with a rating in class 1 being the highest quality. As of December 31, 1996 and 1995, approximately 87% and 93% of TIG's investment portfolio, measured on a statutory carrying value basis, was invested in securities rated in class 1 or 2, both considered investment-grade by the NAIC, compared to substantially all of the portfolio as of December 31, 1994.

--------------------------------------------------------------------------------
7.8 LIQUIDITY AND CAPITAL RESOURCES
================================================================================

Liquidity is a measure of an entity's ability to secure enough cash to meet its contractual obligations and operating needs. TIG requires cash primarily to pay policyholders' claims, operating expenses, and dividend obligations. Generally, premium is collected months or years before claims are paid under the policies purchased by the premium. These funds are used first to pay current claims and expenses. The balance is invested in securities to augment the investment income generated by the existing portfolio. Historically, TIG has had, and expects to continue to have, more than sufficient funds to pay claims, expenses, and policyholder dividends.

CASH FLOW FROM OPERATING ACTIVITIES. The following table summarizes the significant components of cash flow from operations:

                                Years Ended December 31,
                                ------------------------
(In millions)                      1996   1995   1994
========================================================
Reinsurance operations             $161   $209   $180
Primary operations and corporate     36     79    (19)
--------------------------------------------------------
Ongoing operations                  197    288    161
Run-off  (Other Lines) operations  (199)  (141)   (88)
--------------------------------------------------------
   Total                            $(2)  $147    $73
========================================================

Positive cash flow from Reinsurance operations is attributable to premium growth and a lengthy loss payout period for most lines. Growth in net premium written was 7%, 16%, and 27% for 1996, 1995 and 1994, respectively. The reduction in Reinsurance cash flow from operations in 1996 is attributable to a slowing in premium growth due to general market conditions and an increase in paid losses resulting from a shift in business mix to lines with relatively shorter loss payout patterns. In addition, Reinsurance cash flow for 1996 was reduced by $11 million due to the commutation of one treaty.

Net premium written for ongoing primary operations increased by 4.4% in 1996 and 2.4% in 1995 as compared to the prior year. The decrease in cash flow in 1996 from 1995 is attributable to a general shift in business mix to lines with relatively shorter loss payout patterns and the timing of premium receivable and reinsurance recoverable collections. Primary operations cash flow was reduced $50 million in 1994 for claims and catastrophe reinsurance premium payments related to the Northridge earthquake.

Net premium written for run-off operations has declined by 50%, 25% and 27% in 1996, 1995 and 1994 as compared to the corresponding prior year. The increase in negative cash flow for 1996 is due to the decline in premium resulting from the first quarter 1996 restructure action as discussed at Item 7.1 - Consolidated Results, restructure charge payments and the continuing payout of prior year loss and LAE reserves. Run-off operations cash flow was reduced by $42 million in 1996 for restructure charge payments and $34 million in 1995 as a result of the 90% reinsurance of financial institutions business as discussed at Item 1.5
- Other Lines.

                                     PART II
--------------------------------------------------------------------------------
INVESTMENT LIQUIDITY. At December 31, 1996, TIG had $139 million in short-term investments compared to $138 million at December 31, 1995. In addition, as of December 31, 1996, TIG expects to realize $522 million, $857 million, and $554 million in cash flow from principal and interest payments over the next three years, respectively, from its investment portfolio. TIG has structured its investment portfolio to manage the impact of market interest rate fluctuations on liquidity. Investments and cash held at the holding company totaled $40 million as of December 31, 1996.

NOTES PAYABLE. In December 1995, TIG Holdings established an unsecured revolving line of credit with maximum borrowings of $250 million. At December 31, 1996 and 1995, TIG Holdings had no outstanding borrowings under this facility.

In December 1995, TIG Insurance Company entered into a five-year $50 million credit facility of which approximately $25 million and $22 million was outstanding as of December 31, 1996 and 1995, respectively. The facility is a direct financing arrangement with a third party related to the sale and leaseback of certain fixed assets.

In addition, TIG Holdings had $98 million of 8.125% notes payable maturing in 2005 outstanding at December 31, 1996 and 1995. Interest of $8 million and $4 million was paid in 1996 and 1995, respectively on these notes.

In January of 1997, TIG Capital Trust I, a statutory business trust created under Delaware law as a trust subsidiary of TIG Holdings, completed a private offering of $125 million of 8.597% capital securities. TIG Holdings issued $128.75 million in 8.597% Junior Subordinated Debentures to TIG Capital Trust I (including approximately $3.75 million with respect to the capital contributed to the Trust by TIG Holdings). All of the net proceeds received by TIG Holdings from the issuance of the debentures will be used for general corporate purposes which may include repurchases of the Company's common stock (See Part II, Notes to Consolidated Financial Statements, Note Q - Subsequent Event).

LIQUIDITY RESTRICTIONS. There are certain restrictions on the payment of dividends by insurance subsidiaries that may limit TIG Holdings' ability to receive funds from its subsidiaries. Dividends from its insurance subsidiaries represent the principal long-term source of liquidity to TIG Holdings. During 1996, TIG Holdings received cash dividends of $130 million from its insurance subsidiaries. As of December 31, 1996, $155 million of dividends is currently available for payment to TIG Holdings from its insurance subsidiaries during 1997 without restriction (See Item 1.7 - Regulation).

                                     PART II
--------------------------------------------------------------------------------
7.9  FINANCIAL CONDITION
================================================================================

Key balance sheet data is presented below:

                                        December 31,
                                 ------------------------
(In millions)                      1996    1995     1994
=========================================================
Investments (See Item 7.7)       $4,233  $4,550   $3,919
Reinsurance recoverable
   (See Item 7.6)                 1,264   1,221    1,241
Deferred tax asset
   (See Note G at Item 8)           102      60      261
Total assets                      6,476   6,683    6,116
Loss and loss expense reserves
   (See Item 1.6)                 3,760   3,886    3,873
Shareholders' equity              1,207   1,376    1,042
---------------------------------------------------------
Combined statutory surplus         $975    $952     $901
Net premium written to statutory
   surplus ratio                   1.6x    1.7x     1.8x
=========================================================

SHAREHOLDERS' EQUITY. Shareholders' equity decreased by $169 million during 1996, primarily as a result of treasury share repurchases. Unrealized investment gains as of December 31, 1996 were $52 million (net of tax) compared to $110 million (net of tax) in 1995. Accordingly, book value per share decreased from $23.09 at December 31, 1995 to $22.41 at December 31, 1996. Approximately 500,000 unallocated Employee Stock Option Plan shares have been excluded from outstanding common shares for purposes of computing book value per common share at December 31, 1996 and 1995, respectively.

As of December 31, 1996, the TIG Holdings Board of Directors authorized stock repurchases of up to 11.25 million shares of TIG Holdings common stock. Under the repurchase plan, repurchases may be made from time to time on the open market at prevailing market prices or in privately negotiated transactions. The first repurchases of stock were made in April 1994. Through December 31, 1996, repurchases of 10.3 million shares of stock have been made at an average cost per share of $26.84, for an aggregate cost of $276 million.

CAPACITY. A key measure of both strength and growth capacity for property/casualty insurers is the ratio of net premium written to statutory policyholders' surplus. At December 31, 1996, TIG's net premium-to-surplus ratio was 1.6, higher than the industry average of 1.1, but within an acceptable range. Insurance regulators generally accept a ceiling for this ratio of 3.0:1; therefore, at its current ratio, TIG has the capacity to grow by writing new business in its targeted markets.

RATINGS. A.M. Best has currently assigned an "A" ("Excellent") rating to both TIG Insurance (including subsidiaries which cede 100% of net premium written to TIG Insurance) and TIG Re which are separately rated. Best's ratings are based on an analysis of the financial condition and operating performance of an insurance company as they relate to the industry in general. The ratings represent an independent opinion of a company's financial strength and ability to meet its obligations to policyholders. An "A" rating is Best's third highest of 15 rating classifications.

Standard & Poor's Insurance Rating Services ("S&P") has currently assigned a claims-paying rating of "AA-" to TIG and individual insurance company members of the TIG group. The assigned rating reflects S&P's opinion of the operating insurance company's financial capacity to meet the obligations of its insurance policies in accordance with their terms. The "AA-" rating assigned to TIG is the fourth highest of ten ratings in the "secure claims-paying ability" category and represents "excellent financial security".

Moody's Investor Service has currently confirmed a "Baa1" rating for the Company's notes payable citing its stable rating outlook. Moody's rating is based on review of the Company's capital structure, cash flows, profitability and focused business strategy.

                                     PART II
--------------------------------------------------------------------------------
7.10 FORWARD-LOOKING STATEMENTS
================================================================================

TIG Holdings would like to caution readers regarding certain forward-looking statements in the Management's Discussion and Analysis and elsewhere in this Form 10-K. Statements that are not based on historical information are forward looking statements and are based on management's projections, estimate and assumptions. The words "believe", "expect", "anticipate" and similar expressions generally identify forward-looking statements. While TIG Holdings believes in the veracity of all statements made herein, forward-looking statements are necessarily based upon a number of estimates and assumptions that, while considered reasonable by TIG Holdings, are inherently subject to significant business, economic and competitive uncertainties and contingencies, including without limitation:

    o changes in interest rates which could impact investment yields, the market value of invested assets and ultimately product pricing

    o changes in the frequency and severity of catastrophes which could impact net income, reinsurance costs and cash flow

    o increased competition (on the basis of price, services, or other factors) which could generally reduce operating margins

    o  regulatory  changes which could  increase the Company's  overhead  costs,
       restrict  access  to  profitable   markets  or  force   participation  in
       unprofitable markets

    o changes in loss payment patterns which could impact cash flow and net investment income

    o changes in estimated overall adequacy of loss and LAE reserves which could impact net income, statutory surplus adequacy and management's decision to continue certain product lines

    o changes in general market or economic conditions which could impact the demand for the Company's products and loss frequency and severity for certain lines of business.

Many of these uncertainties and contingencies can affect TIG Holdings' actual results and could cause its actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, TIG Holdings.

                                    PART II
--------------------------------------------------------------------------------
7.11  GLOSSARY
================================================================================

AGENT: An insurer's representative authorized to market a Company's policy coverages for a commission.

ADMITTED ASSETS: Assets of an insurer permitted by an insurer's domiciliary state to be taken into account in determining its financial condition for statutory purposes.

BORDEREAU: A detailed report of reinsurance premiums or reinsurance losses furnished periodically by the reinsured. A loss borderau contains a detailed list of claims and claims expenses outstanding and paid by the reinsured during the reporting period and the amount of reinsurance indemnity applicable there-to.

BROKER/INTERMEDIARY: One who negotiates contracts of insurance or reinsurance on behalf of an insured party, receiving a commission from the insurer or reinsurer for placement and other services rendered.

CAPACITY: The percentage of surplus, or the dollar amount of exposure, that an insurer or reinsurer is willing to place at risk. Capacity may apply to a single risk, a program, a line of business or an entire book of business.

CAPTIVE: An insurance company which is generally wholly owned by a non-insurance organization and whose primary purpose is to insure or reinsure the risks of the parent organization and its subsidiaries.

CASUALTY INSURANCE: Insurance which is primarily concerned with the losses caused by injuries to third persons (i.e., not the policyholder) and the legal liability imposed on the insured resulting therefrom. It includes, but is not limited to, employers' liability, workers' compensation, public liability, automobile liability, personal liability and aviation liability insurance. It excludes certain types of loss that by law or custom are considered as being exclusively within the scope of other types of insurance, such as fire or marine.

CATASTROPHE: An event that is designated to be a "catastrophe" by the Property Claims Service Division of American Services Group, an industry body. It generally defines events which are estimated to cause more than $5 million in insured property damage and which affect a significant number of insureds and insurers.

CATASTROPHE REINSURANCE: A form of excess of loss property reinsurance which, subject to a specified limit, indemnifies the ceding company for the aggregate amount of losses in excess of a specified retention for losses resulting from a particular catastrophic event. The actual reinsurance document is called a "catastrophe cover."

CEDED REINSURANCE; CEDING COMPANY: When a company reinsures its risk with another, it "cedes" business and is referred to as the "ceding company."

COMBINED RATIO: A combination of the underwriting expense ratio, the loss and LAE ratio, and the policyholder dividends ratio, determined in accordance with statutory accounting practices. A combined ratio below 100.0 generally indicates profitable underwriting results. A combined ratio over 100.0 generally indicates unprofitable underwriting results.

DIRECT PREMIUM WRITTEN: Premium for insurance written on a company's policy forms during a given period.

EXCESS OF LOSS: A generic term describing insurance or reinsurance which indemnifies the policyholder against all or a specified portion of losses on underlying insurance policies in excess of a specified dollar amount, called a "layer" or "retention."

FACULTATIVE REINSURANCE: The reinsurance of all or a portion of the insurance coverage provided by a single policy. Each policy reinsured is separately negotiated.

GENERALLY ACCEPTED ACCOUNTING PRINCIPLES ("GAAP"): Accounting principles as set forth in opinions of the Accounting Principles Board of the American Institute of Certified Public Accountants and/or in statements of the Financial Accounting

                                    PART II
--------------------------------------------------------------------------------
Standards Board and/or their respective successors and which are applicable in the circumstances as of the date in question.

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

LOSS AND LAE RESERVES: Liabilities established by insurers and reinsurers to reflect the estimated cost of claims payments that the insurer or reinsurer will ultimately be required to pay in respect of insurance or reinsurance it has written. Reserves are established for losses and for LAE, and consist of case reserves and IBNR reserves.

NET PREMIUM EARNED: The portion of net premium written in a particular period that is recognized for accounting purposes as income during that period.

NET PREMIUM WRITTEN: Direct premium written plus assumed reinsurance less premium on ceded business for a given period.

PML: (probable maximum loss). The largest loss the underwriter considers possible based upon the underwriter's experience and judgment.

POLICYHOLDER DIVIDENDS RATIO: The ratio of dividends paid to policyholders to earned premium, determined in accordance with statutory accounting practices.

PREMIUM-TO-SURPLUS RATIO: The ratio of statutory net premium written to statutory surplus.

PRIMARY INSURANCE: The insurance coverage provided under the primary policy issued by the primary insurer to the primary insured (sometimes called "underlying insurance").

PROGRAM BUSINESS: Tailored products developed for a particular industry segment (i.e., sporting events, trucking) or distribution system (i.e., trade associations, affinity groups). Programs are often developed and controlled by MGAs.

PROPERTY INSURANCE: Insurance that provides coverage to a person with an insurable interest in tangible property for that person's property loss, damage or loss of use.

REINSTATEMENT   PREMIUM:   The  premium  charged  for  the  restoration  of  the
reinsurance limit of a catastrophe treaty to its full amount after payment by the reinsurer of losses as a result of an occurrence.

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

RESERVE STRENGTHENING: The building or enhancement of loss reserves to an actuarially determined level considered adequate to cover all future claims for policies in force, generally for a specific accident year or line of business.

                                    PART II
--------------------------------------------------------------------------------
RETENTION: The amount or portion of risk which an insurer or reinsurer retains for its own account. Losses in excess of the retention level are paid by the reinsurer or retrocessionaire. In pro rata treaties, the retention may be a percentage of the original policy's limit. In excess of loss reinsurance, the retention is a dollar amount of loss, a loss ratio, or a percentage of loss.

RISK-BASED CAPITAL: A regulatory measurement of statutory capital and surplus to analyze continuation of operations at existing levels, taking into consideration various inherent risks.

STAMP CAPACITY: The syndicate's premium limit for the relevant underwriting year.

STATUTORY ACCOUNTING PRACTICES ("SAP"): Rules and procedures prescribed or permitted by United States state insurance regulatory authorities for recording transactions and preparing financial statements. Statutory accounting principles generally reflect a liquidating, rather than a going concern, concept of accounting.

STATUTORY SURPLUS: The excess of admitted assets over total liabilities (including loss reserves), determined in accordance with SAP.

TEMPLATE   UNDERWRITING:   A  process  by  which  homogeneous  business  can  be
underwritten using standardized guidelines.

TREATY PARTICIPATION: The portion of risk exposure an insurer or reinsurer accepts under an insurance contract. The insurer or reinsurer with the largest participation is the lead insurer and therefore has the ability to influence the terms of the contract.

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

UNALLOCATED  LOSS  ADJUSTMENT  EXPENSES  ("ULAE"):   The  expenses  incurred  in
connection with investigation and adjustment of claims that cannot be directly allocated to any specific claims.

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

                                    PART II
--------------------------------------------------------------------------------
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
================================================================================

                                                                            Page
Report of Independent Auditors ..............................................38

Consolidated Balance Sheets at December 31, 1996 and 1995 ...................39

Consolidated Statements of Income for each of the three years in the period ended December 31, 1996 .......................................40

Consolidated Statements of Cash Flows for each of the three
years in the period ended December 31, 1996 .................................41

Consolidated Statements of Changes in Shareholders' Equity
for each of the three years in the period ended December 31, 1996 ...........42

Notes to Consolidated Financial Statements ..................................43

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors
TIG Holdings, Inc.

         We have audited the accompanying consolidated balance sheets of TIG Holdings, Inc. and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of TIG Holdings, Inc. and subsidiaries at December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

                                                               ERNST & YOUNG LLP


Dallas, Texas
January 31, 1997

                                    PART II
--------------------------------------------------------------------------------

                                               TIG HOLDINGS, INC.
                                          CONSOLIDATED BALANCE SHEETS
                                                                                              December 31,
                                                                                    -----------------------------
(In millions, except share data)                                                      1996                  1995
=================================================================================================================
ASSETS
     Investments:
         Fixed maturities, at market (cost: $3,976 in 1996 and $4,233 in 1995)      $4,057                $4,402
         Short-term and other  investments, at cost which approximates market          176                   148
-----------------------------------------------------------------------------------------------------------------
              Total  investments                                                     4,233                 4,550
     Cash                                                                               19                     4
     Accrued investment income                                                          57                    56
     Premium receivable (net of allowance of: $4 in 1996 and $3 in 1995)               420                   409
     Reinsurance recoverable (net of allowance of:  $9 in 1996 and 1995)             1,264                 1,221
     Deferred policy acquisition costs                                                 144                   144
     Prepaid reinsurance premium                                                       105                   111
     Income taxes                                                                      102                    60
     Other assets                                                                      132                   128
-----------------------------------------------------------------------------------------------------------------
         Total assets                                                               $6,476                $6,683
=================================================================================================================

LIABILITIES
     Reserves  for:
         Losses                                                                     $3,215                $3,288
         Loss adjustment expenses                                                      545                   598
         Unearned premium                                                              696                   712
-----------------------------------------------------------------------------------------------------------------
              Total reserves                                                         4,456                 4,598
     Reinsurance premium payable                                                        88                    69
     Funds held under reinsurance agreements                                           255                   151
     Notes payable                                                                     123                   120
     Other liabilities                                                                 322                   344
-----------------------------------------------------------------------------------------------------------------
     Total liabilities                                                               5,244                 5,282
-----------------------------------------------------------------------------------------------------------------

MANDATORY REDEEMABLE PREFERRED STOCK                                                    25                    25
-----------------------------------------------------------------------------------------------------------------

SHAREHOLDERS' EQUITY
     Common stock - par value $0.01 per share
         (authorized:  180,000,000 shares; issued and outstanding:
         64,610,109 shares in 1996 and 64,125,050  shares in 1995)                   1,198                 1,186
     Class A convertible common stock - par value $0.01 per share
         (authorized:  1,000,000 shares; issued and outstanding:
         35,793 shares in 1995)                                                          -                     1
     Retained earnings                                                                 234                   168
     Net unrealized gain on fixed maturity investments, net of taxes                    52                   110
     Net unrealized loss on foreign exchange, net of taxes                              (1)                   (1)
-----------------------------------------------------------------------------------------------------------------
                                                                                     1,483                 1,464
     Treasury stock (10,306,000 shares in 1996 and 4,041,100 shares in 1995)          (276)                  (88)
-----------------------------------------------------------------------------------------------------------------
         Total shareholders' equity                                                  1,207                 1,376
-----------------------------------------------------------------------------------------------------------------
         Total liabilities and shareholders' equity                                 $6,476                $6,683
=================================================================================================================

See Notes to Consolidated Financial Statements.

                                    PART II
--------------------------------------------------------------------------------


                               TIG HOLDINGS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME

                                                                                 Years Ended December 31
                                                                       ------------------------------------------
(In millions, except share data)                                         1996              1995             1994
=================================================================================================================
REVENUES
     Net premium earned                                                $1,539            $1,618           $1,549
     Net investment income                                                290               268              249
     Net investment loss                                                   (4)              (11)             (20)
-----------------------------------------------------------------------------------------------------------------
         Total revenues                                                 1,825             1,875            1,778
-----------------------------------------------------------------------------------------------------------------

LOSSES AND EXPENSES
     Net losses and loss adjustment expenses incurred                   1,138             1,176            1,165
     Policy acquisition and other underwriting expenses                   463               486              504
     Dividends to policyholders                                             3                15               27
     Corporate expenses                                                    37                37               37
     Interest expense on long-term debt                                     9                 6                -
     Restructuring charges                                                100                 -                -
-----------------------------------------------------------------------------------------------------------------
         Total losses and expenses                                      1,750             1,720            1,733
-----------------------------------------------------------------------------------------------------------------

     Income before income tax benefit (expense)                            75               155               45
     Income tax benefit (expense)                                           4               (37)               7
-----------------------------------------------------------------------------------------------------------------

         Net income                                                       $79              $118              $52
=================================================================================================================

         Net income per common share                                    $1.30             $1.89            $0.79
=================================================================================================================

         Dividend per common share                                      $0.20             $0.20            $0.20
=================================================================================================================

See Notes to Consolidated Financial Statements.

                                    PART II
--------------------------------------------------------------------------------

                                              TIG HOLDINGS, INC.
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                 Years Ended December 31,
                                                                       ------------------------------------------
(In millions)                                                            1996              1995             1994
=================================================================================================================
OPERATING ACTIVITIES
     Net income                                                           $79              $118              $52
     Adjustments to reconcile net income to cash provided
        by (used in) operating activities:
        Changes in:
              Accrued investment income                                    (1)               (5)              11
              Premium receivable                                          (11)              (65)             (31)
              Reinsurance recoverable                                     (43)               20              (47)
              Deferred policy acquisition costs                             -                (7)             (22)
              Prepaid reinsurance premium                                   6               (45)              49
              Income taxes                                                (11)               36               (8)
              Loss reserves                                               (73)               73              (52)
              Loss adjustment expense reserves                            (53)              (60)              80
              Unearned premium reserves                                   (16)               37               22
              Reinsurance premium payable                                  19                15              (28)
              Funds held under reinsurance agreements                     104                59               25
              Other assets and Other liabilities                          (26)              (46)             (24)
     Investment loss                                                        4                11               20
     Other                                                                 20                 6               26
-----------------------------------------------------------------------------------------------------------------
              Net cash provided by (used in) operating activities          (2)              147               73
=================================================================================================================

INVESTING ACTIVITIES
     Purchases of fixed maturity investments                           (1,920)           (2,035)          (1,368)
     Sales of fixed maturity investments                                1,907             1,655            1,071
     Maturities and calls of fixed maturity investments                   252               281              269
     Sale of agency subsidiaries                                           -                 (8)               -
     Net increase in short-term and other  investments                    (28)              (55)              (6)
     Other                                                                 (5)              (36)               -
-----------------------------------------------------------------------------------------------------------------
              Net cash provided by (used in) investing activities         206              (198)             (34)
=================================================================================================================

FINANCING ACTIVITIES
     Common stock issued                                                    9                 2                3
     Acquisition of treasury stock                                       (188)              (62)             (26)
     Common stock dividends                                               (11)              (12)             (13)
     Preferred stock dividends                                             (2)               (2)              (3)
     Increase in notes payable                                              3               120                -
-----------------------------------------------------------------------------------------------------------------
              Net cash provided by (used in) financing activities        (189)               46              (39)
-----------------------------------------------------------------------------------------------------------------
     Increase (decrease) in cash                                           15                (5)               -
     Cash at beginning of period                                            4                 9                9
-----------------------------------------------------------------------------------------------------------------
              Cash at end of period                                       $19                $4               $9
=================================================================================================================

See Notes to Consolidated Financial Statements.

                                    PART II
--------------------------------------------------------------------------------

                                              TIG HOLDINGS, INC.
                          CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                                                                 Years Ended December 31,
=====================================================================================================================
(In millions)                                                                1996              1995             1994
---------------------------------------------------------------------------------------------------------------------
COMMON STOCK
     Balance at beginning of year                                          $1,186            $1,181           $1,173
         Common stock issued                                                    9                 2                4
         Conversion of Class A common stock                                     1                 -                -
         Amortization of unearned compensation                                  2                 3                4
---------------------------------------------------------------------------------------------------------------------
     Balance at end of year                                                 1,198             1,186            1,181
---------------------------------------------------------------------------------------------------------------------
CLASS A COMMON STOCK
     Balance at beginning of year                                               1                 1                2
         Conversion of Class A common stock                                    (1)                -                -
         Common stock issued                                                    -                 -               (1)
---------------------------------------------------------------------------------------------------------------------
     Balance at end of year                                                     -                 1                1
---------------------------------------------------------------------------------------------------------------------
RETAINED EARNINGS
     Balance at beginning of year                                             168                64               28
         Net income                                                            79               118               52
         Common stock dividends                                               (11)              (12)             (13)
         Preferred stock dividends                                             (2)               (2)              (3)
---------------------------------------------------------------------------------------------------------------------
     Balance at end of year                                                   234               168               64
---------------------------------------------------------------------------------------------------------------------
NET UNREALIZED INVESTMENT GAIN (LOSS)
     Balance at beginning of year                                             110              (177)               -
         Change in unrealized gain (loss) on fixed maturity investments       (58)              287             (277)
         Adjustment for change in accounting for fixed maturity investments     -                -               100
---------------------------------------------------------------------------------------------------------------------
     Balance at end of year                                                    52               110             (177)
---------------------------------------------------------------------------------------------------------------------
FOREIGN CURRENCY TRANSLATION ADJUSTMENTS
     Balance at beginning of year                                              (1)               (1)               -
         Net unrealized loss on foreign exchange                                -                 -               (1)
---------------------------------------------------------------------------------------------------------------------
     Balance at end of year                                                    (1)               (1)              (1)
---------------------------------------------------------------------------------------------------------------------
TREASURY STOCK
     Balance at beginning of year                                             (88)              (26)               -
         Treasury stock purchased                                            (188)              (62)             (26)
---------------------------------------------------------------------------------------------------------------------
     Balance at end of year                                                  (276)              (88)             (26)
---------------------------------------------------------------------------------------------------------------------
TOTAL SHAREHOLDERS' EQUITY AT END OF YEAR                                  $1,207            $1,376           $1,042
=====================================================================================================================

                                    PART II

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
NOTE A.  DESCRIPTION OF BUSINESS
================================================================================

TIG Holdings is primarily engaged in the business of property/casualty insurance and reinsurance through its 16 insurance subsidiaries collectively "TIG" or "the Company". Of direct premium written by TIG in 1996, 26% was written in California, 8% in Michigan, 6% in New York and 7% each in Hawaii and Texas. No other geographical area, including foreign operations, accounted for more than 5% of direct premium written. A description of each operating division's principal products follows (see also Note O - Business Segments).

REINSURANCE. TIG's reinsurance operations are conducted through TIG Reinsurance Company ("TIG Re"). Reinsurance is a form of insurance whereby the reinsurer (i.e. TIG Re) agrees to indemnify another insurance company (the "ceding company") for all or a portion of the insurance risks underwritten by the ceding company under an insurance policy or policies. TIG Re focuses on excess of loss casualty coverages, written on a treaty basis, generally taking large participations in a limited number of programs. TIG Re's predominant source of business is through reinsurance intermediaries. Net premium written for the Reinsurance division comprised 36%, 32%, and 27% of consolidated net premium written for the years ended December 31, 1996, 1995 and 1994, respectively.

RETAIL. Retail's principal products are standard automobile, non-standard automobile, homeowners and small business owner's insurance. Automobile policies cover liability to third parties for bodily injury and property damage and physical damage to the insured's own vehicle resulting from collision or various other causes of loss. Homeowners and small commercial property policies protect against loss of dwellings/buildings and contents arising from a variety of perils, as well as liability arising from ownership or occupancy. Retail's products are distributed through approximately 630 independent agents. Net premium written for the Retail division comprised 24%, 22%, and 19% of consolidated net premium written for the years ended December 31, 1996, 1995 and 1994, respectively.

COMMERCIAL SPECIALTY. Commercial Specialty coverages provide protection against property loss and legal liability for injuries to other persons or damage to their property arising from the policyholder's business operations. Commercial Specialty develops and markets insurance programs where the nature of the risk does not lend itself to traditional commercial insurance. Significant programs include Sports and Leisure, with products for professional and amateur sports events, and Workers' Compensation, which provides liability coverage to employers for payment of employee benefits associated with employment-related accidents as mandated by state laws. Commercial Specialty products are principally marketed through large managing general agents, with which TIG sometimes has exclusive marketing contracts. Net premium written for the Commercial Specialty division comprised 30%, 27%, and 29% of consolidated net premium written for the years ended December 31, 1996, 1995 and 1994, respectively.

                                    PART II

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
NOTE B.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
================================================================================

BASIS OF PRESENTATION. The consolidated financial statements are prepared in accordance with generally accepted accounting principles ("GAAP") and include the accounts of TIG Holdings, Inc. and its subsidiaries. Financial statements prepared in accordance with GAAP require the use of management's estimates. Intercompany transactions are eliminated in consolidation. Certain reclassifications of prior years' amounts have been made to conform with the 1996 presentation.

EARNINGS PER SHARE ("EPS"). Primary earnings per share is calculated based upon the weighted average common shares outstanding during the period. In order to calculate EPS, unallocated ESOP shares and treasury shares are deducted from the outstanding common shares. Class A common stock and the common stock options (See Note K - Incentive Compensation Plans) are considered common stock equivalents and are included in EPS calculations to the extent that they are dilutive. To obtain net income attributable to common shareholders for EPS computations, the annual preferred stock dividend is deducted from net income.

INVESTMENTS. Fixed maturities are classified as available for sale, as TIG has no positive intent to hold such securities until maturity, and are carried at market value. Equity securities are also carried at market value while short-term investments are carried at cost, which approximates market value. Market value is principally based upon quoted market prices. Quoted market prices are available for substantially all equity securities. The difference between the aggregate market value and amortized cost of securities, after deferred income tax effect, is reported as unrealized gain or loss directly in shareholders' equity and, accordingly, has no effect on net income.

Interest on fixed maturity investments is recorded as income when earned and is adjusted for any amortization of purchase premium or accrual of discount. Realized gains and losses on the sale of investments are generally determined on a first-in-first-out basis. Realized losses are recorded when an investment's net realizable value is below cost, and the decline is considered other than temporary.

ADOPTION OF SFAS 123. TIG adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") effective January 1, 1996. SFAS 123 establishes financial accounting and reporting standards for stock-based employee compensation plans. TIG elected to continue to account for employee stock-based compensation as prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees" and to provide pro forma disclosures in the Notes to Financial Statements of the effects of SFAS 123 on net income and earnings per share. There was no effect on net income as a result of adopting SFAS 123.

RECOGNITION OF PREMIUM REVENUES. Premium is earned principally on a pro rata basis over the terms of the policies which are generally not more than one year. Unearned premium represents the portion of premium written applicable to the unexpired terms of policies in force.

LOSS AND LOSS ADJUSTMENT EXPENSE RESERVES. The liability for loss and loss adjustment expenses is based on an evaluation of reported losses and on estimates of incurred but unreported losses. The reserve liabilities are determined using adjusters' individual case estimates and statistical projections. The liability is reported net of estimated salvage and subrogation recoverables of $29 million and $31 million at December 31, 1996 and 1995, respectively. The liability is considered to be adequate to cover all payments that will ultimately be made in settling the claims. However, final claim payments may differ from these reserves. Adjustments to the reserves resulting from subsequent developments or revisions to the estimate are reflected in results of operations in the period in which such adjustments become known. While there can be no assurance that the reserves at any given date are adequate to meet TIG's

                                    PART II

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

obligations, the amounts reported in the balance sheet are management's best estimate of that amount. Certain liabilities for unpaid losses related to long-term workers' compensation coverage are discounted to present value. The discount on these workers' compensation loss reserves was $39 million at December 31, 1996 and 1995.

DEFERRED POLICY ACQUISITION COSTS. Acquisition costs that vary with and are primarily related to the production of new business, consist principally of commissions, premium taxes, and other expenses incurred at policy issuance and renewal. The costs are generally deferred and amortized ratably over the terms of the underlying policies. Anticipated losses, loss expenses, and remaining costs of servicing the policies are considered in determining the amount of costs to be deferred. Anticipated investment income is considered in determining whether a premium deficiency exists. Amortization of deferred policy acquisition costs totaled $347 million, $335 million, and $299 million for the years ended December 31, 1996, 1995 and 1994, respectively.

PARTICIPATING INSURANCE BUSINESS. Dividends to policyholders, which relate primarily to workers' compensation policies, are accrued during the period in which the related premium is earned. Approximately 4%, 5% and 9% in 1996, 1995 and 1994, respectively, of TIG's total premium was subject to participation in such dividends.

OTHER ASSETS. Property, leasehold improvements and furniture and equipment of $41 million and $42 million at December 31, 1996 and 1995, respectively, are included in other assets. These balances are carried at cost less accumulated depreciation of $38 million and $28 million at December 31, 1996 and 1995, respectively. Depreciation is computed under the straight-line method over the estimated useful lives of the assets. Goodwill and other intangible assets of $2 million and $3 million at December 31, 1996 and 1995, respectively, are also included in other assets. These balances are amortized on a straight-line basis over periods ranging from 10 to 40 years. TIG's accounting policy governing the measurement of goodwill impairment includes an annual analysis of the recoverability of goodwill as of each balance sheet date.

SALE OF AGENCY SUBSIDIARIES. On May 1, 1995, TIG sold 100% of the outstanding common stock of certain agency subsidiaries which market force-placed collateral protection insurance to financial institution ("FI") accounts on behalf of TIG's insurance subsidiaries. These FI agency subsidiaries had total assets of approximately $25.6 million at the date of sale. TIG recognized no gain or loss on the transaction.

In connection with the sale, effective April 1, 1995, TIG reinsured 90% of the gross premium produced by the FI agency subsidiaries with reinsurers unaffiliated with either TIG or the purchaser. FI gross premium written for the years ended December 31, 1996, 1995 and 1994 totaled $77 million, $88 million and $92 million, respectively. Net earned premium for the same periods was $8 million, $31 million and $90 million, respectively. TIG also reinsured 90% of the FI unearned premium reserves at April 1, 1995 which resulted in a net transfer of cash to the reinsurers of $34.3 million, but had no impact on net income.

                                    PART II

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
NOTE C.  RESTRUCTURING CHARGES
================================================================================

RESTRUCTURING CHARGES. In February 1996, TIG announced the reorganization of its commercial operations and plans to exit certain lines of business that failed to meet profitability standards. As a result of this reorganization, TIG took the following actions: 1) combined its Specialty Commercial and Workers' Compensation divisions to form a new division called Commercial Specialty, 2) identified field offices for consolidation and closure, 3) identified lines of business for non-renewal or cancellation for which 1995 net premium written was approximately $190 million or 12% of consolidated 1995 net premium written, 4) formed a run-off division (called "Other Lines") to administer contractually required policy renewals for run-off lines of business, and 5) notified approximately 600 employees that their positions would be eliminated. At December 31, 1996, the consolidation/closure of field offices was complete although various lease obligations remain; net written premium for Other Lines had declined by 50% for the year ended December 31, 1996 as compared to 1995; and approximately 600 employees' responsibilities had been outsourced to third party service providers or their employment had been otherwise terminated. At
December 31, 1996, TIG had approximately 1,300 employees as compared to approximately 2,000 employees at December 31, 1995.

TIG recorded a $100 million accrual in first quarter 1996 for estimated restructuring charges comprised of severance of $17 million; contractual policy obligations of $37 million; office lease termination of $18 million; furniture, equipment and capitalized software write-downs of $12 million; and a reserve for litigation and credit issues related to terminated producers of $16 million. The remaining reserve at December 31, 1996 is $53 million. Charges against the 1996 restructure accrual of $47 million have been recorded during 1996 and are comprised of $9 million in severance, $23 million in contractual policy obligations, $10 million in lease termination costs and $5 million in asset write-downs. Management estimates that the last renewals for remaining policies in-force at December 31, 1996 will be processed by late 1997 and that related net written premium will decline by over 75% in 1997 as compared to 1996. The underwriting loss from Other Lines operations was $34 million, $32 million and $88 million for 1996, 1995 and 1994, respectively.

                                    PART II

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
NOTE D.  INVESTMENTS
================================================================================

MARKET VALUES AND AMORTIZED COST OF INVESTED ASSETS.


                                                                       December 31, 1996
                                               -------------------------------------------------------------------
                                                 Market        Amortized     Unrealized     Unrealized % of Market
(In millions)                                     Value           Cost          Gains          Losses   Portfolio
===================================================================================================================
Municipal bonds                                   $535           $502           $34            $(1)           12.6
Mortgage-backed securities                       1,210          1,219             4            (13)           28.6
United States government bonds                   1,070          1,038            38             (6)           25.3
Corporate and other bonds                        1,242          1,217            35            (10)           29.3
-------------------------------------------------------------------------------------------------------------------
    Total fixed maturity investments             4,057          3,976           111            (30)           95.8
Short-term and other investments                   176            176             -              -             4.2
-------------------------------------------------------------------------------------------------------------------
        Total invested assets                   $4,233         $4,152          $111           $(30)          100.0
===================================================================================================================

                                                                       December 31, 1995
                                               -------------------------------------------------------------------
                                                Market      Amortized    Unrealized     Unrealized   % of Market
(In millions)                                    Value           Cost         Gains         Losses     Portfolio
===================================================================================================================
Municipal bonds                                   $951           $891           $60              -            20.9
Mortgage-backed securities                       1,405          1,409            23           $(27)           30.9
United States government bonds                   1,388          1,297            97             (6)           30.5
Corporate and other bonds                          658            636            24             (2)           14.5
-------------------------------------------------------------------------------------------------------------------
    Total fixed maturity investments             4,402          4,233           204            (35)           96.8
Short-term investments                             148            148             -              -             3.2
-------------------------------------------------------------------------------------------------------------------
        Total invested assets                   $4,550         $4,381          $204           $(35)          100.0
===================================================================================================================


Less than one-third of TIG's portfolio consists of mortgage-backed securities ("MBS"). United States federal government and government agency mortgages now represent approximately 91% of TIG's exposure to MBS, offering AAA credit quality and high yields. A risk inherent to MBS is prepayment risk related to interest rate volatility. The underlying mortgages may be repaid earlier or later than originally anticipated, dependent on the repayment and refinancing activity of the underlying homeowners. Should this occur, TIG would receive paydowns on principal amounts which may have been purchased at a premium or discount, and TIG's investment income would be affected by any adjustments to amortization resulting from the prepayments. TIG's consolidated financial results have not been materially impacted by prepayments of MBS. In addition, interest rate volatility can affect the market value of MBS. All MBS held in the portfolio can be actively traded in the public market.

In the normal course of business, TIG may choose to hedge some of its interest rate risk with derivative financial instruments. Such arrangements are intended to help TIG to more closely match the cash flow received from its assets to the payments on its liabilities. TIG's interest rate swap arrangements generally provide that one party pays interest at a floating rate in relation to movement in an underlying index and the other party pays interest at a fixed rate. While TIG is exposed to credit risk in the event of non-performance by the other party, non-performance is not anticipated due to credit rating of the counterparties. At December 31, 1996, TIG had

                                    PART II

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

one open derivative position for an interest rate swap with a notional amount of $14 million and such derivative financial instrument was with a financial institution rated A or better by the major credit rating agencies. There were no open future contracts at December 31, 1996 as compared to open futures contracts of $25 million at December 31, 1995. Net unrealized losses of $4.4 million at December 31, 1996 related to previous futures contracts are accounted for as a net increase in the cost basis of the underlying securities and are being amortized over the life of the hedged securities.

TIG routinely enters into commitments to purchase securities on a "To Be Announced" ("TBA") basis for which the interest rate risk remains with TIG until the date of delivery and payment. Delivery and payment of securities purchased on a TBA basis can take place a month or more after the date of the transaction. These securities are subject to market fluctuations during this period and it is the Company's policy to recognize any gains or losses only when they are realized. TIG maintains cash and securities with a fair value exceeding the amount of its TBA purchase commitments. At December 31, 1996, the TBA purchase commitments amounted to $46.3 million, and had a fair value of $45.9 million, compared to TBA commitments of $152.2 million with a fair value of $153.1 million at December 31, 1995.

TIG has less than $2 million of non-income producing investments and has no geographic or other concentrations of investment risk which has not been disclosed. Assets of TIG, carried at $712 million and $649 million at December 31, 1996 and 1995, respectively, were either on deposit with government agencies as required by law in various states in which TIG insurance subsidiaries conduct business or were held as collateral for various business transactions.

The estimated market value and amortized cost of the portfolio, by contractual maturity, at December 31, 1996 are presented below. Expected maturities will differ from contractual maturities as certain borrowers have the right to call or prepay obligations.

                                            Market  Amortized
(In millions)                                Value      Cost
==============================================================
Due in one year or less                        $39       $38
Due after one year through five years          753       736
Due after five years through ten years         658       645
Due after ten years                          1,397     1,338
Mortgage-backed securities                   1,210     1,219
--------------------------------------------------------------
     Total fixed maturity investments       $4,057    $3,976
==============================================================


COMPONENTS OF NET INVESTMENT INCOME.

                                  Years Ended December 31,
                                  ------------------------
(In millions)                      1996    1995     1994
==========================================================
Fixed maturity investments         $298    $273     $252
Short-term and other investments      6       7        6
----------------------------------------------------------
Total gross investment income       304     280      258
Investment expenses,
   interest and other               (14)    (12)      (9)
----------------------------------------------------------
Total net investment income        $290    $268     $249
==========================================================


NET INVESTMENT GAIN (LOSS).

                                  Years Ended December 31,
                                  ------------------------
(In millions)                      1996    1995     1994
----------------------------------------------------------
Fixed maturity investments
   Gross gains                      $37     $18       $6
   Gross losses                     (41)    (29)     (26)
----------------------------------------------------------
Net investment loss before tax       (4)    (11)     (20)
Less related taxes                    1       4        7
----------------------------------------------------------
Net investment loss, net of taxes   $(3)    $(7)    $(13)
==========================================================

                                    PART II

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
NOTE E.  LOSS AND LOSS ADJUSTMENT EXPENSE RESERVES
================================================================================

Activity in the loss and loss adjustment expense reserve account is summarized as follows:

(In millions)                                  1996      1995
==============================================================
Balance January 1, net of reinsurance
     recoverables of $1,134 and $1,152       $2,752    $2,721
Incurred related to:
     Current year                             1,122     1,200
     Prior years                                 16       (24)
--------------------------------------------------------------
Total losses and LAE incurred                 1,138     1,176
--------------------------------------------------------------
Loss and LAE payments related to:
     Current year                               374       367
     Prior years                                882       778
--------------------------------------------------------------
Total losses and LAE payments                 1,256     1,145
--------------------------------------------------------------
Balance December 31, net of reinsurance
     recoverables of  $1,126 and $1,134      $2,634    $2,752
==============================================================

TIG experienced unfavorable loss and LAE reserve development in 1996 of $16 million due primarily to adverse development in Other Lines. In connection with the February 1996 restructuring, TIG completed a re-evaluation of loss and LAE reserves related to run-off lines using additional loss development data received during the first quarter of 1996. This data confirmed adverse loss development trends observed in the second half of 1995 and was a consideration in the decision to exit certain lines of business as discussed at Note C. - Restructuring Charges. As a result of this re-evaluation and management's belief that the restructuring decision will make the claims settlement process less consistent and more volatile, TIG increased loss and LAE reserves by $31 million in the first quarter of 1996 for run-off lines, principally for long haul trucking and large accounts. This reserve strengthening was partially offset by continuing favorable development of 1993 and prior workers' compensation reserves.

Loss and LAE reserve development during 1995 was favorable by $24 million and was primarily comprised of $18 million and $16 million of favorable development, in the commercial multi peril reserves related primarily to Other Lines and in Commercial Specialty workers' compensation, respectively. The commercial multi peril result is due in part to the favorable loss ratio trend stemming from corrective underwriting action instituted during 1993. Most of the favorable development applies to general liability coverages which benefit greatly from TIG's litigation management effort as well as other operational initiatives designed to improve the handling of claims for long-tail coverages. Workers' compensation reserve development continued to benefit from external factors driving the industry-wide improvement observed in 1994 and 1993. During 1995, both paid loss development and case reserve development remained well below the historical patterns underlying TIG's carried reserves. Higher than expected loss ratio results during 1995 account for offsetting unfavorable development recorded in Other Lines automobile liability coverages. Much of the 1995 adverse development for Other Lines occurred in long haul trucking programs which were discontinued in 1996.

TIG's reserves include an estimate of TIG's ultimate liability for asbestos-related matters, environmental pollution, toxic tort and other non-sudden and accidental claims for which ultimate values cannot be estimated using traditional reserving techniques. TIG's environmental claims activity is predominately from hazardous waste and pollution-related claims arising from commercial insurance policies. Most of TIG's pollution claims are from small regional operations or local business involved with disposing wastes at dump sites or having pollution on their own property due to hazardous material use or leaking underground storage tanks. In connection with the initial public offering of TIG Holding's common stock ("IPO"), an affiliate of Transamerica agreed to pay 75% of up to $119 million of reserve development and newly incurred claims, up to a maximum reimbursement of $89 million, on policies written prior to January 1, 1993 with respect to certain environmental claims involving paid losses and certain LAE in excess of TIG's environmental loss and LAE reserves at December 31, 1992. At December 31, 1996, the Transamerica affiliate had incurred no liability under this agreement.

                                    PART II

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
NOTE F.   REINSURANCE
================================================================================

                              Years Ended December 31,
                              ------------------------
(In millions)                   1996    1995     1994
======================================================
Written premium:
   Direct                     $1,274  $1,387   $1,401
   Assumed                       650     649      586
   Ceded                        (395)   (426)    (366)
------------------------------------------------------
   Net                        $1,529  $1,610   $1,621
------------------------------------------------------
Earned premium:
   Direct                     $1,307  $1,377   $1,422
   Assumed                       632     629      549
   Ceded                        (400)   (388)    (422)
------------------------------------------------------
   Net                        $1,539  $1,618   $1,549
------------------------------------------------------
Incurred losses and LAE:
   Gross                      $1,417  $1,443   $1,451
   Ceded                        (279)   (267)    (286)
------------------------------------------------------
   Net                        $1,138  $1,176   $1,165
======================================================


TIG reinsures portions of its policy risks with other insurance companies or underwriters and remains liable under these contracts. Reinsurance is used to transfer some policy risks such that the amount of individual claims can be limited to a fixed percentage or amount. Reinsurance is also utilized to limit the amount of claims related to catastrophes. This strategy allows TIG to insure larger risks while controlling exposure to large losses. Reinsurance agreements currently in place are structured on both a treaty basis, where all risks meeting a certain criteria are automatically reinsured, and on a facultative basis, where each policy reinsured is separately negotiated. Amounts recoverable from reinsurers are estimated in a manner consistent with the claim liability associated with the reinsured policy. As a part of its overall business strategy, TIG also engages in assumed reinsurance transactions, primarily through TIG Re, a wholly-owned subsidiary.

Reinsurance contracts do not relieve TIG from its obligations to policyholders. Failure of reinsurers to honor their obligations could result in losses to TIG; accordingly, allowances are established for amounts estimated to be ultimately uncollectible. TIG evaluates the financial condition of its reinsurers and monitors concentrations of credit risk arising from similar geographic regions, activities, or economic characteristics of the reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. At December 31, 1996, TIG held collateral related to reinsurance amounts that remain unpaid for more than 120 days in the form of letters of credit totaling $370 million, trust funds totaling $252 million, and funds held totaling $136 million.

--------------------------------------------------------------------------------
NOTE G.  INCOME TAXES
================================================================================

TIG files a consolidated federal income tax return. At December 31, 1996, TIG had a net operating loss carryover of $101 million, of which $3 million will expire in 2008 and $98 million will expire in 2009. Additionally, TIG has a $47 million capital loss carryover, of which $18 million will expire in 1999, $18 million will expire in 2000 and $11 million will expire in 2001. For the tax years ended December 31, 1996 and 1995, TIG made tax payments of $5.2 and $1.0 million, respectively. For the tax year ended December 31, 1994, no federal income tax payments were made.

The components of the income tax asset balance are as follows:

(In millions)                           1996     1995
=======================================================
Current  payable                        $ (9)    $ (6)
Net deferred tax asset                   111       66
-------------------------------------------------------
Total                                   $102      $60
=======================================================

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting

                                    PART II

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

purposes and the amounts used for income tax purposes. Significant components of TIG's deferred tax assets and liabilities as of December 31, 1996 and 1995 are shown in the following table:

                                              December 31,
                                             --------------
(In millions)                                1996     1995
===========================================================
DEFERRED TAX ASSETS:
Discounting of loss reserves for losses
     and loss adjustment expenses          $  167   $  172
Discounting of unearned premium reserves       42       43
Net operating loss carryforward                35       46
Restructuring charges                          20        4
Capital loss carryforward                      17       14
Business in force                              14       20
Policyholder dividends                          6       10
Postretirement benefits other than pensions     8        8
Other, net                                     15       12
-----------------------------------------------------------
     Total deferred tax assets                324      329
-----------------------------------------------------------

DEFERRED TAX LIABILITIES:
Deferred policy acquisition costs              52       51
Section 338 - marketable securities           128      124
Unrealized gain - marketable securities        28       59
Section 338 - other                             5       29
-----------------------------------------------------------
     Total deferred tax liabilities           213      263
-----------------------------------------------------------
     Net deferred tax asset                $  111   $   66
===========================================================


In accordance with the provisions of Statement of Financial Accounting Standards No 109, "Accounting for Income Taxes", TIG's management has reviewed its deferred tax asset balance and concluded that it is more likely than not the entire deferred tax asset will be realized. Management's conclusion is based on its expectation that sufficient taxable income will be generated in future periods within the carryforward period. TIG has reported profits in 1996, 1995 and 1994, and is expected to be profitable in the future. If TIG does not achieve its anticipated earnings level in future periods but maintains its 1996 earnings level and converts all of its tax-exempt securities into taxable securities, it anticipates that all of its net operating loss and capital loss carryforward and 90% of its existing deferred tax asset will be utilized by the year 2001.

Significant components of the income tax benefit (expense) are as follows:

                                                  Years Ended December 31,
                                                  ------------------------
(In millions)                                      1996     1995     1994
==========================================================================
Current benefit (expense)                        $   (9)  $   (2)      --
Deferred benefit (expense)                           13      (35)  $    7
--------------------------------------------------------------------------
     Total income tax benefit (expense)          $    4   $  (37)  $    7
==========================================================================

The components of benefit (expense) for total deferred income taxes are as follows:

                                                  Years Ended December 31,
                                                  ------------------------
(In millions)                                      1996     1995     1994
==========================================================================
Discounting of reserves for losses
     and loss adjustment expenses                $   (5)  $   (7)  $   (5)
Discounting of unearned premium
     reserves                                         1       --        4
Net operating loss carryforward                     (11)       2       19
Restructuring charges                                16       (3)      (9)
Capital loss carryforward                             3        3       11
Business in force                                    (6)      (7)      (6)
Policyholder dividends                               (4)      (5)      (1)
Tax liability adjustment                             20       --       --
Deferred investment income                           (4)     (15)      --
Deferred policy acquisition costs                    (1)      (3)      (8)
Other                                                 4       --        2
--------------------------------------------------------------------------
     Total deferred income tax
          benefit (expense)                      $   13   $  (35)  $    7
--------------------------------------------------------------------------


The reconciliation of income tax computed at the U.S. federal statutory rates to total income tax benefit (expense) is as follows:


                                                  Years Ended December 31,
                                                  ------------------------
(In millions)                                      1996     1995     1994
==========================================================================
Federal income tax benefit
     (expense) at statutory rates                  $(26)  $  (54)  $  (15)
Tax-exempt investment income                          9       17       23
Tax liability adjustment                             20       --       --
Other                                                 1       --       (1)
--------------------------------------------------------------------------
     Total income tax benefit (expense)          $    4   $  (37)  $    7
==========================================================================


In March 1996, TIG entered into settlement agreements with the IRS on several outstanding audit assessments, which resulted in a redetermination of certain tax liabilities related to prior tax years. A $20 million deferred tax benefit was recognized in first quarter of 1996 as a result of the redetermination.

                                    PART II

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
NOTE H.  FINANCING ARRANGEMENTS
================================================================================

NOTES PAYABLE. In April 1995, TIG Holdings issued $100 million of 8.125% Notes maturing 2005. Interest is payable on a semi-annual basis, and a lump sum principal repayment for the non-callable notes is due April 15, 2005. Included in the restrictive covenants are limitations on the disposition of the stock of TIG Insurance Company ("TIC"), limitations on liens and limitations on the merger of the Company. Interest expense was $8 million in 1996 and $6 million in 1995. Interest paid was $8 million and $4 million in 1996 and 1995, respectively. No interest was expensed or paid in 1994.

SALE - LEASEBACK. In December 1995, TIG entered into a $50 million credit facility, of which approximately $25 million was outstanding as of December 31, 1996. The facility is a direct financing arrangement with a third party related to the sale and leaseback of certain fixed assets, excluding data processing equipment. The initial draw of $22 million against the facility in December 1995 is being amortized over 5 years with interest at 5.9% payable quarterly. Subsequent draws against the facility are amortized over 5 years and interest, based on a floating rate, is payable quarterly. Interest rates during 1996 ranged from 6.440% to 6.475%.

LINE OF CREDIT. In December 1995, TIG established an unsecured revolving line of credit with maximum borrowings of $250 million. The full amount of the five year credit facility was available for general corporate purposes as of December 31, 1996.

--------------------------------------------------------------------------------
NOTE I.  MANDATORY REDEEMABLE PREFERRED STOCK
================================================================================

In April 1993, in connection with its IPO, TIG Holdings issued 250,000 shares of non-voting mandatory redeemable preferred stock with a cumulative annual cash dividend rate of $7.75 per share and an aggregate liquidation preference/redemption value of $25 million plus accrued and unpaid dividends. The preferred stock must be redeemed on April 27, 2000. With each regular quarterly dividend declared on the preferred shares, each holder also receives one non-transferable right (a "Right"). Each Right will constitute the right to receive an additional amount to the extent that the regular cash dividend to which the related Right was, in whole or in part, not made out of TIG Holdings' current or accumulated earnings and profits, as calculated for federal income tax purposes. In such event, the holder of a Right will be entitled to receive an amount which, when taken together with the regular cash dividend to which the Right was related, would cause the net after-tax return to such holder to equal what the net after-tax return on the mandatory redeemable preferred stock would have been had the regular cash dividend been paid entirely out of the current or accumulated earnings and profits of TIG Holdings. No additional payments were required during 1996. During 1995, TIG paid an additional $0.7 million in respect to these Rights in connection with dividends declared on the mandatory redeemable preferred stock during 1994. Transamerica agreed to indemnify TIG Holdings for any amounts paid with regard to any rights issued by TIG Holdings in connection with dividends declared on the mandatory redeemable preferred stock during 1993. Accordingly, $0.4 million was paid by Transamerica under this indemnification in 1994 with respect to dividends declared in 1993.

                                    PART II

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
NOTE J. SHAREHOLDERS' EQUITY
================================================================================

AUTHORIZED CAPITAL STOCK. TIG Holdings' authorized capital stock consists of one million shares of $0.01 par value Class A convertible common stock, 180 million shares of $0.01 par value common stock, and 15 million shares of $0.01 par value preferred stock.

CLASS A COMMON STOCK. In April 1993, TIG Holdings issued 224,600 shares of Class A common stock of which 81,191 had been canceled as of December 31, 1996. The Class A common stock is convertible into shares of common stock one year after issuance but not prior to the vesting of such shares in accordance with the terms of their issuance. Accordingly, as of December 31, 1996, the number of Class A common shares converted to common stock was 143,409 (see Note K - Incentive Compensation Plans). As of December 31, 1996, no Class A common stock is outstanding.

SUBSIDIARY DIVIDEND RESTRICTIONS. Payment of dividends to TIG Holdings by its insurance subsidiaries is subject to certain restrictions. State insurance laws limit the amount that may be paid without prior notice or approval by insurance regulatory authorities. As of December 31, 1996, $155 million of dividends are currently available for payment to TIG Holdings from its insurance subsidiaries during 1997 without restriction. Dividends paid by the insurance subsidiaries in 1996 and 1995 were $130 million and $75 million, respectively. Dividends paid in 1996 consisted of cash of $130 million. Dividends paid in 1995 consisted of cash of $55 million and subsidiary common stock of $20 million. There were no dividends paid to TIG Holdings in 1994 by its insurance subsidiaries.

--------------------------------------------------------------------------------
NOTE K.  INCENTIVE COMPENSATION PLANS
================================================================================

As of December 31, 1996, the Company has three stock based compensation plans, which are described below. The Company adopted SFAS 123 effective January 1, 1996 and has elected to continue to account for employee stock-based compensation as prescribed by APB Opinion No. 25 (See Note B).

THE 1996 LONG-TERM INCENTIVE PLAN. The 1996 Long-Term Incentive Plan (the "1996 Plan") provides for awards of stock options, stock appreciation rights, restricted stock grants, restricted stock units and/or performance units. The maximum number of shares of Common Stock in respect for which awards may be granted or paid out under the 1996 Plan is 5 million shares plus, effective January 1, 2000, the Limitation Amount. The "Limitation Amount" is 1.5% of the total number of issued and outstanding shares of Common Stock as of January 1, 2000, plus, effective each January 1 thereafter through and including January 1, 2006, 1.5% of the total number of issued and outstanding shares of Common Stock as of such January 1. In addition to the shares available for grant as previously mentioned, 2 million shares of Common Stock will be available solely for the grant of awards to employees in connection with acquisitions of other entities or businesses by the Company and its Related Companies. As of December 31, 1996, there were no stock appreciation rights, restricted stock units or performance units outstanding. The 1996 Plan will terminate on the date of the Company's annual meeting of stockholders in 2006. Thereafter, no awards may be granted. Stock options under the 1996 Plan have a term of ten years from the date of the grant and vest in equal annual installments over four years. Restricted stock grants vest in equal annual installments over three years.

THE 1996 NON-EMPLOYEE DIRECTORS COMPENSATION PROGRAM. The 1996 Non-Employee Directors Compensation Program (the "1996 Program") provides for awards of stock options and/or restricted

                                    PART II

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
shares units. These awards are not to exceed 200,000 shares. As of December 31, 1996, there were 30,636 shares of restricted stock units and 61,272 shares of stock options outstanding. The 1996 Program will terminate on the close of business on the date of the Company's annual meeting of stockholders in 1999. Restricted stock units and stock options granted prior to the date of the annual meeting of stockholders in 1997 will vest in three substantially equal installments on the dates of each annual meeting of stockholders in 1997, 1998 and 1999. Restricted share units and stock options granted on or after the date of the 1997 annual meeting of stockholders but prior to the date of the 1998 annual meeting of stockholders will vest in two equal installments on the dates of each annual meeting of stockholders in 1998 and 1999. Restricted share units and stock options granted on or after the date of the 1998 annual meeting of stockholders but prior to the 1999 annual meeting of stockholders will vest in one installment on the date of the 1999 annual meeting of stockholders. The maximum term of any stock option granted will be ten years from the date of grant.


THE 1993 LONG-TERM INCENTIVE PLAN. The 1993 Long-Term Incentive Plan (the "1993 Plan") provides for awards of stock options, stock appreciation rights, restricted stock grants and/or performance units (collectively referred to as "awards"). These awards are not to exceed 15 million shares in the aggregate. As of December 31, 1996, there were no stock appreciation rights or performance units outstanding. The 1993 Plan terminated May 2, 1996, except with respect to outstanding awards, with the approval of the 1996 Plan. Stock options under the 1993 Plan have a term of ten years from the date of grant and vest in equal annual installments over four years. Restricted stock grants vest in equal annual installments over three years.

In connection with the IPO, TIG and Transamerica agreed that TIG employees could surrender their options to purchase Transamerica common stock by May 14, 1993, and receive options to purchase TIG Holdings common stock, retaining the taxable spread, vesting schedule and term of the surrendered Transamerica stock options as of the IPO closing date. Options relating to 820,498 shares of common stock were issued in connection with this agreement and are included in outstanding options in the following table.

A summary of the status of the Company's three stock based compensation plans as of December 31, 1996 and changes during the three years ended December 31, 1996 is presented below:

                                         Restricted    Class A
                                           Shares       Shares        Options
==============================================================================
Oustanding at January 1, 1994              77,047      173,938      9,305,278
Granted                                    13,800           --      1,142,670
Exercised/Earned                          (30,234)     (67,816)       (42,076)
Forfeited or cancelled                     (4,599)     (29,863)      (409,675)
------------------------------------------------------------------------------
Outstanding at December 31, 1994           56,014      76,259       9,996,197
------------------------------------------------------------------------------
Granted                                     4,600           --      1,391,100
Exercised/Earned                          (30,911)     (39,800)      (100,133)
Forfeited or cancelled                       (843)        (666)      (275,982)
------------------------------------------------------------------------------
Outstanding at December 31, 1995           28,860       35,793     11,011,182
------------------------------------------------------------------------------
Granted                                   110,170           --      1,456,736
Exercised/Earned                          (25,436)     (35,793)      (383,594)
Forfeited or cancelled                    (14,380)          --       (472,089)
------------------------------------------------------------------------------
Outstanding at December 31, 1996           99,214           --     11,612,235
==============================================================================

The weighted average option exercise price was $22.08 and $22.74 for options outstanding at December 31, 1995 and 1996, respectively. The weighted average option exercise price was $27.39 for options granted during 1996, $20.37 for options exercised in 1996 and $23.67 for options forfeited in 1996.

The weighted average fair value of options granted during 1996 was $8.78 while the weighted average fair value of restricted stock granted during the year was $27.46. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1995 and 1996, respectively: dividend yield of
1.75 percent of all years;  expected volatility of .201;

                                    PART II

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
risk-free interest rate of 7 percent; and expected life of 7 years. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

If the fair value of the stock compensation granted had been accounted for under SFAS 123, the proforma net income for 1996 would have been $73.4 million or $1.21 per share and $115.5 million or $1.84 per share for 1995. For purposes of proforma disclosures, the estimated fair value of the stock compensation is amortized to expense over the stock compensation's vesting period. The effect on net income of the stock compensation amortization for the years presented above is not likely to be representative of the effects on reported net income for future years.

The following tables summarize information about stock options outstanding and exercisable at December 31, 1996:

                                   Options Outstanding
                     ------------------------------------------------
    Range of              Number        Weighted-Avg    Weighted-Avg
    Excercise      Outstanding @           Remaining        Exercise
     Prices             12/31/96    Contractual Life           Price
=====================================================================
$13.00 to $18.00         274,272             4.4 yrs          $16.40
$18.01 to $24.00       9,857,927             6.7 yrs          $22.24
$24.01 to $28.00       1,036,300             8.9 yrs          $26.11
$28.01 to $32.00         443,736             9.9 yrs          $29.89
---------------------------------------------------------------------
$13.00 to $32.00      11,612,235             6.9 yrs          $22.74
=====================================================================

                                      Options Excercisable
                          -------------------------------------------
   Range of                       Number            Weighted-Avg
   Exercise               Excercisable @                Exercise
    Prices                      12/31/96                   Price
=====================================================================
$13.00 to $18.00                 259,522                  $16.34
$18.01 to $24.00               8,688,232                  $22.53
$24.01 to $28.00                 128,350                  $25.66
$28.01 to $32.00                       -                       -
---------------------------------------------------------------------
$13.00 to $32.00               9,076,104                  $22.39
=====================================================================

--------------------------------------------------------------------------------
NOTE L.  EMPLOYEE BENEFIT PLANS
================================================================================

TIG Holdings' employee benefit plans (the "Plans") include the Diversified Savings Plan, the Employee Stock Ownership Plan, and the Profit Sharing Plan. Effective January 1, 1994, TIG Holdings adopted the ESOP and Profit Sharing Restoration Plans. TIG Holdings may amend, terminate, or suspend contributions to the Plans at any time as it may deem advisable. TIG Holdings is the administrator of the Plans. Any subsidiary of TIG Holdings participating in the Plans may withdraw at any time with the consent of the Holdings' Board of Directors. The Board of Directors has fiduciary responsibilities relating to the interpretation and operation of the Plans. As of January 1, 1997, the Diversified Savings Plan and Profit Sharing Plan were combined into the TIG Holdings, Inc. Diversified Savings and Profit Sharing Plan.

DIVERSIFIED SAVINGS PLAN. TIG Holdings, Inc. Diversified Savings Plan (the "DSP") is qualified under Section 401 (a) of the Internal Revenue Code ("IRC") and the trust established to hold the assets of the DSP is tax-exempt under
Section 501 (a) of the IRC. The DSP is available to all salaried employees. Most employees who elect to participate may contribute up to 12% of their pre-tax salary, plus bonuses, commissions, and overtime pay ("Employee Compensation") for each calendar year. TIG Holdings administers the DSP and will make matching contributions to the DSP in an amount equal to 75% of the participant's contribution up to a maximum of 6% of Employee Compensation. Certain IRC required limitations may be imposed for participants who are treated as "highly compensated employees" for purposes of the IRC. Generally, an employee vests in the matching employer contributions based upon years of service. Prior to January 1, 1995,

                                    PART II

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
an employee vested 25% after three years of service, 50% after four years of service, and 100% after five years of service. Effective January 1, 1995, an employee vests 25% after one year of service, 50% after two years of service and 100% after three years of service. Employer matching contributions were $3.3 million, $3.8 million, and $4.0 million for 1996, 1995 and 1994, respectively.


EMPLOYEE STOCK OWNERSHIP PLAN. Prior to the IPO closing, TIG Holdings adopted the TIG Holdings, Inc. Employees Stock Ownership Plan (the "ESOP"). Most salaried employees are eligible to participate in the ESOP. Generally, TIG Holdings will contribute, for each calendar year, an amount equal to one percent of Employee Compensation, as defined, on behalf of each participant employed on the last working day of that year or who was employed but died during the year. No employee contributions are permitted to be made to the ESOP. Prior to January 1, 1995 an employee fully vested at the end of five years. Effective January 1, 1995, an employee vests 25% after one year of service, 50% after two years of service and 100% after three years of service. In April 1993, the ESOP borrowed $24.1 million from TIG Holdings to purchase 1,124,754 newly issued shares of common stock. The loan obligation of the ESOP is considered unearned employee compensation,  and  as  such,  is  recorded  as a  reduction  of  TIG  Holdings'
shareholders' equity. As loan repayments are made by the ESOP, common stock is released to participant accounts. Unearned compensation is amortized based on the number of shares committed to be released and compensation expense is recognized based on the current market price. Compensation expense of $2.1million, $2.3 million and $1.3 million was recognized in 1996, 1995 and 1994, respectively. At December 31, 1996, 230,928 shares are allocated, 58,601 shares are committed to be released, and 503,766 shares are in suspense. As of December 31, 1996, the market value of unallocated shares was $17.1 million. Contributions to the ESOP were $2.0 million, $2.3 million and $1.2 million for 1996, 1995 and 1994, respectively. A participant's ESOP account will be distributed in full shares of common stock or cash after termination of service.

Employees who were actively employed on April 27, 1993 received an initial allocation of 100 shares of TIG Holdings common stock in which they were immediately fully vested. Effective January 1, 1995, all active associates who did not previously receive the initial allocation of shares in 1993 are eligible for 100 shares of TIG Holdings, Inc. common stock upon attainment of six months of service. These shares are allocated to the associates' accounts as of the last day of the plan year.

ESOP RESTORATION PLAN. The TIG Holdings, Inc. ESOP Restoration Plan is an unfunded plan for the purpose of providing deferred compensation for a select group of management or highly compensated employees whose allocations under the qualified ESOP plan are limited by annual restrictions as determined by the Internal Revenue Code. Highly compensated employees whose allocations under the qualified plan are limited by the Internal Revenue Code restrictions will be eligible for participation immediately upon the date of hire if annual earnings, including bonus in the year paid, exceed a specified threshold. The threshold for each year will be the amount of the cap on compensation that may be taken into account under the qualified plan for that year, or such greater amount as may be determined by the Committee in its discretion. Effective January 1, 1995, a Participant vests 25% after one year of service, 50% after two years of service and 100% after three years of service. Participants' accounts are credited in dollar amounts for the difference between the cash value of the stock that would have been allocated to the participant's account under the qualified ESOP plan and the cash value of the stock that would have been allocated in the absence of the restrictions noted above. Participants' accounts are adjusted for gains, losses and earnings as if invested in the same manner as such associate's account under the qualified ESOP plan. Liabilities due to the participants were approximately $227 thousand, $118 thousand and $28 thousand as of December 31, 1996, 1995 and 1994.

PROFIT SHARING PLAN. The TIG Holdings, Inc. Employees' Profit Sharing Plan (the "Profit Sharing Plan"), benefits eligible employees of TIG Holdings. Eligible employees are those who either were employed by TIG Holdings on December 31, each year or were employed during the plan year but who died prior to the plan year end. Generally, each

                                    PART II

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
salaried employee is eligible to participate in the Profit Sharing Plan. Prior to January 1, 1995 an employee fully vested at the end of five years. Effective January 1, 1995, an employee vests 25% after one year of service, 50% after two years of service, and 100% after three years of service. No employee contributions are permitted to be made to the Profit Sharing Plan. The amount of any contribution for any calendar year made by TIG Holdings will be determined at the sole discretion of the TIG Holdings' Board of Directors. For 1996, 1995 and 1994, TIG contributed on behalf of each participant an amount equal to the sum of (i) two percent of the participant's Employee Compensation, as defined, for the Plan Year and (ii) four percent of the participant's annual Employee Compensation in excess of a determined wage base. Contributions were $1.4 million, $2.0 million and $2.1 million for 1996, 1995 and 1994, respectively.

PROFIT SHARING RESTORATION PLAN. The TIG Holdings, Inc. Profit Sharing Restoration Plan is an unfunded plan for the purpose of providing deferred compensation for a select group of management or highly compensated employees whose allocations under the qualified Profit Sharing plan are limited by the annual restrictions as determined by the Internal Revenue Code. Highly compensated employees will be eligible for participation immediately upon the date of hire if annual earnings, including bonus in the year paid, exceed a specified threshold. The threshold for each year will be the amount of the cap on compensation that may be taken into account under the qualified plan for that year, or such greater amount as may be determined by the Committee in its discretion. Effective January 1, 1995, a Participant vests 25% after one year of service, 50% after two years of service and 100% after three years of service. Participants' accounts are credited for the difference between the dollar amount credited to the participants' account under the qualified Profit Sharing Plan and the amount that would have been credited in the absence of the restrictions noted above. Participants' accounts are adjusted for gains, losses and earnings as if invested in the same manner as such associate's account under the qualified Profit Sharing Plan. Liabilities due to the participants were approximately $916 thousand, $447 thousand and $111 thousand as of December 31, 1996, 1995 and 1994.

POSTRETIREMENT BENEFITS OTHER THAN PENSIONS. TIG participated in Transamerica's defined benefit health care plan that provided postretirement benefits to eligible retirees of Transamerica and affiliates. TIG assumed all liabilities with respect to its retirees and active employees at the date of the IPO. Contributions for these contributory plans are adjusted annually. Considerations for the adjustments include deductibles and coinsurance. Medical benefits are based on the employee's length of service and age at retirement from the Company. Assets held in trust consist of short term investments with a fair value of approximately $4.5 million and $3.0 million at December 31, 1996 and 1995, respectively.

A summary of the components of net periodic other postretirement benefit cost is as follows:

                                      Years Ended December 31,
                                      ------------------------
(In millions)                           1996    1995     1994
==============================================================
Service cost - benefits earned
   during the period                    $0.3    $0.3     $0.3
Interest cost on projected
   benefit obligation                    1.4     1.4      1.4
Amortization of prior service cost      (0.1)   (0.1)    (0.1)
--------------------------------------------------------------
Net periodic other postretirement
   benefit cost                         $1.6    $1.6     $1.6
==============================================================

The following table sets forth the amounts recognized in the balance sheet for other postretirement benefit plans:

                                                December 31,
                                              ----------------
(In millions)                                 1996       1995
==============================================================
Actuarial present value of other
     postretirement obligations:
   Retirees                                  $17.2      $17.8
   Active participants                         3.4        3.5
   Unrecognized net gain (loss)                  -       (0.1)
   Prior service cost                          0.7        0.8
--------------------------------------------------------------
Other postretirement benefit obligation      $21.3      $22.0
==============================================================

The weighted average annual assumed rate of increase in the health care cost trend rate is 11.0 percent for 1996 and 10.0 percent for 1997 and is

                                    PART II

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
assumed to decrease gradually to 8.0 percent in 1999 and remain at that level thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported.

Increasing the trend rate by one percentage point in each year would increase the actuarial present value obligation for postretirement medical benefits as of December 31, 1996, 1995 and 1994 by $1.9 million, $2.0 million and $1.9 million, respectively, and the aggregate of the service and interest cost components of net periodic postretirement benefit cost by $0.1 million for 1996, 1995 and 1994. The weighted average discount rate used in determining the postretirement benefit obligation was 7.0% at December 31, 1996 and 1995.

--------------------------------------------------------------------------------
NOTE M. COMMITMENTS AND CONTINGENCIES
================================================================================

Leases. Future minimum rental commitments as of December 31, 1996 for all noncancelable operating leases are as follows:

(In millions)
===========================================
1997                                   $16
1998                                    15
1999                                    14
2000                                    13
2001                                    10
Thereafter                              46
-------------------------------------------
                                       114
Sublease rental income                   9
-------------------------------------------
Net commitments                       $105
===========================================

Substantially all of the leases are for rental of office space, the initial terms of which range from 1 to 20 years. Total rental expense for 1996, 1995 and 1994 was $35.1 million, $29.9 million and $30.0 million, respectively. As a result of reorganization of TIG's commercial operations in the first quarter of 1996, certain lease termination costs in the amount of $18 million were incurred and are included in the $100 million restructuring charges recorded in 1996 as discussed in Note C.

LITIGATION. TIG's insurance subsidiaries are routinely engaged in litigation in the normal course of their business. As a liability insurer, the Company defends third-party claims brought against its insureds. As an insurer, the Company defends against coverage claims. In the opinion of TIG, based upon information available on the date of this report, no individual item of litigation, or group of similar items of litigation (including asbestos-related and environmental pollution matters and the matter referred to below), taken net of reserves established therefor and giving effect to insurance and reinsurance, is likely to result in judgments for amounts material to TIG's consolidated results of operations.

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

LONDON MARKET ACTIVITY. Through various indirect subsidiaries, the Company will become a limited liability participant in the Lloyd's of London ("Lloyd's") market in 1997. As a prerequisite to admittance to the Lloyd's market, irrevocable letters of credit totalling (pound)42.5 million and collateralized by $79.0 million of the Company's investment securities were provided in favor of the Society and Council of Lloyd's in 1996. The letters of credit effectively secure the future contingent obligations of the Company should the Lloyd's underwriting syndicates in which the Company participates incur net losses. The Company's contingent liability to the Society and Council of Lloyd's is limited to the amount of the letters of credit.

                                    PART II

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
NOTE N.    REGULATORY MATTERS
================================================================================

REGULATORY RISK-BASED CAPITAL. The states of domicile of TIG's insurance subsidiaries impose minimum risk-based capital requirements on insurance companies which were developed by the National Association of Insurance Commissioners ("NAIC"). The formulas for determining the amount of risk-based capital specify various weighting factors that are applied to financial balances or various levels of activity based on the perceived degree of risk. Regulatory compliance is determined by a ratio of the enterprise's regulatory total adjusted capital, as defined by the NAIC, to its authorized control level risk-based capital, as defined by the NAIC. Enterprises below specific trigger points or ratios are classified within certain levels, each of which requires specified corrective action. The levels and ratios are as follows:

                                Ratio of Total Adjusted Capital to
                               Authorized Control Level Risk-Based
   Regulatory Event                Capital (Less Than or Equal to)
---------------------------------------------------------------------
Company action level               2.0 (or 2.5 with negative trends)
Regulatory action level            1.5
Authorized control level           1.0
Mandatory control level            0.7
=====================================================================

At December 31, 1996, the statutory "risk-based" capital for each TIG insurance subsidiary was such that no action (company or regulatory) would be required.

PERMITTED STATUTORY ACCOUNTING PRACTICES. TIG prepares its statutory financial statements in accordance with accounting principles and practices prescribed or permitted by the domiciliary state insurance department. Prescribed statutory accounting practices include state laws, regulations, and general administrative rules, as well as a variety of publications of the NAIC. Permitted statutory accounting practices encompass all accounting practices that are not prescribed; such practices differ from state to state, may differ from company to company within a state, and may change in the future. Furthermore, the NAIC has a project to codify statutory accounting practices, the result of which is expected to constitute the only source of "prescribed" statutory accounting practices. Accordingly, that project, which is expected to be completed in 1997 and implemented in 1998 will likely change the definitions of what comprises prescribed versus permitted statutory accounting practices, and may result in changes to the accounting policies that insurance enterprises use to prepare their statutory financial statements.

Statutory amounts for TIG's business segments are as follows (see Note O - Business Segments):

                              Years Ended December 31,
                              ------------------------
(In millions)                   1996    1995     1994
======================================================
STATUTORY NET INCOME (LOSS):
Primary operations              $ 88    $ 67     $(29)
Reinsurance operations            96      69       42
------------------------------------------------------
   Total                        $184    $136      $13
======================================================

                                     December 31,
                                ----------------------
(In millions)                   1996    1995     1994
======================================================
STATUTORY SURPLUS:
Primary operations              $460    $512     $529
Reinsurance operations           515     440      372
------------------------------------------------------
   Total                        $975    $952     $901
======================================================

In June 1993, the California Department of Insurance permitted TIG Insurance Company ("TIC"), TIG's lead insurer, to record a quasi-reorganization of its statutory capital accounts. The effect of the quasi-reorganization was to increase the earned surplus of TIC to zero from a negative $285 million and to decrease contributed surplus by the same amount. This transaction significantly increased TIC's future dividend paying capability as insurance companies may only pay dividends from earned surplus.

Under the State of California insurance regulations, TIG is required to maintain minimum capital and surplus of $5,400,000. The Company's surplus and capital exceeds the NAIC's "risk-based-capital" requirements at the end of 1996.

                                    PART II

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
NOTE O.  BUSINESS SEGMENTS
================================================================================

TIG's operations are comprised of two business segments. Reinsurance operations and Primary Insurance operations. Primary Insurance operations are further broken down into Commercial Specialty, Retail, and Other Lines. Premium produced through Aon Corporation and its subsidiaries accounted for 23%, 22% and 21% of consolidated net premium written in 1996, 1995 and 1994, respectively. In addition, inter-segment premium for 1995 was $43 million. Revenues, pre-tax operating income and identifiable assets for each segment were as follows:


                                                                                Segments - 1996
                                                     --------------------------------------------------------------
(In millions)                                         Reinsurance         Primary          Parent     Consolidated
===================================================================================================================
Revenues:
Earned premium                                           $534             $1,005           $  -           $1,539
Net investment income                                     120                163              7              290
Net investment gain (loss)                                 18                (22)             -               (4)
-------------------------------------------------------------------------------------------------------------------
Total revenues                                           $672             $1,146            $ 7           $1,825
-------------------------------------------------------------------------------------------------------------------
Underwriting loss                                        $(14)              $(51)          $  -             $(65)
-------------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes                        $124                $89          $(138)             $75
-------------------------------------------------------------------------------------------------------------------
Identifiable assets                                    $2,372             $4,046            $58           $6,476
===================================================================================================================

                                                                                Segments - 1995
                                                     --------------------------------------------------------------
(In millions)                                         Reinsurance         Primary          Parent     Consolidated
===================================================================================================================
Revenues:
Earned premium                                           $483             $1,135          $   -           $1,618
Net investment income                                     100                158             10              268
Net investment gain (loss)                                  8                 (2)           (17)             (11)
-------------------------------------------------------------------------------------------------------------------
Total revenues                                           $591             $1,291            $(7)          $1,875
-------------------------------------------------------------------------------------------------------------------
Underwriting loss                                        $(17)              $(42)           $ -             $(59)
-------------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes                         $91                $98           $(34)         $   155
-------------------------------------------------------------------------------------------------------------------
Identifiable assets                                    $2,219             $4,282           $182           $6,683
===================================================================================================================


                                                                                Segments - 1994
                                                     --------------------------------------------------------------
(In millions)                                         Reinsurance         Primary          Parent     Consolidated
===================================================================================================================
Revenues:
Earned premium                                           $394             $1,155           $  -           $1,549
Net investment income                                      85                155              9              249
Net investment gain (loss)                                  1                (18)            (3)             (20)
-------------------------------------------------------------------------------------------------------------------
Total revenues                                           $480             $1,292             $6           $1,778
-------------------------------------------------------------------------------------------------------------------
Underwriting loss                                        $(22)             $(125)           $ -            $(147)
-------------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes                         $64               $(13)           $(6)             $45
-------------------------------------------------------------------------------------------------------------------
Identifiable assets                                    $1,815             $4,180           $121           $6,116
===================================================================================================================

                                    PART II

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
The following table is a summary of TIG's Primary insurance operations by major division:


                                                                                   Years Ended December 31,
                                                                        -----------------------------------------
(In millions)                                                            1996              1995             1994
=================================================================================================================
Primary earned premium:
     Commercial Specialty                                                $429              $419             $413
     Retail                                                               363               337              312
     Other Lines                                                          213               379              430
-----------------------------------------------------------------------------------------------------------------
Total primary earned premium                                           $1,005            $1,135           $1,155
-----------------------------------------------------------------------------------------------------------------

Underwriting loss:
     Commercial Specialty                                                $(13)              $(4)             $18
     Retail                                                                (4)               (6)             (55)
     Other Lines                                                          (34)              (32)             (88)
-----------------------------------------------------------------------------------------------------------------
Total underwriting loss                                                  $(51)             $(42)           $(125)
=================================================================================================================

--------------------------------------------------------------------------------
NOTE P.  INTERIM FINANCIAL DATA (Unaudited)
================================================================================

                                                                    Quarter
                                              ----------------------------------------------------
(In millions)                                  First         Second          Third         Fourth           Total
==================================================================================================================
Summary Quarterly Results:
     Revenues                     1996          $455           $457           $460           $453          $1,825
                                  1995           470            476            466            463           1,875
                                  1994           425            468            432            453           1,778

     Pre-tax income (loss) from   1996           (82)            49             53             55              75
          continuing operations   1995            20             44             47             44             155
                                  1994           (13)            27              8             23              45

     Net income (loss)            1996           (31)            34             37             39              79
                                  1995            18             33             34             33             118
                                  1994            (3)            23             10             22              52
------------------------------------------------------------------------------------------------------------------

Earnings per Common Share:
     Net income (loss)            1996        $(0.53)         $0.55          $0.64          $0.67           $1.30
                                  1995         $0.28          $0.53          $0.54          $0.54           $1.89
                                  1994        $(0.05)         $0.36          $0.15          $0.33           $0.79
==================================================================================================================



The 1994 first and third quarters were impacted by pre-tax catastrophe costs of $32 and $13 million, respectively, arising from the January 1994 Northridge earthquake. In the second quarter of 1995, a reserve of $6.3 million was established for exit costs resulting from management's decision to reduce small individually underwritten commercial policies, while a normal re-evaluation of the Company's allowance for reinsurance recoverables in the fourth quarter of 1995 resulted in an increase to pretax income of approximately $11 million for the quarter. In the first quarter of 1996, an after-tax restructuring change of $65 million was taken for costs related to management's decision to restructure operations (see Note C. - Restructuring Charges).

                                    PART II

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
NOTE Q.  SUBSEQUENT EVENT
================================================================================

In January of 1997, TIG Capital Trust I ("TIG Capital" or the "Trust"), a statutory business trust created under Delaware law and a trust subsidiary of TIG Holdings, completed a private offering for $125 million of 8.597% capital securities. TIG Holdings is the inital holder of 100% of the common securities of TIG Capital. Holders of the capital securities of the Trust will have a preference under certain circumstances over the holders of common securities of the Trust with respect to cash distributions and amounts payable on liquidation, redemption, or otherwise.

TIG Holdings issued $128.75 million in 8.597% Junior Subordinated Debentures to TIG Capital Trust I (including approximately $3.75 million with respect to the capital contributed to the Trust by TIG Holdings). TIG Holdings guaranteed the payment of distributions and payments on liquidation or redemption of the capital securities but only in each case to the extent of funds held by the Trust. The guarantee does not cover payment of distributions when the Trust does not have sufficient funds to pay such distributions. All of the net proceeds received by TIG Holdings from the issuance of the debentures will be used for general corporate purposes which may include repurchases of the Company's common stock.

--------------------------------------------------------------------------------
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
================================================================================

Not applicable.

                                    PART III
--------------------------------------------------------------------------------
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
================================================================================

Information required by this item is incorporated herein by reference from the sections entitled "Election of Directors", "Stock Ownership and Section 16(a) Beneficial Ownership Compliance" and "Certain Information Regarding the Executive Officers" in the Company's definitive proxy statement for its annual meeting of shareholders to be held May 1, 1997. Notwithstanding the foregoing, the subsection entitled "Compensation Committee Report on Executive Compensation" is not incorporated herein by reference.

--------------------------------------------------------------------------------
ITEM 11.  EXECUTIVE COMPENSATION
================================================================================

Information required by this item is incorporated by reference from the section entitled "Certain Information Regarding the Executive Officers" in the Company's definitive proxy statement for its annual meeting of shareholders to be held May 1, 1997. Notwithstanding the foregoing, the subsection entitled "Compensation Committee Report on Executive Compensation" is not incorporated herein by reference.

--------------------------------------------------------------------------------
ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
================================================================================

Information required by this item is incorporated by reference from the sections entitled "Stock Ownership and Section 16 (a) Beneficial Ownership Compliance" from the Company's definitive proxy statement for its annual meeting of shareholders to be held May 1, 1997.

--------------------------------------------------------------------------------
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
================================================================================

Not applicable.

                                    PART IV
--------------------------------------------------------------------------------
ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON  FORM 8-K
================================================================================

                                                                            Page
(A) (1) FINANCIAL STATEMENTS

Consolidated Balance Sheets at December 31, 1996 and 1995 ...................39

Consolidated Statements of Income for
each of the three years in the period ended December 31, 1996 ...............40

Consolidated Statements of Cash Flows for
each of the three years in the period ended December 31, 1996 ...............41

Consolidated Statements of Changes in Shareholders' Equity for
each of the three years in the period ended December 31, 1996 ...............42

Notes to Consolidated Financial Statements ..................................43

(A) (2) SCHEDULES SUPPORTING FINANCIAL STATEMENTS

Schedule II. Financial Statements of TIG Holdings, Inc.
(Parent Company Only) .......................................................65

Schedule III. Supplementary Insurance Information ...........................68

Schedule IV. Reinsurance ....................................................69

All other schedules specified by Article 7 of Regulation S-X are not required pursuant to the related instructions or are inapplicable and, therefore, have been omitted.

(A) (3) EXHIBITS ............................................................70

Exhibit 11. Computation of Earnings Per Share ...............................73

Exhibit 12. Computation of Ratio of
Consolidated Earnings to Fixed Charges and Preferred Stock Dividends ........74

A copy of exhibits not included with this Form 10-K may be obtained upon request and payment of the cost of reproduction to the Secretary at the Company's principal executive office, 65 East 55th Street, 28th Floor, New York, New York 10022.

(B) REPORTS ON FORM 8-K

No reports on Form 8-K were filed during the fourth quarter of 1996.

                                    PART IV
--------------------------------------------------------------------------------

                               TIG HOLDINGS, INC.                                                    SCHEDULE II
                                 BALANCE SHEETS
                              (Parent Company Only)

                                                                                               December 31,
                                                                                        -------------------------
(In millions)                                                                            1996               1995
=================================================================================================================
ASSETS
     Investments:
         Fixed maturity investments, at market (cost: $-0- in 1996,
         $131 in 1995)                                                                 $    -               $127
         Short-term and other investments, at cost which approximates market               40                 42
-----------------------------------------------------------------------------------------------------------------
              Total investments                                                            40                169
-----------------------------------------------------------------------------------------------------------------
     Investments in subsidiaries                                                        1,318              1,364
     Accrued investment income                                                              -                  1
     Income taxes                                                                          32                (26)
     Other assets                                                                          18                 12
-----------------------------------------------------------------------------------------------------------------

         Total assets                                                                  $1,408             $1,520
=================================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
     Notes payable                                                                        $98                $98
     Accounts payable and other liabilities                                                78                 21
-----------------------------------------------------------------------------------------------------------------
         Total liabilities                                                                176                119
-----------------------------------------------------------------------------------------------------------------
MANDATORY REDEEMABLE PREFERRED STOCK                                                       25                 25
-----------------------------------------------------------------------------------------------------------------
SHAREHOLDERS' EQUITY
     Common stock - par value $0.01 per share
         (authorized: 180,000,000 shares
         issued and outstanding: 64,610,109 shares in 1996, and
         64,125,050 shares in 1995 )                                                    1,198              1,186
     Class A common stock - par value $0.01 per share
         (authorized: 1,000,000 shares; issued and
         outstanding: 35,793 shares in 1995)                                                -                  1
     Retained earnings                                                                    234                168
     Net unrealized investment gain, net of taxes                                          52                110
     Net unrealized loss on foreign exchange, net of tax                                   (1)                (1)
-----------------------------------------------------------------------------------------------------------------
                                                                                        1,483              1,464
     Treasury stock (10,306,000 shares in 1996 and
         4,041,100 shares in 1995)                                                       (276)               (88)
-----------------------------------------------------------------------------------------------------------------
         Total shareholders' equity                                                     1,207              1,376
-----------------------------------------------------------------------------------------------------------------

         Total liabilities and shareholders' equity                                    $1,408             $1,520
=================================================================================================================


These financial statements should be read in conjunction with the Consolidated Financial Statements and the accompanying notes thereto.

                                    PART IV
--------------------------------------------------------------------------------


                               TIG HOLDINGS, INC.                                                    SCHEDULE II
                              STATEMENTS OF INCOME
                              (Parent Company Only)


                                                                                Years Ended December 31,
                                                                        -----------------------------------------
(In millions)                                                            1996              1995             1994
=================================================================================================================
REVENUES
     Net investment income                                                 $7               $10               $9
     Net investment loss                                                    -               (17)              (3)
-----------------------------------------------------------------------------------------------------------------
         Total revenues                                                     7                (7)               6
-----------------------------------------------------------------------------------------------------------------
EXPENSES
     Selling and administration expenses                                   37                21               12
     Interest expense                                                       8                 6                -
     Restructuring charges                                                100                 -                -
-----------------------------------------------------------------------------------------------------------------
         Total  expenses                                                  145                27               12
-----------------------------------------------------------------------------------------------------------------
Loss before income tax benefit                                           (138)              (34)              (6)
Income tax benefit                                                         76                42               22
-----------------------------------------------------------------------------------------------------------------
     Income (loss) before equity in earnings of subsidiaries              (62)                8               16
Equity in undistributed earnings of subsidiaries                          141               110               36
-----------------------------------------------------------------------------------------------------------------
     Net income                                                           $79              $118              $52
=================================================================================================================


These financial statements should be read in conjunction with the Consolidated Financial Statements and the accompanying notes thereto.

                                    PART IV
--------------------------------------------------------------------------------



                               TIG HOLDINGS, INC.                                          SCHEDULE II
                             STATEMENTS OF CASH FLOW
                              (Parent Company Only)
                                                                                Years Ended December 31,
                                                                        -----------------------------------------
(In millions)                                                            1996              1995             1994
=================================================================================================================
OPERATING ACTIVITIES
     Net income                                                           $79              $118              $52
     Adjustments to reconcile net income to net cash provided by (used in)
         operating activities:
     Changes in:
         Income taxes                                                     (58)              (25)               3
         Accrued investment income                                          1                 -                1
         Equity in undistributed earnings of subsidiaries                (141)             (110)             (36)
         Dividends received from subsidiaries                             130                75                -
         Other                                                             54                 6              (42)
-----------------------------------------------------------------------------------------------------------------
              Net cash provided by (used in) operating activities          65                64              (22)
-----------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
         Purchases of fixed maturity investments                          (67)             (118)             (51)
         Sales of fixed maturity investment                               187                75               99
         Maturities and calls of fixed maturities investments               5                 9               19
         Purchase of common stock investments                              (2)               (8)               -
         Net change in short-term investments                               4               (27)              10
         Capital contributions to subsidiaries                              -               (20)              (5)
         Other                                                              2                 1              (11)
-----------------------------------------------------------------------------------------------------------------
              Net cash provided by (used in) investing activities         129               (88)              61
-----------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
         Net proceeds from issuance of notes payable                        -                98                -
         Net proceeds from issuance of common stock                         8                 2                3
         Acquisition of treasury stock                                   (188)              (62)             (26)
         Common stock dividends                                           (12)              (12)             (13)
         Preferred stock dividends                                         (2)               (2)              (3)
-----------------------------------------------------------------------------------------------------------------
              Net cash provided by (used in) financing activities        (194)               24              (39)
-----------------------------------------------------------------------------------------------------------------
         Increase (decrease) in cash                                        -                 -                -
         Cash at beginning of period                                        -                 -                -
-----------------------------------------------------------------------------------------------------------------
         Cash at end of period                                           $  -             $   -             $  -
=================================================================================================================


These financial statements should be read in conjunction with the Consolidated Financial Statements and the accompanying notes thereto.

                                    PART IV
--------------------------------------------------------------------------------


                               TIG HOLDINGS, INC.                                              SCHEDULE III
                       SUPPLEMENTARY INSURANCE INFORMATION

                            Future
                            Policy                Other
                         Benefits,               Policy                       Benefits,   Amortization
                Deferred   Losses,               Claims                         Claims,    of Deferred          Other
                 Policy     Claims                  And                 Net  Losses And         Policy      Operating          Net
            Acquisition   And Loss   Unearned  Benefits  Premium Investment  Settlement    Acquisition       Expenses      Premium
(In millions)     Costs   Expenses    Premium   Payable  Revenue Income (1)    Expenses          Costs            (2)      Written
==================================================================================================================================
Year Ended

12/31/96:
Primary             $80     $2,418       $470         -   $1,005       $163        $752           $205            $95         $981
Reinsurance          64      1,342        226         -      534        120         386            142             20          548
Parent                -          -          -         -        -          7           -              -             37            -
----------------------------------------------------------------------------------------------------------------------------------
        Total      $144     $3,760       $696         -   $1,539       $290      $1,138           $347           $152       $1,529
----------------------------------------------------------------------------------------------------------------------------------
Year Ended
12/31/95:
Primary             $83     $2,600       $495         -   $1,135       $158        $815           $216           $132       $1,099
Reinsurance          61      1,286        217         -      483        100         361            119             20          511
Parent                -          -          -         -        -         10           -              -             36            -
----------------------------------------------------------------------------------------------------------------------------------
        Total      $144     $3,886       $712         -   $1,618       $268      $1,176           $335           $188       $1,610
----------------------------------------------------------------------------------------------------------------------------------
Year Ended
12/31/94:
Primary             $85     $2,784       $481         -   $1,155       $155        $866           $198           $189       $1,181
Reinsurance          52      1,089        194         -      394         85         299            101             16          440
Parent                -          -          -         -        -          9           -              -             37            -
----------------------------------------------------------------------------------------------------------------------------------
        Total      $137     $3,873       $675         -   $1,549       $249      $1,165            $299          $242       $1,621
----------------------------------------------------------------------------------------------------------------------------------

 (1)     Net investment income is based on each segment's investable assets.
 (2) Other operating expenses are allocated primarily on the specific identification basis. Where indirect expenses cannot be directly related to a segment, these expenses are allocated on a rational basis depending on the nature of the expense (e.g., premium written, head count, etc.).

                                    PART IV
--------------------------------------------------------------------------------

                                                                                                                SCHEDULE IV
                               TIG HOLDINGS, INC.
                                   REINSURANCE

                                                                              Assumed
                                                                                 From
                                                                                Other
                                                                            Companies                     Percentage
                                                              Ceded To            And                      Of Amount
                                                 Gross           Other    Involuntary          Net           Assumed
(In millions)                                   Amount       Companies          Pools       Amount            To Net
---------------------------------------------------------------------------------------------------------------------
Year Ended December 31, 1996
    Property and casualty
        premium                                 $1,307            $400           $632       $1,539            41.07%
---------------------------------------------------------------------------------------------------------------------
Year Ended December 31, 1995
    Property and casualty
        premium                                 $1,377            $388           $629       $1,618            38.88%
---------------------------------------------------------------------------------------------------------------------
Year Ended December 31, 1994
    Property and casualty
        premium                                 $1,422            $422           $549       $1,549            35.44%
=====================================================================================================================

                                    PART IV
--------------------------------------------------------------------------------

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

EXHIBIT 10.1: Master Leasing Agreement dated December 1, 1995 between BLC Corporation as Lessor, and TIG Insurance Company, as Lessee (incorporated by reference to Exhibit 10.1 to TIG Holdings' Annual Report on Form 10-K for the year ended December 31, 1995, Commission File No. 1-11856).

EXHIBIT 10.2: Trade Name and Service Mark License Agreement dated April 16, 1993 by and between Transamerica and TIG Insurance Group (incorporated by reference to Exhibit 10.5 to TIG Holdings' Quarterly Report on Form 10-Q for the quarter ended March 31, 1993, Commission File No. 1-11856).

EXHIBIT 10.3: Employment Agreement dated April 19, 1993 by and between TIG Holdings and Jon W. Rotenstreich (incorporated by reference to Exhibit 10.10 to TIG Holdings' Quarterly Report on Form 10-Q for the quarter ended March 31, 1993, Commission File No. 1-11856).

EXHIBIT 10.4: Employment Agreement dated April 19, 1993 by and between TIG Holdings and Don D. Hutson (incorporated by reference to Exhibit 10.11 to TIG Holdings' Quarterly Report on Form 10-Q for the quarter ended March 31, 1993, Commission File No. 1-11856).

EXHIBIT 10.5: Employment Agreement dated March 23, 1993 by and between Transamerica Reinsurance Company and William G. Clark (incorporated by reference to Exhibit 10.12 to TIG Holdings' Quarterly Report on Form 10-Q for the quarter ended March 31, 1993, Commission File No. 1-11856).

EXHIBIT  10.6:  Employment  Agreement  dated  March  23,  1993  by  and  between
Transamerica Reinsurance Company and Edwin M. Millette (incorporated by reference to Exhibit 10.18 to TIG Holdings' Annual Report on Form 10-K for the year ended December 31, 1994, Commission File No. 1-11856).

EXHIBIT 10.7: Letter to Edwin M. Millette re: Employment Agreement (incorporated by reference to Exhibit 10.19 to TIG Holdings' Annual Report on Form 10-K for the year ended December 31, 1994, Commission File No. 1-11856).

EXHIBIT 10.8: Letter from TIG Holdings to Edwin G. Pickett dated June 15, 1993 and June 22, 1993 concerning certain provisions of Mr. Pickett's employment with TIG Holdings (incorporated by reference to Exhibit 10.32 to Amendment No. 1 to TIG Holdings' Annual Report on Form 10-K for the year ended December 31, 1993, Commission File No. 1-11856).

EXHIBIT 10.9: TIG Holdings, Inc. 1993 Non-Employee Directors Restricted Share Program (incorporated by reference to Exhibit 10.21 to TIG Holdings' Quarterly Report on Form 10-Q for the quarter ended March 31, 1993, Commission File No. 1-11856).

                                    PART IV
--------------------------------------------------------------------------------

EXHIBIT 10.10: Amendment to TIG Holdings, Inc. 1993 Non-Employee Directors Restricted Share Program (incorporated by reference to Exhibit 10.22 to Amendment No. 1 to TIG Holdings' Annual Report on Form 10-K for the year ended December 31, 1993, Commission File No. 1-11856).

EXHIBIT 10.11: TIG Holdings, Inc. Common Stock Restricted Share Agreement (incorporated by reference to Exhibit 4.1 to TIG Holdings' Registration Statement on Form S-8, File No. 33-66650).

EXHIBIT 10.12: TIG Holdings, Inc. 1993 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.13 to TIG Holdings' Quarterly Report on Form 10-Q for the quarter ended March 31, 1993, Commission File No. 1-11856).

EXHIBIT 10.13: TIG Holdings, Inc. Employee Stock Ownership Plan (incorporated by reference to Exhibit 10.14 to TIG Holdings' Quarterly Report on Form 10-Q for the quarter ended March 31, 1993, Commission File No. 1-11856).

EXHIBIT 10.14: Employee Stock Ownership Plan Trust Agreement dated April 27, 1993 by and between TIG Holdings and Bank of America National Trust and Savings Association, as trustee (incorporated by reference to Exhibit 10.15 to TIG Holdings' Quarterly Report on Form 10-Q for the quarter ended March 31, 1993, Commission File No. 1-11856).

EXHIBIT 10.15: Loan and Stock Purchase Agreement dated April 27, 1993 by and between TIG Holdings and Bank of America National Trust and Savings Association, as trustee of the TIG Holdings, Inc. Employee Stock Ownership Plan (incorporated by reference to Exhibit 10.16 to TIG Holdings' Quarterly Report on Form 10-Q for the quarter ended March 31, 1993, Commission File No. 1-11856).

EXHIBIT 10.16: TIG Holdings, Inc. Diversified Savings Plan (incorporated by reference to Exhibit 10.17 to TIG Holdings' Quarterly Report on Form 10-Q for the quarter ended March 31, 1993, Commission File No. 1-11856).

EXHIBIT 10.17: Diversified Savings Plan Trust Agreement dated April 27, 1993 by and between Holdings and Bank of America National Trust and Savings Association, as trustee (incorporated by reference to Exhibit 10.18 to TIG Holdings' Quarterly Report on Form 10-Q for the quarter ended March 31, 1993, Commission File No. 1-11856).

EXHIBIT 10.18: TIG Holdings, Inc. Employee Profit Sharing Plan (incorporated by reference to Exhibit 10.19 to TIG Holdings' Quarterly Report on Form 10-Q for the quarter ended March 31, 1993, Commission File No. 1-11856).

EXHIBIT 10.19: Profit Sharing Plan Trust Agreement dated April 27, 1993 by and between TIG Holdings and Bank of America National Trust and Savings Association, as trustee (incorporated by reference to Exhibit 10.19 to TIG Holdings' Quarterly Report on Form 10-Q for the quarter ended March 31, 1993, Commission File No. 1-11856).

EXHIBIT 10.20: Amendment No. 3 dated February 16, 1995 to each of Employee Stock Ownership Plan, Employees' Profit Sharing Plan and Diversified Savings Plan (incorporated by reference to Exhibit 10.34 to TIG Holdings' Annual Report on Form 10-K for the year ended December 31, 1994, Commission File No. 1-11856).

EXHIBIT 10.21: Credit Agreement, dated as of December 14, 1995, by and among TIG Holdings, Inc., the lenders party thereto, Chemical Bank, as the Administrative Agent, and Morgan Guaranty Trust Company of New York, as the Document Agent (incorporated by reference to Exhibit 10.21 to TIG Holdings' Annual Report on Form 10-K for the year ended December 31, 1995, Commission File No. 1-11856).

EXHIBIT 10.22: Office Lease dated October 4, 1993 by and between T-Las Colinas Towers Corp. and TIC (incorporated by reference to Exhibit 10.28 to TIG Holdings' Registration Statement on Form S-1, File No. 33-71818).

EXHIBIT  10.23:  Amendment No. 1 dated November 7, 1994 to each of TIG Holdings,
Inc.  Employee  Stock  Ownership  Plan,   Employees'  Profit  Sharing

                                    PART IV
--------------------------------------------------------------------------------
Plan and Diversified Savings Plan (incorporated by reference to Exhibit 10.32 to TIG Holdings' Annual Report on 10-K for the year ended December 31, 1994, Commission File No. 1-11856).


EXHIBIT 10.24: Amendment No. 2 dated December 14, 1994 to each of TIG Holdings, Inc. Employee Stock Ownership Plan, Employees' Profit Sharing Plan and Diversified Savings Plan (incorporated by reference to Exhibit 10.33 to TIG Holdings' Annual Report on 10-K for the year ended December 31, 1994, Commission File No. 1-11856).

EXHIBIT 10.25: Environmental Reimbursement of Loss Agreement dated April 27, 1993 by and between Transamerica Insurance Company and Pyramid Insurance Company of Bermuda, Ltd. (incorporated by reference to Exhibit 10.2 to TIG Holdings' Quarterly Report on Form 10-Q for the quarter ended March 31, 1993, Commission File No. 1-11856.)

EXHIBIT 10.26: TIG Holding, Inc. 1996 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to TIG Holdings' Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, Commission File No. 1-11856).

EXHIBIT 10.27:  TIG  Holdings,   Inc.  1996   Non-Employee   Directors  Program
(incorporated by reference to Exhibit 10.2 to TIG Holdings' Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, Commission File No. 1-11856).

EXHIBIT 10.28: TIG Holdings, Inc. Annual Incentive Compensation Plan for Certain Executives (incorporated by reference to Exhibit 10.4 to TIG Holdings Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, Commission File No.1-11856).

EXHIBIT 10.29: TIG Holdings Inc. 1993 Long Term Incentive Plan Stock Option Agreement (incorporated by reference to Exhibit 10.4 to TIG Holdings' Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, Commission File 1-11856).

EXHIBIT 10.30: TIG Holdings, Inc. 1993 Long Term Incentive Plan Restricted Share Award Agreement (incorporated by reference to Exhibit 10.5 to TIG Holdings' Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, Commission File 1-11856).

EXHIBIT 10.31: TIG Holdings Inc. 1996 Long-Term Incentive Plan Stock Option Agreement (incorporated by reference to Exhibit 10.6 to TIG Holdings, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, Commission File 1-11856).

EXHIBIT 10.32: TIG Holdings, Inc. 1996 Long-Term Incentive Plan Executive Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.7 to TIG Holdings' Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, Commission File 1-11856).

EXHIBIT 10.33:  TIG Holdings, Inc. ESOP Restoration Plan.

EXHIBIT 10.34:  TIG Holdings, Inc. Profit Sharing Restoration Plan.

EXHIBIT 10.35: Amendment effective January 1, 1997 to the TIG Holdings, Inc. Diversified Savings Plan.

EXHIBIT 10.36: Amendment effective January 1, 1997 to the TIG Holdings, Inc. ESOP Restoration Plan.

EXHIBIT 10.37: Amendment effective January 1, 1997 to the TIG Holdings, Inc. Profit Sharing Plan.

EXHIBIT 11.1:  Statement re: Computation of Per Share Earnings.

Exhibit 12.1: Statement re: Computation of Ratio of Consolidated Earnings to Fixed Charges and Preferred Stock Dividends.

EXHIBIT 21:  Subsidiaries of TIG Holdings, Inc.

EXHIBIT 23.1:  Consent of Ernst & Young LLP

EXHIBIT 24.1:  Powers of Attorney.

                                    PART IV
--------------------------------------------------------------------------------


                               TIG HOLDINGS, INC.                                                     EXHIBIT 11
                        COMPUTATION OF EARNINGS PER SHARE
                                   (unaudited)
                                                                                    Years Ended December 31,
                                                                           -----------------------------------------
(In millions, except per share data)                                        1996              1995             1994
====================================================================================================================
Primary:
Weighted average shares outstanding                                         56.4              60.8             63.1
Net effect of dilutive stock options - based on the
     treasury stock method using average market price                        2.9               0.8                -

--------------------------------------------------------------------------------------------------------------------
Total primary common shares                                                 59.3              61.6             63.1
--------------------------------------------------------------------------------------------------------------------
Net income                                                                 $78.9            $118.3            $51.5
Less preferred stock dividend requirements                                  (1.9)             (1.9)            (1.9)
--------------------------------------------------------------------------------------------------------------------
Net income available to common stock                                       $77.0            $116.4            $49.6
--------------------------------------------------------------------------------------------------------------------
Net income per common share                                                $1.30             $1.89            $0.79
====================================================================================================================


====================================================================================================================
Fully diluted:
Weighted average shares outstanding                                         56.4              60.8             63.1
Net effect of dilutive stock options - based on the
     treasury stock method using higher of average market price
     or end of period market price                                           3.9               2.5                -
--------------------------------------------------------------------------------------------------------------------

Total fully diluted common stock                                            60.3              63.3             63.1
--------------------------------------------------------------------------------------------------------------------
Net income                                                                 $78.9            $118.3            $51.5
Less preferred stock dividend requirements                                  (1.9)             (1.9)            (1.9)
--------------------------------------------------------------------------------------------------------------------
Net income available to common stock                                       $77.0            $116.4            $49.6
--------------------------------------------------------------------------------------------------------------------
Net income per common share                                                $1.28             $1.84            $0.79
====================================================================================================================

                                    PART IV
--------------------------------------------------------------------------------


                                                                                                          EXHIBIT 12
                               TIG HOLDINGS, INC.
                  COMPUTATION OF RATIO OF CONSOLIDATED EARNINGS
                 TO FIXED CHARGES AND PREFERRED STOCK DIVIDENDS
                                   (unaudited)
                                                                           Years Ended December 31,
                                                           ---------------------------------------------------------
(In millions)                                               1996             1995             1994             1993
--------------------------------------------------------------------------------------------------------------------
EARNINGS:
    Pretax income from continuing operations                 $75             $155              $45            $(218)
    Fixed charges, excluding preferred
        stock dividends                                       16               15               11               13
--------------------------------------------------------------------------------------------------------------------
           Earnings                                          $91             $170              $56            $(205)
====================================================================================================================

FIXED CHARGES:
    Interest expense                                         $ 9            $   6             $  -             $  1
    Interest portion of operating leases,
        net of subleasing income                               7                9               11               12
    Preferred stock dividends requirements                     2                2                2                2
--------------------------------------------------------------------------------------------------------------------
        Fixed charges                                        $18              $17              $13              $15
====================================================================================================================

RATIO OF EARNINGS TO FIXED CHARGES                           5.1             10.0              4.3                -
====================================================================================================================

                                   SIGNATURES
--------------------------------------------------------------------------------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               TIG HOLDINGS, INC.


                              By /s/STEVEN A. COOK
                              -----------------------
                                 Steven A. Cook
                                   Controller

Date:  March 21, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By     /s/JON W. ROTENSTREICH*         By     /s/GEORGE B. BEITZEL*
------------------------------------   ------------------------------------
Jon W. Rotenstreich                    George B. Beitzel
Chairman of the Board and              Director
Chief Executive Officer and Director
(Principal Executive Officer)
                                       By     /s/WILLIAM G. CLARK*
By     /s/DON D. HUTSON*               ------------------------------------
------------------------------------   William G. Clark
Don D. Hutson                          Director
President, Chief Operating Officer
and Director
                                       By     /s/JOEL S. EHRENKRANZ*
By     /s/EDWIN G. PICKETT*            ------------------------------------
------------------------------------   Joel S. Ehrenkranz
Edwin G. Pickett                       Director
Executive Vice President and
Chief Financial Officer                By     /s/GEORGE D. GOULD*
(Principal Financial Officer)          ------------------------------------
                                       George D. Gould
By    /s/STEVEN A. COOK                Director
------------------------------------
Steven A. Cook                         By     /s/THE RT. HON. LORD MOORE*
Controller                             ------------------------------------
(Principal Accounting Officer)         The Rt. Hon. Lord Moore
                                       Director

                                       By     /s/WILLIAM W. PRIEST, JR.*
                                       ------------------------------------
                                       William W. Priest, Jr.
                                       Director

                                       By     /s/ANN W. RICHARDS*
                                       ------------------------------------
                                       Ann W. Richards
                                       Director

                                       By     /s/HAROLD TANNER*
                                       ------------------------------------
                                       Harold Tanner
                                       Director




Date:  March 21, 1997

*By     /s/LOUIS J. PAGLIA
------------------------------------

                               INDEX TO EXHIBITS
-------------------------------------------------------------------------------

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

EXHIBIT 10.1: Master Leasing Agreement dated December 1, 1995 between BLC Corporation as Lessor, and TIG Insurance Company, as Lessee (incorporated by reference to Exhibit 10.1 to TIG Holdings' Annual Report on Form 10-K for the year ended December 31, 1995, Commission File No. 1-11856).

EXHIBIT 10.2: Trade Name and Service Mark License Agreement dated April 16, 1993 by and between Transamerica and TIG Insurance Group (incorporated by reference to Exhibit 10.5 to TIG Holdings' Quarterly Report on Form 10-Q for the quarter ended March 31, 1993, Commission File No. 1-11856).

EXHIBIT 10.3: Employment Agreement dated April 19, 1993 by and between TIG Holdings and Jon W. Rotenstreich (incorporated by reference to Exhibit 10.10 to TIG Holdings' Quarterly Report on Form 10-Q for the quarter ended March 31, 1993, Commission File No. 1-11856).

EXHIBIT 10.4: Employment Agreement dated April 19, 1993 by and between TIG Holdings and Don D. Hutson (incorporated by reference to Exhibit 10.11 to TIG Holdings' Quarterly Report on Form 10-Q for the quarter ended March 31, 1993, Commission File No. 1-11856).

EXHIBIT 10.5: Employment Agreement dated March 23, 1993 by and between Transamerica Reinsurance Company and William G. Clark (incorporated by reference to Exhibit 10.12 to TIG Holdings' Quarterly Report on Form 10-Q for the quarter ended March 31, 1993, Commission File No. 1-11856).

EXHIBIT  10.6:  Employment  Agreement  dated  March  23,  1993  by  and  between
Transamerica Reinsurance Company and Edwin M. Millette (incorporated by reference to Exhibit 10.18 to TIG Holdings' Annual Report on Form 10-K for the year ended December 31, 1994, Commission File No. 1-11856).

EXHIBIT 10.7: Letter to Edwin M. Millette re: Employment Agreement (incorporated by reference to Exhibit 10.19 to TIG Holdings' Annual Report on Form 10-K for the year ended December 31, 1994, Commission File No. 1-11856).

EXHIBIT 10.8: Letter from TIG Holdings to Edwin G. Pickett dated June 15, 1993 and June 22, 1993 concerning certain provisions of Mr. Pickett's employment with TIG Holdings (incorporated by reference to Exhibit 10.32 to Amendment No. 1 to TIG Holdings' Annual Report on Form 10-K for the year ended December 31, 1993, Commission File No. 1-11856).

EXHIBIT 10.9: TIG Holdings, Inc. 1993 Non-Employee Directors Restricted Share Program (incorporated by reference to Exhibit 10.21 to TIG Holdings' Quarterly Report on Form 10-Q for the quarter ended March 31, 1993, Commission File No. 1-11856).

                               INDEX TO EXHIBITS
-------------------------------------------------------------------------------

EXHIBIT 10.10: Amendment to TIG Holdings, Inc. 1993 Non-Employee Directors Restricted Share Program (incorporated by reference to Exhibit 10.22 to Amendment No. 1 to TIG Holdings' Annual Report on Form 10-K for the year ended December 31, 1993, Commission File No. 1-11856).

EXHIBIT 10.11: TIG Holdings, Inc. Common Stock Restricted Share Agreement (incorporated by reference to Exhibit 4.1 to TIG Holdings' Registration Statement on Form S-8, File No. 33-66650).

EXHIBIT 10.12: TIG Holdings, Inc. 1993 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.13 to TIG Holdings' Quarterly Report on Form 10-Q for the quarter ended March 31, 1993, Commission File No. 1-11856).

EXHIBIT 10.13: TIG Holdings, Inc. Employee Stock Ownership Plan (incorporated by reference to Exhibit 10.14 to TIG Holdings' Quarterly Report on Form 10-Q for the quarter ended March 31, 1993, Commission File No. 1-11856).

EXHIBIT 10.14: Employee Stock Ownership Plan Trust Agreement dated April 27, 1993 by and between TIG Holdings and Bank of America National Trust and Savings Association, as trustee (incorporated by reference to Exhibit 10.15 to TIG Holdings' Quarterly Report on Form 10-Q for the quarter ended March 31, 1993, Commission File No. 1-11856).

EXHIBIT 10.15: Loan and Stock Purchase Agreement dated April 27, 1993 by and between TIG Holdings and Bank of America National Trust and Savings Association, as trustee of the TIG Holdings, Inc. Employee Stock Ownership Plan (incorporated by reference to Exhibit 10.16 to TIG Holdings' Quarterly Report on Form 10-Q for the quarter ended March 31, 1993, Commission File No. 1-11856).

EXHIBIT 10.16: TIG Holdings, Inc. Diversified Savings Plan (incorporated by reference to Exhibit 10.17 to TIG Holdings' Quarterly Report on Form 10-Q for the quarter ended March 31, 1993, Commission File No. 1-11856).

EXHIBIT 10.17: Diversified Savings Plan Trust Agreement dated April 27, 1993 by and between Holdings and Bank of America National Trust and Savings Association, as trustee (incorporated by reference to Exhibit 10.18 to TIG Holdings' Quarterly Report on Form 10-Q for the quarter ended March 31, 1993, Commission File No. 1-11856).

EXHIBIT 10.18: TIG Holdings, Inc. Employee Profit Sharing Plan (incorporated by reference to Exhibit 10.19 to TIG Holdings' Quarterly Report on Form 10-Q for the quarter ended March 31, 1993, Commission File No. 1-11856).

EXHIBIT 10.19: Profit Sharing Plan Trust Agreement dated April 27, 1993 by and between TIG Holdings and Bank of America National Trust and Savings Association, as trustee (incorporated by reference to Exhibit 10.19 to TIG Holdings' Quarterly Report on Form 10-Q for the quarter ended March 31, 1993, Commission File No. 1-11856).

EXHIBIT 10.20: Amendment No. 3 dated February 16, 1995 to each of Employee Stock Ownership Plan, Employees' Profit Sharing Plan and Diversified Savings Plan (incorporated by reference to Exhibit 10.34 to TIG Holdings' Annual Report on Form 10-K for the year ended December 31, 1994, Commission File No. 1-11856).

EXHIBIT 10.21: Credit Agreement, dated as of December 14, 1995, by and among TIG Holdings, Inc., the lenders party thereto, Chemical Bank, as the Administrative Agent, and Morgan Guaranty Trust Company of New York, as the Document Agent (incorporated by reference to Exhibit 10.21 to TIG Holdings' Annual Report on Form 10-K for the year ended December 31, 1995, Commission File No. 1-11856).

EXHIBIT 10.22: Office Lease dated October 4, 1993 by and between T-Las Colinas Towers Corp. and TIC (incorporated by reference to Exhibit 10.28 to TIG Holdings' Registration Statement on Form S-1, File No. 33-71818).

EXHIBIT  10.23:  Amendment No. 1 dated November 7, 1994 to each of TIG Holdings,
Inc.  Employee  Stock  Ownership  Plan,   Employees'  Profit  Sharing

                               INDEX TO EXHIBITS
-------------------------------------------------------------------------------
Plan and Diversified Savings Plan (incorporated by reference to Exhibit 10.32 to TIG Holdings' Annual Report on 10-K for the year ended December 31, 1994, Commission File No. 1-11856).


EXHIBIT 10.24: Amendment No. 2 dated December 14, 1994 to each of TIG Holdings, Inc. Employee Stock Ownership Plan, Employees' Profit Sharing Plan and Diversified Savings Plan (incorporated by reference to Exhibit 10.33 to TIG Holdings' Annual Report on 10-K for the year ended December 31, 1994, Commission File No. 1-11856).

EXHIBIT 10.25: Environmental Reimbursement of Loss Agreement dated April 27, 1993 by and between Transamerica Insurance Company and Pyramid Insurance Company of Bermuda, Ltd. (incorporated by reference to Exhibit 10.2 to TIG Holdings' Quarterly Report on Form 10-Q for the quarter ended March 31, 1993, Commission File No. 1-11856.)

EXHIBIT 10.26: TIG Holding, Inc. 1996 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to TIG Holdings' Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, Commission File No. 1-11856).

EXHIBIT 10.27:  TIG  Holdings,   Inc.  1996   Non-Employee   Directors  Program
(incorporated by reference to Exhibit 10.2 to TIG Holdings' Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, Commission File No. 1-11856).

EXHIBIT 10.28: TIG Holdings, Inc. Annual Incentive Compensation Plan for Certain Executives (incorporated by reference to Exhibit 10.4 to TIG Holdings Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, Commission File No.1-11856).

EXHIBIT 10.29: TIG Holdings Inc. 1993 Long Term Incentive Plan Stock Option Agreement (incorporated by reference to Exhibit 10.4 to TIG Holdings' Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, Commission File 1-11856).

EXHIBIT 10.30: TIG Holdings, Inc. 1993 Long Term Incentive Plan Restricted Share Award Agreement (incorporated by reference to Exhibit 10.5 to TIG Holdings' Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, Commission File 1-11856).

EXHIBIT 10.31: TIG Holdings Inc. 1996 Long-Term Incentive Plan Stock Option Agreement (incorporated by reference to Exhibit 10.6 to TIG Holdings, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, Commission File 1-11856).

EXHIBIT 10.32: TIG Holdings, Inc. 1996 Long-Term Incentive Plan Executive Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.7 to TIG Holdings' Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, Commission File 1-11856).

EXHIBIT 10.33:  TIG Holdings, Inc. ESOP Restoration Plan.

EXHIBIT 10.34:  TIG Holdings, Inc. Profit Sharing Restoration Plan.

EXHIBIT 10.35: Amendment effective January 1, 1997 to the TIG Holdings, Inc. Diversified Savings Plan.

EXHIBIT 10.36: Amendment effective January 1, 1997 to the TIG Holdings, Inc. ESOP Restoration Plan.

EXHIBIT 10.37: Amendment effective January 1, 1997 to the TIG Holdings, Inc. Profit Sharing Plan.

EXHIBIT 11.1:  Statement re: Computation of Per Share Earnings.

Exhibit 12.1: Statement re: Computation of Ratio of Consolidated Earnings to Fixed Charges and Preferred Stock Dividends.

EXHIBIT 21:  Subsidiaries of TIG Holdings, Inc.

EXHIBIT 23.1:  Consent of Ernst & Young LLP

EXHIBIT 24.1:  Powers of Attorney.

                                  EXHIBIT 10.33

                               TIG HOLDINGS, INC.

                              ESOP RESTORATION PLAN




                                                                Effective
                                                                January 1, 1994

                               TIG HOLDINGS, INC.
                              ESOP RESTORATION PLAN

TABLE OF CONTENTS                                                          PAGE
-----------------                                                          ----

ARTICLE I - PURPOSE AND ESTABLISHMENT.....................................   1
         1.1      Purpose.................................................   1
         1.2      Establishment...........................................   1

ARTICLE II - DEFINITIONS..................................................   2
         2.1      Beneficiary.............................................   2
         2.2      Board...................................................   2
         2.3      Committee...............................................   2
         2.4      Disability..............................................   2
         2.5      Effective Date..........................................   2
         2.6      Eligible Employee.......................................   2
         2.7      Employee Stock Ownership Plan...........................   2
         2.8      Employer................................................   3
         2.9      Employer Contributions..................................   3
         2.10     ESOP Restoration Account ...............................   3
         2.11     Minimum Eligible Salary ................................   3
         2.12     Participant.............................................   3
         2.13     Plan ...................................................   4
         2.14     Plan Year...............................................   4
         2.15     Profit Sharing Plan.....................................   4
         2.16     Profit Sharing Restoration Plan.........................   4
         2.17     Vested .................................................   4

ARTICLE III - ELIGIBILITY AND PARTICIPATION...............................   5
         3.1      Eligibility.............................................   5
         3.2      Participation...........................................   5

ARTICLE IV - ESTABLISHMENT OF ACCOUNT.....................................   6
         4.1      ESOP Restoration Account................................   6
         4.2      Vesting/Forfeiture of Benefits..........................   8

ARTICLE V - PAYMENT OF BENEFITS...........................................  11
         5.1      Lump Sum Distribution...................................  11
         5.2      Separateness of Plan ...................................  11
         5.3      Inapplicability of Retirement Equity Act of 1984........  11

ARTICLE VI - UNFUNDED NATURE OF PLAN......................................  12

TABLE OF CONTENTS                                                          PAGE
-----------------                                                          ----


ARTICLE VII -  ADMINISTRATION; AMENDMENTS AND TERMINATION;
                  RIGHTS AGAINST THE EMPLOYER.............................  14
         7.1      Administration..........................................  14
         7.2      Liability of Committee; Indemnification.................  14
         7.3      Amendment and/or Termination............................  15
         7.4      Rights Against the Employer.............................  16
         7.5      Expenses................................................  16

ARTICLE VIII - GENERAL AND MISCELLANEOUS..................................  17
         8.1      Spendthrift Clause......................................  17
         8.2      Severability............................................  17
         8.3      Construction............................................  17
         8.4      Governing Law...........................................  17
         8.5      Payment Due an Incompetent..............................  18
         8.6      Taxes...................................................  18

                               TIG HOLDINGS, INC.
                              ESOP RESTORATION PLAN
                              ---------------------

                                    ARTICLE I
                            PURPOSE AND ESTABLISHMENT
                            -------------------------

     1.1 Purpose. TIG Holdings, Inc. ("the Employer") desires to establish an "a
         -------
plan which is unfunded and is maintained by the employer primarily for the purpose of providing deferred compensation for a select group of management or highly compensated employees," within the meaning of Sections 201(2), 301(a)(3) and 401(a)(1) of the Employee Retirement Income Security Act of 1974, as amended ("ERISA"), solely for the purpose of benefiting participants in the Employee Stock Ownership Plan (as hereinafter defined) who (i) are precluded from receiving a full allocation of Employer Contributions under the Employee Stock Ownership Plan by the limitations of Section 415 of the Internal Revenue Code of 1986 ("the Code") or by the limitation on the compensation taken into account under such Plan, imposed by Section 401(a)(17) of the Code, as amended by the Omnibus Budget Reconciliation Act of 1993 ("OBRA 93"), and (ii) are designated for participation in this Plan, in accordance with the terms hereof.

     1.2 Establishment.  The Employer hereby establishes the TIG Holdings,  Inc.
         -------------
ESOP Restoration Plan, effective January 1, 1994.

                                   ARTICLE II
                                   DEFINITIONS
                                   -----------

     2.1  Beneficiary  means the  person or  persons  whom the  Participant  has
          -----------
designated or, pursuant to the provisions of Section 7.7 of the Employee Stock Ownership Plan is deemed to have designated, to receive a distribution from the Employee Stock Ownership Plan, in the event of the Participant's death.

     2.2  Board means the Board of Directors of the Employer.
          -----

     2.3  Committee  means the TIG Benefits  Committee  established  pursuant to
          ---------
Section 10.2 of the Employee Stock Ownership Plan or any such other committee designated by the Board, which shall consist of at least three members.

     2.4  Disability  shall have the  meaning  set forth in Section  2.12 of the
          ----------
Employee Stock Ownership Plan and shall be determined pursuant to procedures established by the Committee.

     2.5 Effective Date means January 1, 1994.
         --------------

     2.6 Eligible  Employee  means an employee of the Employer who has satisfied
         ------------------
the requirements of Section 3.1.

     2.7 Employee  Stock  Ownership Plan means the TIG Holdings,  Inc.  Employee
         -------------------------------
Stock Ownership Plan, effective as of April 27, 1993, and as in effect from time to time.

     2.8 Employer means TIG Holdings, Inc. and any Affiliate, within the meaning
         --------
of Section 2.3 of the Profit Sharing Plan, that has become a participating Affiliate in the Profit Sharing Plan in accordance with Section 2.16 of the Profit Sharing Plan, provided however, that for the purpose of Sections 4.2(b) and 7.3 the term Employer shall refer only to TIG Holdings, Inc.

     2.9  Employer  Contributions  means the ESOP  Contributions  as  defined in
          -----------------------
Section 2.17 of the Employee  Stock  Ownership  Plan,  made in  accordance  with
Section 4.1 of the Employee Stock Ownership Plan.

     2.10 ESOP Restoration Account means the book reserve account established on
          ------------------------
behalf of a Participant in accordance with Section 4.1.

     2.11 Minimum  Eligible  Salary means,  for any Plan Year, a Salary equal to
          -------------------------
the greater of (a) the maximum amount of compensation that may be taken into account under a qualified plan in accordance with Section 4019a)(17) of the Code, as in effect for such Plan Year, or (b) an amount determined and designated for such Plan Year by the Committee in its sole discretion. In exercising the discretion to determine the amount described in item (b) of the foregoing sentence, the Committee shall not designate an amount that would cause the Minimum Eligible Salary for any Plan Year to be inconsistent with the status of the Plan as a plan which is unfunded and is maintained by the Employer primarily for the purpose of providing deferred compensation for a select group of management or highly compensated employees, within the meaning of Sections 201(2), 301(a)(3), and 401(a)(1) of ERISA.

     2.12  Participant  means an employee or former employee of the Employer who
           -----------
has satisfied the requirements of Section 3.2 hereof.

     2.13 Plan means the TIG Holdings,  Inc. ESOP Restoration Plan, as set forth
          ----
in this document, and as it may be amended from time to time.

     2.14 Plan Year means the twelve consecutive month period commencing January
          ---------
1, 1994 and ending December 31, 1994 and each successive twelve consecutive month period thereafter, each commencing on January 1st.

     2.15 Profit  Sharing Plan means the TIG Holdings,  Inc.  Employees'  Profit
          --------------------
Sharing Plan, effective as of April 27, 1993, and as in effect from time to time.

     2.16 Profit Sharing  Restoration  Plan means the TIG Holdings,  Inc. Profit
          ---------------------------------
Sharing Restoration Plan, established and maintained by the Employer, as in effect from time to time.

     2.17  "Vested",  as used herein,  refers only to the  restriction  provided
           ---------
hereunder against the reduction of a Participant's Restoration Account. Notwithstanding the use of the term "vested," no provision of the Plan is intended to grant to any Participant any right, title, interest or claim to property, within the meaning of Section 83 of the Code or any other applicable provision of the Code, except upon the payment of benefits hereunder.

                                   ARTICLE III
                          ELIGIBILITY AND PARTICIPATION
                          -----------------------------

     3.1 Eligibility.  An employee of the Employer shall be an Eligible Employee
         -----------
for any Plan Year hereunder if (i) he is a participant in the Employee Stock Ownership Plan, (ii) the amount of the ESOP Contributions allocable to his account under the Employee Stock Ownership Plan for such Plan Year beginning on or after the Effective Date is less than the amount that would have been allocable to his account, if the limitations imposed by Sections 401(a)(17) and 415 of the Code had not been in effect, and (iii) his salary exceeds the Minimum Eligible Salary for such Plan Year.

     3.2  Participation.   An  Eligible  Employee  shall  become  a  Participant
          --------------
hereunder on the date as of which any amount is credited to his ESOP Restoration Account in accordance with Section 4.1. A Participant shall cease to participate in the Plan on the date that the balance of his ESOP Restoration Account is reduced to zero as a result of a distribution pursuant to Section 5.1, a forfeiture pursuant to Section 4.2(a), or a combination of such distribution and such forfeiture.

                                   ARTICLE IV
                            ESTABLISHMENT OF ACCOUNT
                            ------------------------

         4.1      ESOP Restoration Account.
                  -------------------------

                  (a) For each Plan Year beginning on or after January 1, 1994, the Employer shall credit to the ESOP Restoration Account established on behalf of each Participant who is an Eligible Employee for such Plan Year an amount equal to the excess, if any, determined by subtracting item (ii) from item (i), where:

                           (i) equals the cash value of Employer Contributions that would have been allocated to the Participant's account under the Employee Stock Ownership Plan for such Plan Year, if (1) the limitation imposed by
                                    Section 401(a)(17) of the Code on the amount of compensation taken into account under the Employee Stock Ownership Plan had not been in effect and (2) the limitation of Section 415 of the Code had not been in effect; and

                           (ii) equals the cash value of Employer Contributions allocated to the Participant's account under the Employee Stock Ownership Plan for such Plan Year.

                  (b) For purposes of subsection (a), the term cash value of Employer Contributions means the fair market value, as determined by the Committee, of the shares of Holdings Common Stock, within the meaning of Section
2.21  of  the  Employee  Stock   Ownership  Plan,  that  are  allocated  to  the
Participant's account under the Employee Stock Ownership Plan, pursuant to Sections 4.4.2 or 4.4.3(b) of the Employee Stock Ownership Plan (or would be so allocated, but for the limitations of Sections 401(a)(17) or 415 of the Code).

                  (c) The amount determined in accordance with subsection (a) shall be credited to the Participant's ESOP Restoration Account as of the last day of each Plan Year during the term of this Plan.

                  (d) The Employer shall credit each Participant's ESOP Restoration Account, as of the last day of each Plan Year, with an earnings credit (or debit) equal to the amount of investment gain (or loss) that would have been earned on the amount credited to such ESOP Restoration Account as of the first day of such Plan Year, if such amount had been held in the Employee Stock Ownership Plan as of such date and invested during such Plan Year in the same manner as the Participant's account under the Employee Stock Ownership Plan, in accordance with Sections 4.4.1, 4.4.2, 4.6, 5.6, 5.7, and 6.3 of the Employee Stock Ownership Plan. In the event that a Participant becomes entitled to receive a distribution from the Plan in accordance with Section 5.1, the date of his retirement, death, termination of employment or Disability shall be treated for purposes of this Section 4.1(d) as the last day of a Plan Year. The Committee in its sole discretion may determine amounts to be credited under this subsection without reference to any charges made against accounts under the Employee Stock Ownership Plan in accordance with Section 6.4.7 of the Employee Stock Ownership Plan, but in any event such charges shall not be deemed expenses of the Plan, for purposes of Section 7.5.

                  (e) The ESOP Restoration Account established hereunder for each Participant shall be maintained as a book reserve on the books of the Employer, and amounts credited thereto in accordance with this Section shall be added to such book reserve.

                  (f) In addition to amounts credited in accordance with subsection (a), there shall be credited to a Participant's ESOP Restoration Account, as of the Effective Date, an amount determined in accordance with subsection (a), with respect to the Plan Year of the Employee Stock Ownership Plan that ended on December 31, 1993, if and only if such Participant's Salary, for such Plan Year of the Employee Stock Ownership Plan exceeded the maximum amount of compensation permitted to be taken into account under a qualified plan, in accordance

         4.2      Vesting/Forfeiture of Benefits.
                  ------------------------------

                  (a) Except as provided in paragraph (b) of this Section 4.2, a Participant shall become vested in his ESOP Restoration Account in accordance with the vesting provisions set forth under Sections 8.1 and 8.3 of the Employee Stock Ownership Plan. If a Participant's employment with the Employer and all of its affiliates is terminated (whether such termination is initiated by the Participant, or the Employer or its affiliates, and without regard to the reason therefor) before a Participant is fully vested in his account under the Employee Stock Ownership Plan, said Participant or his Beneficiary shall be entitled to receive, in accordance with Article V of this Plan, that portion of his ESOP Restoration Account (inclusive of deemed earnings thereunder) determined by multiplying the value of said ESOP Restoration Account by the Participant's non-forfeitable percentage determined pursuant to Section 8.1 of the Employee Stock Ownership Plan and any other applicable provisions of the Employee Stock Ownership Plan. The nonvested portion of the Participant's ESOP Restoration Account, if any, shall be forfeited upon such termination date.

         (b) Upon a change of control of Employer, each Participant who is then an employee shall become fully vested in his ESOP Restoration Account.

               4.2(b).1  Change of  Control.  For the  purpose  of this  Section
                         ------------------
          4.2(b), "Change of Control" shall mean:

               (a) The acquisition, after the Effective Date, by an individual, entity or group (within the meaning of Section 13(d)(3) or 14(d)(2) of the Securities Exchange Act of 1934, as amended ("the Exchange Act")) of beneficial ownership (within the meaning of Rule 13d-3 promulgated under the Exchange Act) of 20% or more of either (i) the shares of the issued and outstanding common stock of the Employer (the "Common Stock"), or (ii) the combined voting power of the voting securities of the Employer entitled to vote generally in the election of directors (the "Voting Securities"); provided, however, that the following
                                    ---------   --------
                    acquisitions shall not constitute a Change of Control: (A) any acquisition by an employee benefit plan (or related trust) sponsored or maintained by the Employer or any Affiliate, or (B) any acquisition by any corporation if, immediately following such acquisition, more than 80% of the then outstanding shares of common stock of such corporation and the combined voting power of the then outstanding voting securities of such corporation (entitled to vote generally in the election of directors), is beneficially owned, directly or indirectly, by all or substantially all of the individuals and entities who, immediately prior to such acquisition, were the beneficial owners of the Common Stock and the Voting Securities in substantially the same proportions, respectively, as their ownership, immediately prior to such acquisition, of the Common Stock and Voting Securities; or


               (b) Individuals who, as of the Effective Date, constitute the Board (the "Incumbent Board") cease for any reason to constitute at least a majority of the Board; provided,
                                                                       --------
                    however,  that any individual becoming a director subsequent
                    -------
                    to the Effective Date whose election, or nomination for election by the Employer's shareholders, was approved by a vote of at least a majority of the directors then serving and comprising the Incumbent Board shall be considered as though such individual were a member of the Incumbent Board, but excluding, for this purpose, any such individual whose initial assumption of office occurs as a result of either an actual or threatened election contest (as such terms are used in Rule 14a-11 of Regulation 14A promulgated under the Exchange Act) or other actual or threatened solicitation of proxies or consents; or

               (c) Approval by shareholders of the Employer of a reorganization, merger or consolidation, other than a reorganization, merger or consolidation with respect to which all or substantially all of the individuals and entities who were the beneficial owners, immediately prior to such reorganization, merger or consolidation, of the Common Stock and Voting Securities beneficially own, directly or indirectly, immediately after such reorganization, merger or consolidation more than 80% of the then outstanding common stock and voting securities (entitled to vote generally in the election of directors) of the corporation resulting from such reorganization, merger or consolidation in substantially the same proportions as their respective ownership, immediately prior to such reorganization, merger or consolidation, of the Common Stock and the Voting Securities; or

               (d) Approval by the shareholders of the Employer of (i) a complete liquidation or dissolution of the Employer, or (ii) the sale or other disposition of all or substantially all of the assets of the Employer, other than to an Affiliate, wholly-owned, directly or indirectly, by the Employer.

         (c) If a Change of Control, within the meaning of Section 4.2(b).1, occurs and if a Participant's employment is terminated before such Change of Control and its is reasonably demonstrated by the Participant that such employment termination (i) was at the request, directly or indirectly, of a third party who has taken steps reasonably calculated to effect the Change of Control, or (ii) otherwise arose in connection with or in anticipation of the Change of Control, then for purposes of Section 4.2(b), the Change of Control shall be deemed to have occurred immediately prior to such Participant's employment termination.

                                    ARTICLE V
                               PAYMENT OF BENEFITS
                               -------------------

     5.1  Lump  Sum  Distribution.  Payment  of the  Participant's  vested  ESOP
          -----------------------
Restoration Account hereunder shall be made in the form of a cash lump sum to the Participant or his Beneficiary as soon as practicable after the Participant's employment with the Employer and any of its affiliates has been terminated for any reason. Payment to a Participant's Beneficiary shall be made only in the event of a Participant's death prior to his receipt of a distribution of his ESOP Restoration Account.

     5.2  Separateness  of Plan. Any benefit  payable under the Employee  Stock
          ---------------------
Ownership Plan shall be determined solely in accordance with the terms and provisions thereof. Any benefit payable under the Profit Sharing Plan and Profit Sharing Restoration Plan shall be determined solely in accordance with the terms and provisions thereof. Nothing in this Plan shall operate or be construed in any way to modify, amend or affect the terms and provisions of the Employee Stock Ownership Plan, the Profit Sharing Plan or the Profit Sharing Restoration Plan .

     5.3  Inapplicability of Retirement Equity Act of 1984. Nothing contained in
          ------------------------------------------------
this Plan is intended to give or shall give any spouse or former spouse of a Participant or any other person any right to benefits under the Plan by virtue of Sections 401(a)(11) and 417 of the Code or Section 205 of ERISA (relating to qualified pre-retirement survivor annuities and qualified joint and survivor annuities) or Sections 401(a)(13)(B) and 414(p) of the Code or Section 206(d) of ERISA (relating to qualified domestic relations orders).

                                   ARTICLE VI
                             UNFUNDED NATURE OF PLAN
                             -----------------------

     6.1 The Plan is an "unfunded plan primarily for the purpose of providing deferred compensation for a select group of management or highly compensated employees," within the meaning of Section 301(a)(3) of ERISA. The Employer has established ESOP Restoration Accounts on its books solely as a bookkeeping convenience, in order to account for the amounts earned by each Participant hereunder. The Employer shall not be required to segregate any funds representing the ESOP Restoration Accounts and nothing in this Plan shall be construed as providing for such segregation. In addition, the Employer shall not be deemed to be a Trustee for the Participants and their Beneficiaries with respect to any amounts deferred hereunder. The Participant, his Beneficiary and any other person or persons having or claiming a right to payments hereunder or to any interest in this Plan shall rely solely on the unsecured promise of the Employer to make payments hereunder. Nothing herein shall be construed to give the Participant, his Beneficiary or any other person or persons any right, title, interest or claim in or to any specific asset, fund, reserve, account or property of any kind whatsoever owned by the Employer or in which it may have any right, title or interest now or in the future; provided, however, that the Participant or any Beneficiary shall have the right to enforce his claim against the Employer in the same manner as any unsecured creditor. Nothing herein shall be construed to give the Participant, his Beneficiary, or any other person any rights, including, without limitation, voting rights, with respect to any capital stock of the Employer, nor to cause any person to be deemed an owner or holder of any capital stock of the Employer.

     6.2 Notwithstanding Section 6.1, the Employer may, in its absolute discretion, establish a trust fund and contribute to such trust fund assets that shall be held therein, subject to the claims of the Employer's creditors in the event of the insolvency of the Employer, until paid to Participants or Beneficiaries in accordance with the terms of the Plan. The Employer shall not establish any trust fund that would cause the Plan not to be deemed an unfunded plan for purposes of Title I of ERISA.

                                   ARTICLE VII
                         ADMINISTRATION; AMENDMENTS AND
                    TERMINATION; RIGHTS AGAINST THE EMPLOYER
                    ----------------------------------------

     7.1 Administration.
         --------------

                  (a) The Committee shall administer the Plan and shall have the full and absolute discretionary power and authority to construe and interpret the provisions of the Plan and to determine a Participant's eligibility for benefits hereunder.

                  (b) In exercising the power and authority granted to it by subsection (a), the Committee shall adhere to the claims and appeal procedure adopted by it pursuant to Section 10.4(n) of the Employee Stock Ownership Plan.

                  (c) Any determination made by the Committee pursuant to the authority granted under subsection (a) and, if applicable, in accordance with subsection (b), shall be conclusive and binding on all Participants, Beneficiaries and any other person who at any time have, or claim to have, any interest whatsoever under this Plan.

                  (d) Pursuant to Section 401(a)(1) of ERISA, it is intended that the Plan and the administration thereof shall be exempt from Part 4 of Title I of ERISA. The Committee and the members thereof shall not be deemed to be fiduciaries, within the meaning of Section 3(21) of ERISA, and shall not be subject to the terms of Part 4 of Title 1 of ERISA.

     7.2 Liability of Committee; Indemnification. To the extent permitted
         -----------------------------------------
by law, no member of the Committee shall be liable to any person for any action taken or omitted in connection with the interpretation and administration of this Plan, unless attributable to his own gross negligence or willful misconduct. The Employer shall indemnify the members of the Committee against any and all claims, losses, damages, and expenses, including any amounts paid in settlement with their approval, arising from their action or failure to act to the maximum extent required or permitted under the Delaware General Corporation Law as presently in effect and as hereafter amended from time to time.

     7.3 Amendment and/or Termination. (a) The Employer reserves the right
         ------------------------------
to alter, amend or terminate the Plan or any part hereof. Any such alteration, amendment or termination may be effected by resolution of the Board acting in accordance with the by-laws (or other applicable governing document) of the Employer, in such manner as the Board may determine and for any reason whatsoever. Without limiting the power and decision of a majority of the members of the Committee then in office constituting the final and binding act of the Committee acting with or without a meeting being called or held, and keeping minutes of all meetings held and a record of all actions taken by written consent, may alter or amend the Plan, or any part hereof, in any manner, provided that the Committee determines, which determination shall be conclusive and binding on all persons, that any such alteration or amendment is (a) necessary or appropriate to comply with any applicable law, regulation or administrative pronouncement or (b) of an administrative nature and has no material adverse cost effect on the Employer or any Affiliate of the Employer. Any such amendment or termination shall become effective upon the date stated herein and shall be binding upon all Participants and Beneficiaries; provided, however, that no such amendment or termination shall reduce the amount of, or the vested interest in, the ESOP Restoration Account of a Participant or Beneficiary hereunder as of the effective date of such amendment or termination.

                  (b) Unless otherwise, specifically provided in any amendment to the Employee Stock Ownership Plan made after the Effective Date, the terms of the Plan shall be subject to the terms of the Employee Stock Ownership Plan, as amended from time to time.

     7.4 Rights Against the Employer. The establishment of this Plan shall
         ----------------------------
not be construed as giving to any Participant, Beneficiary or any person whomsoever, any legal, equitable or other rights against the Employer, or its officers, directors, agents or shareholders, or as giving to any Participant or Beneficiary any equity or other interest in the assets or business of the Employer or in shares of Employer stock or giving any employee the right to be retained in the employment of

Employer. All Participants shall be subject to discharge to the same extent they would have been if this Plan had never been adopted.

     7.5 Expenses. The cost of this Plan and the expenses of administering
         ---------
the Plan shall be borne by the Employer.

                                  ARTICLE VIII
                            GENERAL AND MISCELLANEOUS
                            -------------------------

     8.1 Spendthrift Clause. No right, title or interest of any kind in the Plan
         -------------------
shall be transferable or assignable by any Participant or Beneficiary or be subject to alienation, anticipation, encumbrance, garnishment, attachment, execution or levy of any kind, whether voluntary or involuntary, nor subject to the debts, contracts, liabilities, engagements, or torts of the Participant or Beneficiary. Any attempt to alienate, anticipate, encumber, sell, transfer, assign, pledge, garnish, attach or otherwise subject to legal or equitable process or dispose of any interest in the Plan shall be void.

     8.2  Severability.  In the event that any  provision  of this Plan shall be
          ------------
declared illegal or invalid for any reason, said illegality or invalidity shall not affect the remaining provisions of this Plan but shall be fully severable and this Plan shall be construed and enforced as if said illegal or invalid provision had never been a part of this Plan.

     8.3 Construction. The article and section headings and numbers are included
         ------------
only for convenience of reference and are not to be taken as limiting or extending the meaning of any of the terms and provisions of this Plan. Whenever appropriate, words used in the singular shall include the plural or the plural may be read as the singular. When used herein, the masculine gender includes the feminine gender.

     8.4 Governing  Law. The validity and effect of this Plan and the rights and
         --------------
obligations of all persons affected hereby shall be construed and determined in accordance with the laws of the State of New York, unless superseded by federal law.

     8.5 Payment Due an Incompetent.  If the Committee  receives evidence that a
         --------------------------
Participant or Beneficiary entitled to receive any payment under the Plan is physically or mentally incompetent to receive such payment, the Committee may, in its sole discretion, direct the payment to any other person or trust which has been legally appointed by a court of competent jurisdiction or, in the event that no such person has been appointed, to any person whom the Committee, in its sole discretion, determines to be responsible for the care of the Participant or Beneficiary. Payment to any person or trust in accordance with this Section will fully discharge the obligations of the Plan to such Participant or Beneficiary.

     8.6 Taxes. All amounts payable  hereunder to any Participant or Beneficiary
         ------
shall be reduced by any and all federal, state and local taxes imposed upon the Participant or Beneficiary which are required to be paid or withheld by the Employer.


     IN WITNESS WHEREOF, the Employer, as authorized by its Board of Directors, has caused this Plan to be signed by its duly appointed officers as of the effective date set forth in Section 1.2 above.


ATTEST:                             TIG Holdings, Inc.


__________________                  By:
Secretary                           Title:

                                  EXHIBIT 10.34

                               TIG HOLDINGS, INC.

                         PROFIT SHARING RESTORATION PLAN























                                                                Effective
                                                                January 1, 1994

                               TIG HOLDINGS, INC.
                         PROFIT SHARING RESTORATION PLAN

TABLE OF CONTENTS                                                          PAGE
-----------------                                                          ----

ARTICLE I - PURPOSE AND ESTABLISHMENT........................................1
         1.1      Purpose....................................................1
         1.2      Establishment..............................................1

ARTICLE II - DEFINITIONS.....................................................2
         2.1      Beneficiary................................................2
         2.2      Board......................................................2
         2.3      Committee..................................................2
         2.4      Disability.................................................2
         2.5      Effective Date.............................................2
         2.6      Eligible Employee..........................................2
         2.7      Employee Stock Ownership Plan..............................2
         2.8      Employer...................................................3
         2.9      Employer Contributions.....................................3
         2.10     ESOP Restoration Plan .....................................3
         2.11     Minimum Eligible Salary ...................................3
         2.12     Participant................................................3
         2.13     Plan ......................................................3
         2.14     Plan Year..................................................4
         2.15     Profit Sharing Plan........................................4
         2.16     Restoration Account .......................................4
         2.17     Salary ....................................................4
         2.18     Vested.....................................................4

ARTICLE III - ELIGIBILITY AND PARTICIPATION..................................5
         3.1      Eligibility................................................5
         3.2      Participation..............................................5

ARTICLE IV - ESTABLISHMENT OF ACCOUNT........................................6
         4.1      Restoration Account........................................6
         4.2      Vesting/Forfeiture of Benefits.............................8

ARTICLE V - PAYMENT OF BENEFITS.............................................11
         5.1      Lump Sum Distribution.....................................11
         5.2      Separateness of Plan .....................................11
         5.3      Inapplicability of Retirement Equity Act of 1984..........11

ARTICLE VI - UNFUNDED NATURE OF PLAN........................................12

TABLE OF CONTENTS                                                          PAGE
-----------------                                                          ----

ARTICLE VII -  ADMINISTRATION; AMENDMENTS AND TERMINATION;
                  RIGHTS AGAINST THE EMPLOYER...............................13
         7.1      Administration............................................13
         7.2      Liability of Committee; Indemnification...................13
         7.3      Amendment and/or Termination..............................14
         7.4      Rights Against the Employer...............................15
         7.5      Expenses..................................................15

ARTICLE VIII - GENERAL AND MISCELLANEOUS....................................16
         8.1      Spendthrift Clause........................................16
         8.2      Severability..............................................16
         8.3      Construction..............................................16
         8.4      Governing Law.............................................16
         8.5      Payment Due an Incompetent................................17
         8.6      Taxes.....................................................17

                               TIG HOLDINGS, INC.
                         PROFIT SHARING RESTORATION PLAN
                         -------------------------------

                                    ARTICLE I
                            PURPOSE AND ESTABLISHMENT
                            -------------------------

     1.1 Purpose.  TIG Holdings,  Inc. ("the Employer")  desires to establish "a
         --------
plan which is unfunded and is maintained by the employer primarily for the purpose of providing deferred compensation for a select group of management or highly compensated employees," within the meaning of Sections 201(2), 301(a)(3) and 401(a)(1) of the Employee Retirement Income Security Act of 1974, as amended ("ERISA"), solely for the purpose of benefiting participants in the Profit Sharing Plan (as hereinafter defined) who (i) are precluded from receiving a full allocation of Employer Contributions under the Profit Sharing Plan by the limitations of Section 415 of the Internal Revenue Code of 1986 ("the Code") or by the limitation on the compensation taken into account under such Plan, imposed by Section 401(a)(17) of the Code, as amended by the Omnibus Budget Reconciliation Act of 1993 ("OBRA 93") and (ii) are designated for participation in this Plan, in accordance with the terms hereof.

     1.2 Establishment.  The Employer hereby establishes the TIG Holdings,  Inc.
         --------------
Profit Sharing Restoration Plan, effective January 1, 1994.

                                   ARTICLE II
                                   DEFINITIONS
                                   -----------

     2.1  Beneficiary  means the  person or  persons  whom the  Participant  has
          -----------
designated or, pursuant to the provisions of Section 7.6 of the Profit Sharing Plan is deemed to have designated, to receive a distribution from the Profit Sharing Plan, in the event of the Participant's death.

     2.2  Board means the Board of Directors of TIG Holdings, Inc.
          -----

     2.3  Committee  means the TIG Benefits  Committee  established  pursuant to
          ---------
Section 10.2 of the Profit Sharing Plan or any such other committee designated by the Board, which shall consist of at least three members.

     2.4  Disability  shall have the  meaning  set forth in Section  2.12 of the
          ----------
Profit Sharing Plan and shall be determined pursuant to procedures established by the Committee.

     2.5  Effective Date means January 1, 1994.
          --------------

     2.6  Eligible  Employee means an employee of the Employer who has satisfied
         -------------------
the requirements of Section 3.1.

     2.7 Employee  Stock  Ownership Plan means the TIG Holdings,  Inc.  Employee
         -------------------------------
Stock Ownership Plan, effective as of April 27, 1993, and as in effect from time to time.

     2.8 Employer means TIG Holdings, Inc. and any Affiliate, within the meaning
         --------
of Section 2.3 of the Profit Sharing Plan, that has become a participating Affiliate in the Profit Sharing Plan in accordance with Section 2.16 of the Profit Sharing Plan, provided, however, that for the purpose of Sections 4.2(b) and 7.3, the term Employer shall refer only to TIG Holdings, Inc.

     2.9 Employer  Contributions means Employer Profit Sharing  Contributions as
         -----------------------
defined in Section 2.17 of the Profit  Sharing  Plan,  made in  accordance  with
Section 4.1 of the Profit Sharing Plan.

     2.10 ESOP  Restoration  Plan means the TIG Holdings,  Inc. ESOP Restoration
          -----------------------
Plan, established and maintained by the Employer, as in effect from time to time.

     2.11 Minimum  Eligible  Salary means,  for any Plan Year, a Salary equal to
          -------------------------
the greater of (a) the maximum amount of compensation that may be taken into account under a qualified plan in accordance with Section 401(a)(17) of the Code, as in effect for such Plan Year, or (b) an amount determined and designated for such Plan year by the Committee in its sole discretion. In exercising the discretion to determine the amount described in item (b) of the foregoing sentence, the Committee shall not designate an amount that would cause the Minimum Eligible Salary for any Plan Year to be inconsistent with the status of the Plan as a plan which is unfunded and is maintained by the Employer primarily for the purpose of providing deferred compensation for a select group of management or highly compensated employees, within the meaning of Sections 201(2), 301(a)(3), and 401(a)(1) of ERISA.

     2.12  Participant  means an employee or former employee of the Employer who
           -----------
has satisfied the requirements of Section 3.2 hereof.

     2.13 Plan means the TIG Holdings,  Inc. Profit Sharing Restoration Plan, as
          ----
set forth in this document, and as it may be amended from time to time.

     2.14 Plan Year means the twelve consecutive month period commencing January
          ---------
1, 1994 and ending December 31, 1994 and each successive twelve consecutive month period thereafter, each commencing on January 1st.

     2.15 Profit  Sharing Plan means the TIG Holdings,  Inc.  Employees'  Profit
          --------------------
Sharing Plan, effective as of April 27, 1993, and as in effect from time to time.

     2.16  Restoration  Account means the book reserve  account  established  on
           --------------------
behalf of a Participant in accordance with Section 4.1.

     2.17 Salary  shall have the meaning set forth in Section 2.32 of the Profit
          ------
Sharing Plan, without regard to the second sentence thereof.

     2.18  "Vested",  as used herein,  refers only to the  restriction  provided
           ---------
hereunder against the reduction of a Participant's Restoration Account. Notwithstanding the use of the term "vested," no provision of the Plan is intended to grant to any Participant any right, title, interest or claim to property, within the meaning of Section 83 of the Code or any other applicable provision of the Code, except upon the payment of benefits hereunder.

                                   ARTICLE III
                          ELIGIBILITY AND PARTICIPATION
                          -----------------------------

     3.1 Eligibility.  An employee of the Employer shall be an Eligible Employee
         ------------
for any Plan Year hereunder if (i) he is a participant in the Profit Sharing Plan, (ii) the amount of contributions allocable to his account under the Profit Sharing Plan for such Plan Year beginning on or after the Effective Date is less than what would have been allocable to his account, if the limitations imposed by Sections 401(a)(17) and 415 of the Code had not been in effect, and (iii) his salary exceeds the Minimum Eligible Salary for such Plan Year.

     3.2  Participation.   An  Eligible  Employee  shall  become  a  Participant
          --------------
hereunder on the date as of which any amount is credited to his Restoration Account in accordance with Section 4.1. A Participant shall cease to participate in the Plan on the date that the balance of his Restoration Account is reduced to zero as a result of a distribution pursuant to Section 5.1, a forfeiture pursuant to Section 4.2(a), or a combination of such distribution and such forfeiture.

                                   ARTICLE IV
                            ESTABLISHMENT OF ACCOUNT
                            ------------------------

     4.1  Restoration Account.
          --------------------

          (a) For each Plan Year beginning on or after January 1, 1994, the Employer shall credit to the Restoration Account established on behalf of each Participant who is an Eligible Employee for such Plan Year an amount equal to the excess, if any, determined by subtracting item (ii) from item (i), where:




               (i) equals the amount of Employer Contributions that would have been allocated to the Participant's account under the Profit Sharing Plan for such Plan Year, if (1) the limitation imposed by Section 401(a)(17) of the Code on the amount of compensation taken into account under the Profit Sharing Plan had not been in effect and (2) the limitation of
                    Section 415 of the Code had not been in effect; and


               (ii) equals the amount of Employer Contributions allocated to the
                    Participant's account under the Profit Sharing Plan for such Plan Year.

          (b) The amount determined in accordance with subsection (a) shall be credited to the Participant's Restoration Account as of the last day of each Plan Year during the term of this Plan.





          (c) The Employer shall credit each Participant's Restoration Account, as of the last day of each Plan Year, with an earnings credit (or debit) equal to the amount of investment gain (or loss) that would have been earned on the amount credited to such Restoration Account as of the first day of such Plan Year, if such amount had been held in the Profit Sharing Plan as of such date and invested during such Plan Year in the same manner as the Participant's account under the Profit Sharing Plan, in accordance with Section 5 of the Profit Sharing Plan. In the event that a Participant becomes entitled to receive a distribution from the Plan in accordance with Section 5.1, the date of his retirement, death, termination of employment or Disability shall be treated for purposes of this Section 4.1(c) as the last day of a Plan Year. The Committee in its sole discretion may determine amounts to be credited under this subsection without reference to any charges made against accounts under the Profit Sharing Plan in accordance with Section 6.3.2 of the Profit Sharing Plan, but in any event such charges shall not be deemed expenses of this Plan, for purposes of
Section 7.5.

          (d) The Restoration Account established hereunder for each Participant shall be maintained as a book reserve on the books of the Employer, and amounts credited thereto in accordance with this Section shall be added to such book reserve.

          (e) In addition to amounts  credited in accordance  with  subsection
(a), there shall be credited to a Participant's Restoration Account, as of the Effective Date, an amount determined in accordance with subsection (a), with respect to the Plan Year of the Profit Sharing Plan that ended on December 31, 1993, if and only if such Participant's Salary, for such Plan Year of the Profit Sharing Plan exceeded the maximum amount of compensation permitted to be taken into account under a qualified plan, in accordance with Section 401(a)(17) of the Code as in effect during such Plan Year of the Profit Sharing.


          4.2 Vesting/Forfeiture of Benefits.
              -------------------------------


          (a) Except as provided in paragraph (b) of this Section 4.2, a Participant shall become vested in his Restoration Account in accordance with the vesting provisions set forth under Sections 8.1, 8.3, 12.3, and 12.4 of the Profit Sharing Plan. If a Participant's employment with the Employer and all of its affiliates is terminated (whether such termination is initiated by the Participant, or the Employer or its affiliates, and without regard to the reason therefor) before a Participant is fully vested in his account under the Profit Sharing Plan, said Participant or his Beneficiary shall be entitled to receive, in accordance with Article V of this Plan, that portion of his

Restoration  Account  (inclusive of deemed  earnings  thereunder)  determined by multiplying the value of said Restoration Account by the Participant's non-forfeitable percentage determined pursuant to Section 8.1 of the Profit Sharing Plan and any other applicable provisions of the Profit Sharing Plan. The nonvested portion of the Participant's Restoration Account, if any, shall be forfeited upon such termination date.

          (b) Upon a Change of Control of the Employer, each Participant who is then an employee shall become fully vested in his Restoration Account.

               4.2(b).1 Change of Control. For the purpose of this Section 4.2(b), "Change of Control" shall mean:

               (a) The acquisition, after the Effective Date, by an individual, entity or group (within the meaning of Section 13(d)(3) or 14(d)(2) of the Securities Exchange Act of 1934, as amended ("the Exchange Act")) of beneficial ownership (within the meaning of Rule 13d-3 promulgated under the Exchange Act) of 20% or more of either (i) the shares of the issued and outstanding common stock of the Employer (the "Common Stock"), or (ii) the combined voting power of the voting securities of the Employer entitled to vote generally in the election of directors (the "Voting Securities"); provided,
                                                                       ---------
                    however,   that  the   following   acquisitions   shall  not
                    -------
                    constitute a Change of Control: (A) any acquisition by an employee benefit plan (or related trust) sponsored or maintained by the Employer or any Affiliate, or (B) any acquisition by any corporation if, immediately following such acquisition, more than 80% of the then outstanding shares of common stock of such corporation and the combined voting power of the then outstanding voting securities of such corporation (entitled to vote generally in the election of directors), is beneficially owned, directly or indirectly, by all or substantially all of the individuals and entities who, immediately prior to such acquisition, were the beneficial owners of the Common Stock and the Voting Securities in substantially the same proportions, respectively, as their ownership, immediately prior to such acquisition, of the Common Stock and Voting Securities; or



               (b) Individuals who, as of the Effective Date, constitute the Board (the "Incumbent Board") cease for any reason to constitute at least a majority of the Board; provided,
                                                                       --------
                    however,  that any individual becoming a director subsequent
                    -------
                    to the Effective Date whose election, or nomination for election by the Employer's shareholders, was approved by a vote of at least a majority of the directors then serving and comprising the Incumbent Board shall be considered as though such individual were a member of the Incumbent Board, but excluding, for this purpose, any such individual whose initial assumption of office occurs as a result of either an actual or threatened election contest (as such terms are used in Rule 14a-11 of Regulation 14A promulgated under the Exchange Act) or other actual or threatened solicitation of proxies or consents; or

               (c) Approval by shareholders of the Employer of a reorganization, merger or consolidation, other than a reorganization, merger or consolidation with respect to which all or substantially all of the individuals and entities who were the beneficial owners, immediately prior to such reorganization, merger or consolidation, of the Common Stock and Voting Securities beneficially own, directly or indirectly, immediately after such reorganization, merger or consolidation more than 80% of the then outstanding common stock and voting securities (entitled to vote generally in the election of directors) of the corporation resulting from such reorganization, merger or consolidation in substantially the same proportions as their respective ownership, immediately prior to such reorganization, merger or consolidation, of the Common Stock and the Voting Securities; or

               (d) Approval by the shareholders of the Employer of (i) a complete liquidation or dissolution of the Employer, or (ii) the sale or other disposition of all or substantially all of the assets of the Employer, other than to an Affiliate, wholly-owned, directly or indirectly, by the Employer.

          (c) If a Change of Control, within the meaning of Section 4.2(b).1, occurs and if a Participant's employment is terminated before such Change of Control and its is reasonably demonstrated by the Participant that such employment termination (i) was at the request, directly or indirectly, of a third party who has taken steps reasonably calculated to effect the Change of Control, or (ii) otherwise arose in connection with or in anticipation of the Change of Control, then for purposes of Section 4.2(b), the Change of Control shall be deemed to have occurred immediately prior to such Participant's employment termination.

                                    ARTICLE V
                               PAYMENT OF BENEFITS
                               -------------------

     5.1 Lump Sum Distribution.  Payment of the Participant's vested Restoration
         ----------------------
Account hereunder shall be made in the form of a lump sum to the Participant or his Beneficiary as soon as practicable after the Participant's employment with the Employer and any of its affiliates has been terminated for any reason.
Payment to a Participant's Beneficiary shall be made only in the event of a Participant's death prior to his receipt of a distribution of his Restoration Account.

     5.2  Separateness  of Plan. Any benefit  payable under the Profit  Sharing
          ---------------------
Plan shall be determined solely in accordance with the terms and provisions thereof, any benefit payable under the Employee Stock Ownership and ESOP Restoration Plan shall be determined solely in accordance with the terms and provisions thereof. Nothing in this Plan shall operate or be construed in any way to modify, amend or affect the terms and provisions of the Profit Sharing Plan, the Employee Stock Ownership Plan or the ESOP Restoration Plan .

     5.3  Inapplicability of Retirement Equity Act of 1984. Nothing contained in
          ------------------------------------------------
this Plan is intended to give or shall give any spouse or former spouse of a Participant or any other person any right to benefits under the Plan by virtue of Sections 401(a)(11) and 417 of the Code or Section 205 of ERISA (relating to qualified pre-retirement survivor annuities and qualified joint and survivor annuities) or Sections 401(a)(13)(B) and 414(p) of the Code or Section 206(d) of ERISA (relating to qualified domestic relations orders).

                                   ARTICLE VI
                             UNFUNDED NATURE OF PLAN
                             -----------------------

     6.1 The Plan is an "unfunded plan primarily for the purpose of providing deferred compensation for a select group of management or highly compensated employees," within the meaning of Section 301(a)(3) of ERISA. The Employer has established Restoration Accounts on its books solely as a bookkeeping convenience, in order to account for the amounts earned by each Participant hereunder. The Employer shall not be required to segregate any funds representing the Restoration Accounts and nothing in this Plan shall be construed as providing for such segregation. In addition, the Employer shall not be deemed to be a Trustee for the Participants and their Beneficiaries with respect to any amounts deferred hereunder. The Participant, his Beneficiary and any other person or persons having or claiming a right to payments hereunder or to any interest in this Plan shall rely solely on the unsecured promise of the Employer to make payments hereunder. Nothing herein shall be construed to give the Participant, his Beneficiary or any other person or persons any right, title, interest or claim in or to any specific asset, fund, reserve, account or property of any kind whatsoever owned by the Employer or in which it may have any right, title or interest now or in the future; provided, however, that the Participant or any Beneficiary shall have the right to enforce his claim against the Employer in the same manner as any unsecured creditor.

     6.2 Notwithstanding Section 6.1, the Employer may, in its absolute discretion, establish a trust fund and contribute to such trust fund assets that shall be held therein, subject to the claims of the Employer's creditors in the event of the insolvency of the Employer, until paid to Participants or Beneficiaries in accordance with the terms of the Plan. The Employer shall not establish any trust fund that would cause the Plan not to be deemed an unfunded plan for purposes of Title I of ERISA.

                                   ARTICLE VII
                         ADMINISTRATION; AMENDMENTS AND
                    TERMINATION; RIGHTS AGAINST THE EMPLOYER
                    ----------------------------------------

     7.1 Administration.
         --------------

          (a) The Committee shall administer the Plan and shall have the full and absolute discretionary power and authority to construe and interpret the provisions of the Plan and to determine a Participant's eligibility for benefits hereunder.

          (b) In exercising the power and authority  granted to it by subsection
(a), the Committee shall adhere to the claims and appeal procedure adopted by it pursuant to Section 10.4(o) of the Profit Sharing Plan.

          (c) Any determination made by the Committee pursuant to the authority granted under subsection (a) and, if applicable, in accordance with subsection
(b), shall be conclusive and binding on all Participants, Beneficiaries and any other person who at any time have, or claim to have, any interest whatsoever under this Plan.

          (d) Pursuant to Section 401(a)(1) of ERISA, it is intended that the Plan and the administration thereof shall be exempt from Part 4 of Title I of ERISA. The Committee and the members thereof shall not be deemed to be fiduciaries, within the meaning of Section 3(21) of ERISA, and shall not be subject to the terms of Part 4 of Title 1 of ERISA.

     7.2 Liability of  Committee;  Indemnification.  To the extent  permitted by
         ------------------------------------------
law, no member of the Committee shall be liable to any person for any action taken or omitted in connection with the interpretation and administration of this Plan, unless attributable to his own gross negligence or willful misconduct. The Employer shall indemnify the members of the Committee against any and all claims, losses, damages, and expenses, including any amounts paid in settlement with their approval, arising from their action or failure to act to the maximum extent required or permitted under the Delaware General Corporation Law as presently in effect and as hereafter amended from time to time.

     7.3  Amendment  and/or  Termination.  (a) The Board shall have the right to
          -------------------------------
alter, amend or terminate the Plan or any part hereof. Any such alteration, amendment or termination may be effected by resolution of the Board acting in accordance with the by-laws (or other applicable governing document) of the Employer, in such manner as the Board may determine and for any reason whatsoever. Without limiting the power and authority of the Board, as described in the previous sentence, the Committee may, by decision of a majority of the members of the Committee then in office constituting the final and binding act of the Committee acting with or without a meeting being called or held, and keeping minutes of all meetings held and a record of all actions taken by written consent, may alter or amend the Plan, or any part hereof, in any manner, provided that the Committee determines, which determination shall be conclusive and binding on all persons, that any such alteration or amendment is (a) necessary or appropriate to comply with any applicable law, regulation or administrative pronouncement or (b) of an administrative nature and has no material adverse cost effect on the Employer or any Affiliate of the herein and shall be binding upon all Participants and Beneficiaries; provided, however, that no such amendment or termination shall reduce the amount of, or the vested interest in, the Restoration Account of a Participant or Beneficiary hereunder as of the effective date of such amendment or termination.

          (b) Unless otherwise specifically provided in any amendment to the Profit Sharing Plan made after the Effective Date, the terms of the Plan shall be subject to the terms of the Profit Sharing Plan, as amended from time to time.

     7.4 Rights Against the Employer.  The  establishment of this Plan shall not
         ----------------------------
be construed as giving to any Participant, Beneficiary or any person whomsoever, any legal, equitable or other rights against the Employer, or its officers, directors, agents or shareholders, or as giving to any Participant or Beneficiary any equity or other interest in the assets or business of the Employer or in shares of Employer stock or giving any employee the right to be retained in the employment of

Employer. All Participants shall be subject to discharge to the same extent they would have been if this Plan had never been adopted.


     7.5 Expenses.  The cost of this Plan and the expenses of administering  the
         ---------
Plan shall be borne by the Employer.

                                  ARTICLE VIII
                            GENERAL AND MISCELLANEOUS
                            -------------------------

     8.1 Spendthrift Clause. No right, title or interest of any kind in the Plan
         ------------------
shall be transferable or assignable by any Participant or Beneficiary or be subject to alienation, anticipation, encumbrance, garnishment, attachment, execution or levy of any kind, whether voluntary or involuntary, nor subject to the debts, contracts, liabilities, engagements, or torts of the Participant or Beneficiary. Any attempt to alienate, anticipate, encumber, sell, transfer, assign, pledge, garnish, attach or otherwise subject to legal or equitable process or dispose of any interest in the Plan shall be void.

     8.2  Severability.  In the event that any  provision  of this Plan shall be
          -------------
declared illegal or invalid for any reason, said illegality or invalidity shall not affect the remaining provisions of this Plan but shall be fully severable and this Plan shall be construed and enforced as if said illegal or invalid provision had never been a part of this Plan.

     8.3 Construction. The article and section headings and numbers are included
         -------------
only for convenience of reference and are not to be taken as limiting or extending the meaning of any of the terms and provisions of this Plan. Whenever appropriate, words used in the singular shall include the plural or the plural may be read as the singular. When used herein, the masculine gender includes the feminine gender.

     8.4 Governing  Law. The validity and effect of this Plan and the rights and
         ---------------
obligations of all persons affected hereby shall be construed and determined in accordance with the laws of the State of the State of New York, unless superseded by federal law.

     8.5 Payment Due an Incompetent.  If the Committee  receives evidence that a
         ---------------------------
Participant or Beneficiary entitled to receive any payment under the Plan is physically or mentally incompetent to receive such payment, the Committee may, in its sole discretion, direct the payment to any other person or trust which has been legally appointed by a court of competent jurisdiction or, in the event that no such person has been appointed, to any person whom the Committee, in its sole discretion, determines to be responsible for the care of the Participant or Beneficiary. Payment to any person or trust in accordance with this Section will fully discharge the obligations of the Plan to such Participant or Beneficiary.

     8.6 Taxes. All amounts payable  hereunder to any Participant or Beneficiary
         ------
shall be reduced by any and all federal, state and local taxes imposed upon the Participant or Beneficiary which are required to be paid or withheld by the Employer.


         IN WITNESS WHEREOF, the Employer, as authorized by its Board of Directors, has caused this Plan to be signed by its duly appointed officers as of the effective date set forth in Section 1.2 above.


ATTEST:                             TIG Holdings, Inc.


______________                 By:
Secretary                           Title:

                                  EXHIBIT 10.35

AMENDMENT OF TIG HOLDINGS, INC. DIVERSIFIED SAVINGS PLAN

         1.       Section 4.1 is amended to read as follows:

         4.1      Pre-Tax  Contributions.  Pursuant to the elections described
                  -----------------------
in Section 3.3, a Participant may defer, and have the amount of such deferral contributed by his or her Employer to the Trust Fund as his or her Pre-Tax Contributions, a portion of each payment of Salary that would otherwise be made to the Participant after his or her election becomes effective and while it remains so pursuant to Section 4.2.1 equal to any whole percentage from 1% through 12%; provided, however, that the Committee may increase the maximum percentage from 12% to any other whole percentage by action taken and communicated to Participants prior to the period with respect to which the Committee determines that such increased percentage may be elected; and, provided further, however, that the maximum percentage of deferral permitted with respect to a Senior Participant (as defined in Section 4.1.2) is 8%.

                                  EXHIBIT 10.36

AMENDMENT OF THE TIG HOLDINGS, INC. ESOP RESTORATION PLAN

          1. Section 4.2(b) is amended so that the first sentence thereof reads as follows:

               To the extent (but only to the extent) that the general applicability of this Section 4.2(b) to Participants will not cause any transaction under the Plan (other than a "discretionary transaction" as defined by Rule 16b-3(b)(1)) to fail to qualify as an exempt transaction under Rule 16b-3 of the Securities Exchange Act of 1934, then, upon a Change of Control of the Employer, each Participant who is then an employee of the Employer or an Affiliate shall become fully vested in his ESOP Restoration Account.


          2. Section 5.1 is amended in its entirety to read as follows:

               5.1  Form of  Distribution  Effective  January  1,1997,  each new
                    ---------------------
          Participant shall elect, upon commencement of participation in the Plan (which election shall be irrevocable except as otherwise provided in the Plan), which of the forms of distribution set forth in subsections (a), (b) and (c) of this Section 5.1 will apply to the distribution of his benefits (if any) under the Plan. Each Participant who commenced participation prior to January 1, 1997 shall be required to make a similar election with respect to the distribution of his Plan benefits, except that the election shall apply to benefits accrued prior to January 1, 1997 only if a distribution is not otherwise required before January 1, 1999; any distribution of such pre-1997 accrued benefits before January 1, 1999 shall be made as a Lump Sum Distribution in accordance with Section 5.1(a) hereof.


               All Participant elections shall be made in the manner and on the form selected by the Committee, and shall be final and binding upon the Participant, except as otherwise provided by the Plan.

               (a) Lump Sum  Distribution.  Payment of the vested portion of the
                   -----------------------
          Participant's ESOP Restoration Account hereunder may be made in the form of a lump sum to the Participant or his Beneficiary, paid as soon as practicable after the Participant's employment with the Employer and any of its Affiliates has terminated for any reason. Payment to the Participant's Beneficiary shall be made only in the event of the Participant's death prior to the distribution of the vested portion of his ESOP Restoration Account.

               (b) Ten Year  Installment  Distribution.  Payment  of the  vested
                   ------------------------------------
          portion of the Participant's ESOP Restoration Account hereunder may be made in the form of a series of ten annual distributions to the Participant or his Beneficiary, commencing as soon as practicable after the Participant's employment with the Employer and its Affiliates has been terminated for any reason. The amount of each installment shall be equal to the then current value of the vested portion of the Participant's ESOP Restoration Account multiplied by a fraction, the numerator of which shall be one and the denominator of which shall be the
          number  of   installments   remaining   to  be  paid.   Payment  to  a
          Participant's Beneficiary shall be made only in the event of the Participant's death prior to the distribution of the vested portion of his ESOP Restoration Account. The balance of the Participant's ESOP Restoration Account during such pay-out period shall be credited with deemed interest and earnings (or debited with losses and expenses) using the same measure as used under Section 4.1(d) hereof. In the event that a Participant no longer has an account under the Employee Stock Ownership Plan, the deemed earnings credit or debit shall be determined by the Committee based on the weighted average earnings for all Participants in the Employee Stock Ownership Plan.

               (c) Deferred Lump Sum Distribution  Payment of the vested portion
                   ------------------------------
          of the Participant's ESOP Restoration Account hereunder may be made in the form of a deferred lump sum distribution, whereby a lump sum shall be paid in the first quarter of the calendar year next following the calendar year in which the Participant's employment with the Employer and its Affiliates terminated for any reason. Payment to a Participant's Beneficiary shall be made only in the event of the Participant's death prior to the distribution of the vested portion of his ESOP Restoration Account. During the delay period, the Participant's ESOP Restoration Account shall be credited with deemed interest and earnings (or debited with losses and expenses) using the same measure as used under Section 4.1(d) hereof. In the event the Participant no longer has an account under the Employee Stock Ownership Plan, the deemed earnings credit or debit shall be determined by the Committee based on the weighted average earnings for all Participants in the Employee Stock Ownership Plan.

               Participant may elect, at least two years before any distribution is to be made or would commence pursuant to this Article V, to change the optional form of distribution that he previously elected, provided that he elects one of the distribution options specified above, and provided further that any acceleration of a distribution requires prior Committee consent. Any election under this Section 5.1 to change a distribution which is made within two years of a distribution event shall be null and void.

                               TIG HOLDINGS, INC.
                               ------------------

EMPLOYEE STOCK OWNERSHIP RESTORATION PLAN (the "ESORP")
-----------------------------------------

         RESOLVED, that the ESORP, in such form as authorized and approved by the Board of Directors as of September 21, 1994 shall be hereby amended to delete in its entirety Section 4.1(f), such section having been mistakenly included in the form of the ESORP, the effect of this section being contrary to the intended purpose of the ESORP, as presented to the Board of Directors for approval.

                                  EXHIBIT 10.37

AMENDMENT OF THE TIG HOLDINGS, INC. PROFIT SHARING RESTORATION PLAN

               1. Section 5.1 is amended in its entirety to read as follows:

               5.1  Form of  Distribution  Effective  January  1,1997,  each new
                    ---------------------
          Participant shall elect, upon commencement of participation in the Plan (which election shall be irrevocable except as otherwise provided in the Plan), which of the forms of distribution set forth in subsections (a), (b) and (c) of this Section 5.1 will apply to the distribution of his benefits (if any) under the Plan. Each Participant who commenced participation prior to January 1, 1997 shall be required to make a similar election with respect to the distribution of his Plan benefits, except that the election shall apply to benefits accrued prior to January 1, 1997 only if a distribution is not otherwise required before January 1, 1999; any distribution of such pre-1997 accrued benefits before January 1, 1999 shall be made as a Lump Sum Distribution in accordance with Section 5.1(a) hereof.

               All Participant elections shall be made in the manner and on the form selected by the Committee, and shall be final and binding upon the Participant, except as otherwise provided by the Plan.

               (a) Lump Sum  Distribution.  Payment of the vested portion of the
                   -----------------------
          Participant's Restoration Account hereunder may be made in the form of a lump sum to the Participant or his Beneficiary, paid as soon as practicable after the Participant's employment with the Employer and its Affiliates has been terminated for any reason. Payment to a Participant's Beneficiary shall be made only in the event of the Participant's death prior to the distribution of the vested portion of his Restoration Account.

               (b) Ten Year  Installment  Distribution.  Payment  of the  vested
                   ------------------------------------
          portion of the Participant's Restoration Account hereunder may be made in the form of a series of ten annual distributions to the Participant or his Beneficiary, commencing as soon as practicable after the Participant's employment with the Employer and its Affiliates has terminated for any reason. The amount of each installment shall be equal to the then current value of the vested portion of the Participant's Restoration Account multiplied by a fraction, the numerator of which shall be one and the denominator of which shall be the number of installments remaining to be paid. Payment to the Participant's Beneficiary shall be made only in the event of the Participant's death prior to the distribution of the vested portion of his Restoration Account. The balance of the Participant's Restoration Account during such pay-out period shall be credited with deemed interest and earnings (or debited with losses and expenses) using the same measure as used under Section 4.1(c) hereof. In the event that a Participant no longer has an account under the Profit Sharing Plan, the deemed earnings credit or debit shall be determined by the

          Committee based on the weighted average earnings for all Participants in the Profit Sharing Plan.

               (c) Deferred Lump Sum Distribution  Payment of the vested portion
                   ------------------------------
          of the Participant's Restoration Account hereunder may be made in the form of a deferred lump sum distribution, whereby a lump sum shall be paid in the first quarter of the calendar year next following the calendar year in which the Participant's employment with the Employer and its Affiliates terminated for any reason. Payment to the Participant's Beneficiary shall be made only in the event of the Participant's death prior to the distribution of the vested portion of his Restoration Account. During the delay period, the Participant's Restoration Account shall be credited with deemed interest and earnings (or debited with losses and expenses) using the same measure as used under Section 4.1(c) hereof. In the event the Participant no longer has an account under the Profit Sharing Plan, the deemed earnings credit or debit shall be determined by the Committee based on the weighted average earnings for all Participants in the Profit Sharing Plan.

               A Participant may elect, at least two years before any distribution is to be made or would commence pursuant to this Article V, to change the optional form of distribution that he previously elected, provided that he elects one of the distribution options specified above, and provided further that any acceleration of a distribution requires prior Committee consent. Any election under this
          Section 5.1 to change a distribution which is made within two years of a distribution event shall be null and void.

                               TIG HOLDINGS, INC.
                               ------------------

PROFIT SHARING RESTORATION PLAN (the "PSRP")
-------------------------------

     RESOLVED, that the PSRP, in such form as authorized and approved by the Board of Directors as of September 21, 1994 shall be hereby amended to delete in its entirety Section 4.1(e), such section having been mistakenly included in the form of the PSRP, the effect of this section being contrary to the intended purpose of the PSRP as presented to the Board of Directors for approval.

                                   EXHIBIT 11


                               TIG HOLDINGS, INC.                                                     EXHIBIT 11
                        COMPUTATION OF EARNINGS PER SHARE
                                   (unaudited)
                                                                                    Years Ended December 31,
                                                                           -----------------------------------------
(In millions, except per share data)                                        1996              1995             1994
====================================================================================================================
Primary:
Weighted average shares outstanding                                         56.4              60.8             63.1
Net effect of dilutive stock options - based on the
     treasury stock method using average market price                        2.9               0.8                -

--------------------------------------------------------------------------------------------------------------------
Total primary common shares                                                 59.3              61.6             63.1
--------------------------------------------------------------------------------------------------------------------
Net income                                                                 $78.9            $118.3            $51.5
Less preferred stock dividend requirements                                  (1.9)             (1.9)            (1.9)
--------------------------------------------------------------------------------------------------------------------
Net income available to common stock                                       $77.0            $116.4            $49.6
--------------------------------------------------------------------------------------------------------------------
Net income per common share                                                $1.30             $1.89            $0.79
====================================================================================================================


====================================================================================================================
Fully diluted:
Weighted average shares outstanding                                         56.4              60.8             63.1
Net effect of dilutive stock options - based on the
     treasury stock method using higher of average market price
     or end of period market price                                           3.9               2.5                -
--------------------------------------------------------------------------------------------------------------------

Total fully diluted common stock                                            60.3              63.3             63.1
--------------------------------------------------------------------------------------------------------------------
Net income                                                                 $78.9            $118.3            $51.5
Less preferred stock dividend requirements                                  (1.9)             (1.9)            (1.9)
--------------------------------------------------------------------------------------------------------------------
Net income available to common stock                                       $77.0            $116.4            $49.6
--------------------------------------------------------------------------------------------------------------------
Net income per common share                                                $1.28             $1.84            $0.79
====================================================================================================================

                                   EXHIBIT 12


                                                                                                          EXHIBIT 12
                               TIG HOLDINGS, INC.
                  COMPUTATION OF RATIO OF CONSOLIDATED EARNINGS
                 TO FIXED CHARGES AND PREFERRED STOCK DIVIDENDS
                                   (unaudited)
                                                                           Years Ended December 31,
                                                           ---------------------------------------------------------
(In millions)                                               1996             1995             1994             1993
--------------------------------------------------------------------------------------------------------------------
EARNINGS:
    Pretax income from continuing operations                 $75             $155              $45            $(218)
    Fixed charges, excluding preferred
        stock dividends                                       16               15               11               13
--------------------------------------------------------------------------------------------------------------------
           Earnings                                          $91             $170              $56            $(205)
====================================================================================================================

FIXED CHARGES:
    Interest expense                                         $ 9            $   6             $  -             $  1
    Interest portion of operating leases,
        net of subleasing income                               7                9               11               12
    Preferred stock dividends requirements                     2                2                2                2
--------------------------------------------------------------------------------------------------------------------
        Fixed charges                                        $18              $17              $13              $15
====================================================================================================================

RATIO OF EARNINGS TO FIXED CHARGES                           5.1             10.0              4.3                -
====================================================================================================================

                                   EXHIBIT 21

                               TIG HOLDINGS, INC.
                              LIST OF SUBSIDIARIES



                                                             State of
                                                           Incorporation
                                                           -------------
TIG Holdings, Inc.                                         Delaware
   TIG Holdings 1, Inc.                                    Delaware
      TIG Excess & Surplus Lines, Inc.                     Delaware
         TIG Specialty Insurance Company                   California
   TIG Insurance Group                                     California
      Rusco Services, Inc.                                 California
      TIG Holdings 3, Inc.                                 Delaware
         PW Financial Solutions                            Delaware
      TIG Insurance Company                                California
         TIG Holdings 4, Inc.                              Delaware
         TIG Premier Insurance Company                     California
         TIG Countrywide Insurance Company                 California
         Countrywide Corporation                           Texas
            Industrial County Mutual Insurance Company     Texas
         TIG Lloyds Insurance Company                      Texas
         TIG Indemnity Company                             California
         TIG Insurance Company of Texas                    Texas
         TIG Reinsurance Company                           Connecticut
            Investment Subsidiary Two Corporation          Delaware
            Investment Subsidiary Three Corporation        Delaware
            Investment Subsidiary Four Corporation         Delaware
            TIG RE UK Holdings Company                     Delaware
         Fairmont Insurance Company                        California
         TIG American Specialty Insurance Company          Texas
         TIG Insurance Company of Colorado                 Colorado
         TIG Insurance Corporation of America              Michigan
         TIG Insurance Company of Michigan                 Michigan
         TIG Insurance Company of New York                 New York
         Investment Subsidiary One Corporation             Delaware

                                  EXHIBIT 23.1

                 Exhibit 23.1 - Consent of Independent Auditors



      We consent to the incorporation by reference in the Registration Statement (Form S-8) No. 33-61564) pertaining to the TIG Holdings, Inc. 1993 Long-Term Incentive Plan, in the Registration Statement (Form S-8 No. 33-61970) pertaining to the TIG Holdings, Inc. Diversified Savings Plan, in the Registration Statement (Form S-8 No. 33-63148) pertaining to the TIG Holdings, Inc. 1993 Non-Employee Directors Restricted Share Program, in the Registration Statement (Form S-8 No. 33-66650) pertaining to the Common Stock Restricted Share Agreement, in the Registration Statement (Form S-3 No. 33-90594) of TIG Holdings, Inc. and related Prospectus pertaining to the registration of $100,000,000 of 8 1/8% Notes due 2005, in the Registration Statement (Form S-8 No. 333-18281) pertaining to the TIG Holdings, Inc. Diversified Savings Restoration, in the Post Effective Amendment No. 1 to the Registration Statement (Form S-8 No. 33-61564) pretaining to the TIG Holdings, Inc. 1993 Long-Term Incentive Plan, the TIG Holdings, Inc. 1996 Long-Term Incentive Plan, the TIG Holdings, Inc. 1996 Non-Employee Directors Compensation Program and the TIG Holdings, Inc. September 1996 Consultant Stock Option Agreement and in the Registration Statements (Form S-8 No. 333-15735) pertaining to the TIG Holdings, Inc. 1996 Long-Term Incentive Plan, the TIG Holdings, Inc. 1996 Non-Employee Directors Compensation Program and the TIG Holdings Inc. September 1996 Consultant Stock Option Agreement of our report dated January 31, 1997 with respect to the consolidated financial statements and schedules of TIG Holdings, Inc. included in the Annual Report (Form 10-K) for the year ended December 31, 1996.




                                                  /s/ERNST & YOUNG LLP



Dallas, Texas
March 21, 1997

                                  EXHIBIT 24.1

                                POWER OF ATTORNEY
                                -----------------

         KNOW  ALL MEN BY THESE  PRESENTS,  that  each  person  whose  signature appears below constitutes and appoints Jon W. Rotenstreich, Louis J. Paglia, Edwin G. Pickett and Steven A. Cook (each of them with full power of substitution and with full power to act without the others) his or her true and lawful attorneys-in-fact and agent for the undersigned in such person's name, place and stead, in any and all capacities, to sign an Annual Report for 1996 on Form 10-K and any and all subsequent amendments thereto and to file them so signed, with all exhibits thereto, and any and all other documents in connection therewith, with the Securities and Exchange Commission, hereby granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform any and all acts and things requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their substitutes, may lawfully do or cause to be done by virtue hereof.

Dated:  March 19, 1997
        --------------

By  /s/JON W. ROTENSTREICH              By  /s/DON D. HUTSON
-------------------------------------   ----------------------------------------
Name:  Jon W. Rotenstreich              Name:  Don D. Hutson
Title: Director, Chairman of the Board  Title: Director, President and
       and Chief Executive Officer             Chief Operating Officer
       (Principal Executive Officer)

By  /s/EDWIN G. PICKETT                 By  /s/STEVEN A. COOK
-------------------------------------   ----------------------------------------
Name:  Edwin G. Pickett                 Name:  Steven A. Cook
Title: Executive Vice President and     Title: Controller
       Chief Financial Officer                 (Principal Accounting Officer)
       (Principal Financial Officer)

By  /s/GEORGE B. BEITZEL                By  /s/WILLIAM G. CLARK
-------------------------------------   ----------------------------------------
Name:  George B. Beitzel                Name:   William G. Clark
Title: Director                         Title:  Director

By  /s/JOEL S. EHRENKRANZ               By  /S/GEORGE D. GOULD
-------------------------------------   ----------------------------------------
Name:  Joel S. Ehrenkranz               Name:   George D. Gould
Title: Director                         Title:  Director

By  /s/LORD MOORE                       By  /s/WILLIAM W. PRIEST
-------------------------------------   ----------------------------------------
The Rt. Hon. Lord Moore                 Name:   William W. Priest
Director                                Title:  Director

By  /S/ANN W. RICHARDS                  By  /s/HAROLD TANNER
-------------------------------------   ----------------------------------------
Name:  Ann W. Richards                  Name:   Harold Tanner
Title: Director                         Title:  Director