Form 10-Q
period 1997-03-31
TIG HOLDINGS INC
filed 1997-05-15
CIK 897430

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                 ---------------

                                    FORM 10-Q


                 (X) Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the Quarterly Period Ended March 31, 1997

                                       OR

              ( )TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the Transition Period from to

                         Commission File Number 1-11856

===============================================================================


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

===============================================================================

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

         Number  of  shares  of  Common  Stock,   $0.01  par  value  per  share,
outstanding as of close of business on March 31, 1997: 53,433,586 excluding 11,747,336 treasury shares.

                               TIG HOLDINGS, INC.
                               INDEX TO FORM 10-Q


PART I.  FINANCIAL INFORMATION                                             Page

Item 1.   Financial Statements

          Condensed consolidated balance sheets as of
          March 31, 1997 (unaudited) and December 31, 1996 ................  3

          Condensed consolidated statements of income for the
          three months ended March 31, 1997 (unaudited) and
          March 31, 1996 (unaudited).......................................  4

          Condensed consolidated statement of changes in
          shareholders' equity for the three months ended
          March 31, 1997 (unaudited).......................................  5

          Condensed consolidated statements of cash flows
          for the three months ended March 31, 1997 (unaudited)
          and March 31, 1996 (unaudited)...................................  6

          Notes to condensed consolidated financial
          statements (unaudited)...........................................  7

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations..............................  9

     2.1  Consolidated Results............................................. 10
     2.2  Reinsurance...................................................... 12
     2.3  Commercial Specialty............................................. 14
     2.4  Retail........................................................... 15
     2.5  Other Lines...................................................... 17
     2.6  Investments...................................................... 18
     2.7  Reserves......................................................... 21
     2.8  Liquidity and Capital Resources.................................. 22
     2.9  Forward-Looking Statements....................................... 24
     2.10 Glossary......................................................... 25

PART II.    OTHER INFORMATION

Item 1.   Legal Proceedings................................................ 27

Item 6.   Exhibits and Reports on Form 8-K................................. 28

          Exhibit 11 - Computation of Earnings Per Share (unaudited)....... 29

SIGNATURE ................................................................. 30


                               TIG HOLDINGS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                                                                 March 31,        December 31,
(In millions, except share data)                                                   1997               1996
============================================================================ ================== ==================
                                                                                (unaudited)
ASSETS
     Investments:
         Fixed maturities at market
             (cost:  $4,114 in 1997 and $3,976 in 1996)                            $4,111             $4,057
         Short-term and other investments, at cost which
              approximates market                                                     173                176
---------------------------------------------------------------------------- ------------------ ------------------
              Total investments                                                     4,284              4,233
     Cash                                                                              24                 19
     Accrued investment income                                                         63                 57
     Premium receivable (net of allowance of: $4 in 1997 and 1996)                    435                420
     Reinsurance recoverable (net of allowance of: $9 in 1997 and 1996)             1,254              1,264
     Deferred policy acquisition costs                                                152                144
     Prepaid reinsurance premium                                                       97                105
     Income taxes                                                                     114                102
     Other assets                                                                     132                132
---------------------------------------------------------------------------- ------------------ ------------------
             Total assets                                                          $6,555             $6,476
============================================================================ ================== ==================

LIABILITIES
     Reserves for:
         Losses                                                                    $3,207             $3,215
         Loss adjustment expenses                                                     488                545
         Unearned premium                                                             708                696
---------------------------------------------------------------------------- ------------------ ------------------
             Total reserves                                                         4,403              4,456
     Reinsurance premium payable                                                       86                 88
     Funds withheld under reinsurance agreements                                      271                255
     Notes payable                                                                    124                123
     Other liabilities                                                                383                322
---------------------------------------------------------------------------- ------------------ ------------------
             Total liabilities                                                      5,267              5,244
---------------------------------------------------------------------------- ------------------ ------------------
MANDATORY REDEEMABLE 8.597% CAPITAL SECURITIES OF SUBSIDIARY TRUST                    125                  -
---------------------------------------------------------------------------- ------------------ ------------------
MANDATORY REDEEMABLE PREFERRED STOCK                                                   25                 25
---------------------------------------------------------------------------- ------------------ ------------------
SHAREHOLDERS' EQUITY
     Common stock - par value $0.01 per share
             (authorized: 180,000,000 shares; issued and outstanding:
             65,180,922 shares in 1997 and 64,610,109 shares in 1996)               1,206              1,198
     Retained earnings                                                                261                234
     Net unrealized gain (loss) on fixed maturity investments, net of taxes           (1)                 52
     Net unrealized loss on foreign currency, net of taxes                            (1)                (1)
---------------------------------------------------------------------------- ------------------ ------------------
                                                                                    1,465              1,483
     Treasury stock (11,747,336 shares in 1997 and 10,306,000
             shares in 1996)                                                        (327)              (276)
---------------------------------------------------------------------------- ------------------ ------------------
             Total shareholders' equity                                             1,138              1,207
---------------------------------------------------------------------------- ------------------ ------------------
             Total liabilities and shareholders' equity                            $6,555             $6,476
============================================================================ ================== ==================

See Notes to Condensed Consolidated Financial Statements.

                               TIG HOLDINGS, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                                                                                  Three Months
                                                                                Ended March 31,
                                                                    -----------------------------------------
(In millions, except per share data)                                       1997                 1996
=================================================================== ==================== ====================
REVENUES
     Net premium  earned                                                    $353                 $387
     Net investment income                                                    75                   69
     Net realized investment gain                                              1                    -
------------------------------------------------------------------- -------------------- --------------------
         Total revenues                                                      429                  456
------------------------------------------------------------------- -------------------- --------------------

LOSSES AND EXPENSES
     Net losses and loss adjustment expenses incurred                        253                  307
     Commissions and premium related expenses                                 77                   90
     Other underwriting expenses                                              32                   32
     Corporate expenses                                                        9                    7
     Interest expense                                                          4                    2
     Restructuring charges                                                     -                  100
------------------------------------------------------------------- -------------------- --------------------
         Total losses and expenses                                           375                  538
------------------------------------------------------------------- -------------------- --------------------

Income (loss) before income tax (expense) benefit                             54                  (82)
Income tax (expense) benefit                                                 (18)                  51
------------------------------------------------------------------- -------------------- --------------------

NET INCOME (LOSS)                                                            $36                 $(31)
=================================================================== ==================== ====================

NET INCOME (LOSS) PER COMMON SHARE                                         $0.63               $(0.53)
=================================================================== ==================== ====================

DIVIDEND PER COMMON SHARE                                                  $0.15                $0.05
=================================================================== ==================== ====================

See Notes to Condensed Consolidated Financial Statements.



                                                   TIG HOLDINGS, INC.
                                           CONDENSED CONSOLIDATED STATEMENT
                                          OF CHANGES IN SHAREHOLDERS' EQUITY
                                                     (Unaudited)

                                                                 Unrealized     Foreign                       Total
                                                                 Investment     Currency                      Share-
                                       Common       Retained        Gain      Translation     Treasury       holders'
(In millions)                          Stock        Earnings       (Loss)      Adjustment       Stock         Equity
=================================== ============= ============= ============= ============= ============== =============

Balance at December 31, 1996           $1,198         $234           $52          $(1)          $(276)        $1,207
Net income                                              36                                                        36
Common and preferred stock
     dividends                                          (9)                                                       (9)
Common stock issued                         6                                                                      6
Amortization of unearned
     compensation                           2                                                                      2
Treasury stock purchased                                                                          (51)           (51)
Change in net unrealized gain on
     fixed maturity investments                                      (53)                                        (53)
----------------------------------- ------------- ------------- ------------- ------------- -------------- -------------

Balance at March 31, 1997              $1,206         $261           $(1)         $(1)          $(327)        $1,138
=================================== ============= ============= ============= ============= ============== =============

See Notes to Condensed Consolidated Financial Statements.

                               TIG HOLDINGS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (Unaudited)
                                                                             Three Months Ended
                                                                                  March 31,
                                                                      ----------------------------------
(In millions)                                                              1997              1996
===================================================================== ================ =================
Operating Activities
     Net income  (loss)                                                     $36              $(31)
     Adjustments to reconcile net income (loss) to cash provided by operating activities:
       Changes in:
           Accrued investment income                                         (6)               (1)
           Premium receivable                                               (15)              (15)
           Reinsurance recoverable                                           10               (11)
           Deferred policy acquisition costs                                 (8)               (3)
           Prepaid reinsurance premium                                        8                 4
           Income taxes                                                      17               (52)
           Loss reserves                                                     (8)               18
           Loss adjustment expenses reserves                                (57)              (16)
           Unearned premium reserves                                         12                14
           Reinsurance premium payable                                       (2)              (12)
           Funds withheld under reinsurance agreements                       16                40
           Other assets, other liabilities and other                          1               115
--------------------------------------------------------------------- ---------------- -----------------
         Net cash provided by operating activities                            4                50
--------------------------------------------------------------------- ---------------- -----------------

INVESTING ACTIVITIES
       Purchases of fixed maturity investments                             (745)             (719)
       Sales of fixed maturity investments                                  642               615
       Maturities and calls of fixed maturity investments                    36                63
       Net (decrease) increase in short-term investments                     (1)               34
       Other                                                                (11)                -
--------------------------------------------------------------------- ---------------- -----------------
         Net cash used in investing activities                              (79)               (7)
--------------------------------------------------------------------- ---------------- -----------------

FINANCING ACTIVITIES
       Common stock issued                                                    6                 1
       Treasury stock purchased                                             (43)              (44)
       Mandatory redeemable capital securities issued                       125                 -
       Common stock and preferred stock dividends                            (9)               (3)
       Other                                                                  1                 -
--------------------------------------------------------------------- ---------------- -----------------
         Net cash provided by (used in) financing activities                 80               (46)
--------------------------------------------------------------------- ---------------- -----------------
       Increase (decrease) in cash                                            5                (3)
       Cash at beginning of period                                           19                 4
--------------------------------------------------------------------- ---------------- -----------------
         Cash at end of period                                              $24                $1
===================================================================== ================ =================

See Notes to Condensed Consolidated Financial Statements.

                               TIG HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    For the Three Months Ended March 31, 1997
                                   (Unaudited)
================================================================================
NOTE A.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------------------

BASIS OF PRESENTATION. TIG Holdings, Inc. ("TIG Holdings") is primarily engaged in the business of property/casualty insurance and reinsurance through its 15 domestic subsidiaries (collectively "TIG" or the "Company"). The accompanying unaudited condensed consolidated financial statements include the accounts of TIG Holdings and its subsidiaries and have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Financial statements prepared in accordance with GAAP require the use of management estimates. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation have been included. Certain reclassifications of prior year amounts have been made to conform with the 1997 presentation.

Operating results for the three months ended March 31, 1997 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in TIG's annual report on Form 10-K for the year ended December 31, 1996.

EARNINGS PER SHARE ("EPS"). Primary EPS for the three months ended March 31, 1997 and 1996 is calculated based upon the weighted average common shares outstanding ("average shares") during the period. In order to calculate average shares, unallocated ESOP shares and treasury shares are deducted from the outstanding common shares. Common stock options are considered common stock equivalents and are included in average share calculations if dilutive. Common stock equivalents were excluded from the EPS computation for the three months ended March 31, 1996, as their inclusion would decrease the net loss per share. To obtain net income attributable to common shareholders for EPS computations, the preferred stock dividend is deducted from net income. Refer also to Exhibit 11.

INVESTMENTS Fixed maturities are classified as available for sale, as TIG has no positive intent to hold such securities until maturity, and are carried at market value. Short-term investments are carried at cost, which approximates market value. Market value is principally based upon quoted market prices. Quoted market prices are available for substantially all securities held by the Company. The difference between the aggregate market value and amortized cost of securities, after deferred income tax effect, is reported as unrealized gain or loss directly in shareholders' equity and, accordingly, has no effect on net income.

LOSS AND LOSS ADJUSTMENT EXPENSE RESERVES. The liability for unpaid losses and loss adjustment expense ("LAE") is based on an evaluation of reported losses and on estimates of incurred but unreported losses. The reserve liabilities are determined using adjusters' individual case estimates and statistical projections. The liability is reported net of estimated salvage and subrogation recoverable. Adjustments to the liability resulting from subsequent developments or revisions to the estimates are reflected in results of operations in the period in which such adjustments become known. While there can be no assurance that the reserves at any given date are adequate to meet TIG's obligations, the amounts reported on the balance sheet are management's best estimate of that amount.

TREASURY STOCK. At March 31, 1997, the Board of Directors had authorized the repurchase of up to 13.75 million shares of TIG Holdings common stock. On May 1, 1997 the Board of Directors increased the repurchase authorization to 16.25 million shares. As of March 31, 1997, the Company has repurchased 11.7 million shares at an aggregate cost of $327 million. The Company uses the cost method to record the repurchase of treasury shares.

                               TIG HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    For the Three Months Ended March 31, 1997
                                   (Unaudited)
================================================================================
NOTE B.  MANDATORY REDEEMABLE 8.597% CAPITAL SECURITIES OF SUBSIDIARY TRUST
--------------------------------------------------------------------------------

In January of 1997, TIG Capital Trust I ("TIG Capital" or the "Trust"), a statutory business trust under Delaware law and a trust subsidiary of TIG
Holdings, completed a private offering for $125 million of 8.597% capital securities. TIG Holdings is the initial holder of 100% of the common securities of TIG Capital. Holders of the capital securities of the Trust will have a preference under certain circumstances over the holders of common securities of the Trust with respect to cash distributions and amounts payable on liquidation, redemption, or otherwise. Interest on the 8.597% capital securities is payable semi-annually commencing in July 1997.

TIG Holdings issued $128.75 million in 8.597% Junior Subordinated Debentures to TIG Capital Trust I (including approximately $3.75 million with respect to the capital contributed to the Trust by TIG Holdings). TIG Holdings guaranteed the payment of distributions and payments on liquidation or redemption of the capital securities but only in each case to the extent of funds held by the Trust. The guarantee does not cover payment of distributions when the Trust does not have sufficient funds to pay such distributions. All of the net proceeds received by TIG Holdings from the issuance of the debentures is being used for general corporate purposes which may include repurchases of TIG Holding's common stock.


================================================================================
NOTE C.   1996 ACTIONS
--------------------------------------------------------------------------------

RESTRUCTURING CHARGES. In February 1996, TIG announced the reorganization of its commercial operations and plans to exit certain lines of business that failed to meet profitability standards. As a result of this reorganization, TIG took the following actions: 1) combined its Specialty Commercial and Workers' Compensation divisions to form a new division called Commercial Specialty, 2) identified field offices for consolidation and closure, 3) identified lines of business for non-renewal or cancellation for which 1995 net premium written was approximately $190 million, 4) formed a run-off division to administer contractually required policy renewals for run-off lines of business, and 5) notified approximately 600 employees that their positions would be eliminated. In 1996, the consolidation/closure of field offices was completed although various lease obligations remain and approximatally 600 employees responsibilities were outsourced to third party service providers or their positions were otherwise terminated. Net written premium for Other Lines declined 87% for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996 and management estimates that the last renewals for remaining policies in force will be processed by late 1997.

TIG recorded a $100 million accrual in first quarter 1996 for estimated restructuring charges comprised of severance of $17 million; contractual policy obligations of $37 million; office lease termination of $18 million; furniture, equipment and capitalized software write-downs of $12 million; and a reserve for litigation and credit issues related to terminated producers of $16 million. The remaining reserve at March 31, 1997 is $44 million. Charges against the 1996 restructure accrual of $56 million have been recorded since March 1996 and are comprised of $10 million in severance, $30 million in contractual policy obligations, $10 million in lease termination costs, and $6 million in asset write-downs.

LOSS RESERVES. In connection with the February 1996 restructuring, TIG completed a re-evaluation of loss and LAE reserves related to run-off lines using additional loss development data received during first quarter 1996. This data confirmed adverse loss development trends observed in the second half of 1995 and was a consideration in the decision to exit certain lines of business as previously discussed. As a result of this re-evaluation and management's belief that the restructuring decision will make the claims settlement process for run-off lines less consistent and more volatile, TIG increased loss and LAE reserves by $31 million in the first quarter of 1996 for run-off lines, principally for the Transportation and Large Programs units.

INCOME TAXES. In March 1996, TIG entered into settlement agreements with the IRS on several outstanding audit assessments, which resulted in a redetermination of certain tax liabilities related to prior tax years. As a result of the redetermination, a $20 million deferred tax benefit was recognized in first quarter 1996.

                               TIG HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    For the Three Months Ended March 31, 1997
                                   (unaudited)

================================================================================
NOTE D.  CONTINGENCIES
--------------------------------------------------------------------------------

TIG's insurance subsidiaries are routinely engaged in litigation in the normal course of their business. As a liability insurer, the Company defends third-party claims brought against its insureds. As an insurer, the Company defends against coverage claims.

On January 11, 1994, a Los Angeles County Superior Court jury returned a verdict of $28 million for punitive damages against TIG Insurance Company ("TIC") in Talbot Partners v. Cates Construction, Inc. and TIC (the "Talbot Case"). The award arose out of TIC's handling of a surety bond claim on a construction project. On March 28, 1997, the California Court of Appeal reduced the trial court's punitive charge award to $15 Million. Management is seeking review of the Court of Appeal's decision by the Californial Supreme Court. Management believes that the ultimate liability arising from the Talbot Case will not materially impact consolidated operating results.


================================================================================
NOTE E.  STATEMENT OF FINANCIAL ACCOUNTING STANDARDS 128 "EARNINGS PER SHARE"
--------------------------------------------------------------------------------

In February 1997, the Financial Accounting Standards Board issued Statement 128 "Earnings per Share" ("Statement 128"), which established a new calculation for earnings per share showing both the "Basic" and "Diluted" earnings per share effective for periods ending after December 15, 1997. Basic earnings per share will be calculated using only weighted average shares outstanding with no dilutive impact from common stock equivalents while the diluted earnings per share calculation is similar to the current fully diluted earnings per share calculation. All prior period earnings per share will be restated to be consistent with the new requirements. If earnings per share had been calculated in accordance with Statement 128, the basic earnings per share for first quarter 1997 and 1996 would have been $0.67 and $(0.53), respectively, and diluted earnings per share for first quarter 1997 and 1996 would have been $0.63 and $(0.53), respectively.

================================================================================
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

The following discussion provides management's assessment of financial results for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996 and material changes in financial position from December 31, 1996 to March 31, 1997 for TIG Holdings, Inc. ("TIG Holdings") and its subsidiaries (collectively "TIG" or the "Company"). The analysis focuses on the performance of TIG's three major operating divisions, Reinsurance, Commercial Specialty and Retail, and its investment portfolio and presents management's expectations for the near term future. Lines of business that have been de-emphasized ("Other Lines") are discussed at Item 2.5. This discussion updates the "Management's Discussion and Analysis" in the 1996 Annual Report to Shareholders and should be read in conjunction therewith. Key industry terms that appear in the Management's Discussion and Analysis and elsewhere in this document are defined at Item 2.10 - Glossary. Certain reclassifications of prior years' amounts have been made to conform with the 1997 presentation.

Statements contained in the Management's Discussion and Analysis, and elsewhere in this document that are not based on historical information are forward-looking statements and are based on management's projections, estimates and assumptions. Management would like to caution readers regarding its forward-looking statements (see Item 2.9 - Forward-Looking Statements).

                               TIG HOLDINGS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

================================================================================
2.1   CONSOLIDATED RESULTS
--------------------------------------------------------------------------------

Overview. Results of operations for the three months ended March 31, 1997 and 1996 are presented below:

                                                                        Three Months Ended March 31,
                                                                    --------------------------------------
         (In millions)                                                    1997                1996
         ========================================================== ================== ===================
         Gross premium written                                            $469                $508
         ---------------------------------------------------------- ------------------ -------------------
         Net premium written                                              $388                $404
         ---------------------------------------------------------- ------------------ -------------------

         Net premium earned                                               $353                $387
         Less:  Net loss and LAE incurred                                  253                 307
                Commission expense                                          66                  76
                Premium related expense                                     11                  14
                Other underwriting expense                                  30                  31
                Policyholder dividend incurred                               2                   1
         ---------------------------------------------------------- ------------------ -------------------
                Underwriting loss                                           (9)                (42)

         Net investment income                                              75                  69
         Net realized investment gain                                        1                   -
         Corporate expenses                                                  9                   7
         Interest expense                                                    4                   2
         Restructuring charges                                               -                 100
         ---------------------------------------------------------- ------------------ -------------------
         Income (loss) before tax  (expense) benefit                        54                 (82)
         Income tax (expense) benefit                                      (18)                 51
         ---------------------------------------------------------- ------------------ -------------------

                Net income (loss)                                          $36                $(31)
         ========================================================== ================== ===================
         Income excluding investment gain and
             restructuring charges                                         $36                 $34
         ========================================================== ================== ===================

Reported net income for first quarter 1997 increased $67 million over first quarter 1996 due to restructuring charges of $100 million ($65 million after tax) recorded in 1996 in connection with the reorganization of commercial operations and the decision to exit certain underperforming programs. Income excluding restructuring charges and investment gains increased 6% to $36 million in first quarter 1997 compared to $34 million in 1996. Underwriting loss decreased by $33 million in first quarter 1997 due to reserve strengthening of $31 million recorded for Other Lines in first quarter 1996. The impact of reserve strengthening on 1996 results was offset by a deferred tax benefit also recorded in first quarter 1996. For additional information regarding first quarter 1996 restructuring charges, reserve strengthening and income tax benefit, see Note C to the Condensed Consolidated Financial Statements. Net investment income increased by 9% in first quarter 1997 over 1996 primarily resulting from increased investment in high yield securities as discussed at
Item 2.6. Corporate expenses increased in first quarter 1997 by approximately $2 million over 1996 due primarily to the addition of senior management personnel. Interest expense increased due to the issuance of $125 million in mandatory redeemable capital securities in January 1997 as discussed at Note B to the Condensed Consolidated Financial Statements.

                               TIG HOLDINGS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

================================================================================

PREMIUM. Overall market conditions remained extremely competitive in first quarter 1997. Oversupply of capital in the insurance industry has resulted in significant downward pricing pressure, making it increasingly difficult for TIG to write business which meets its profitability standards. TIG's marketing focus for all divisions is to develop program business which caters to a specific market niche. The following table summarizes net premium written ("NPW") by division:


                                                                Three Months Ended March 31,
                                             --------------------------------------------------------------
                                                          1997                           1996
                                             ------------------------------- ------------------------------
          (In millions)                           NPW              %              NPW             %
         =================================== =============== =============== ============== ===============
          Reinsurance                             $145             37%           $137             34%
          Commercial Specialty                     135             35%            112             28%
          Retail                                   100             26%             93             23%
          Other Lines                                8              2%             62             15%
         ----------------------------------- --------------- --------------- -------------- ---------------
              Net Premium Written                 $388             100%          $404            100%
         =================================== =============== =============== ============== ===============


Consolidated net premium written declined $16 million or 4.0% in first quarter 1997 as compared to 1996 primarily due to a $54 million planned decline in Other Lines premium. Net premium written excluding Other Lines for the quarter increased by $38 million, or 11.1%, as compared to 1996 due principally to premium of $20 million recorded in Commercial Specialty for Lloyd's syndicate production resulting from an investment made in December 1996. Lloyd's syndicate premium production for the remainder of 1997 is not expected to be significant as the majority of business renews in the first quarter. Reinsurance net premium written for first quarter 1997 increased by 5.8 %, as compared to 1996, due to growth in new marketing segments. Retail's first quarter 1997 net premium written increased $7 million or 7.5% as compared to 1996 due primarily to new automobile business in Michigan, Connecticut and Illinois.

UNDERWRITING RESULTS. The following table presents the components of the Company's statutory combined ratio:

                                                                   Three Months Ended March 31,
                                                        ---------------------------------------------------
                                                                  1997                      1996
        =============================================== ========================= =========================
        STATUTORY RATIOS:
        Loss and LAE                                               71.5                      79.2
        ----------------------------------------------- ------------------------- -------------------------
        Commission expense                                         19.0                      19.4
        Premium related expense                                     2.9                       3.5
        Other underwriting expense                                  8.1                       7.6
        ----------------------------------------------- ------------------------- -------------------------
             Total underwriting expense                            30.0                      30.5
        Policyholder dividends ratio                                1.2                       1.6
        ----------------------------------------------- ------------------------- -------------------------
                 Combined ratio                                   102.7                     111.3
        =============================================== ========================= =========================

The consolidated loss and LAE ratio improved from first quarter 1996 due to the 1996 ratio including 8.0 percentage points of reserve strengthening for Other Lines. Excluding reserve strengthening, the first quarter 1997 loss and LAE ratio increased by 0.3 percentage points due to non-catastrophe related property losses being 1.0 percentage points higher in first quarter 1997. The decline in the commission ratio is attributable to lower commission structures for all on-going divisions in first quarter 1997. The increase in the other underwriting expense ratio is attributable to start up costs incurred for program development.

                               TIG HOLDINGS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

================================================================================
2.2  REINSURANCE
--------------------------------------------------------------------------------

TIG's reinsurance operations are conducted through TIG Reinsurance Company ("TIG Re") which is based in Stamford, Connecticut. TIG Re underwrites a selective portfolio of risks developed from a broad spectrum of clients, products, distribution methods and locations. Multi-disciplined teams support an underwriter-led decision-making process and a client centered approach to business. Late in 1996, a casualty facultative reinsurance unit was established, creating a direct market presence through nine facultative branch offices across the country. In London, TIG Re received branch status in 1996 and continues to grow in its fourth year of operation. TIG Re has expanded into casualty underwriting at this branch, which had been predominately property oriented. In December 1996, TIG Re established a fully integrated Lloyd's vehicle through the formation and capitalization of a corporate name and a managing agent that will manage a wholly owned syndicate. This was the first fully integrated corporate vehicle to have been approved in Lloyd's history. The formation of the syndicate and expansion of the London branch will allow TIG Re to write insurance and reinsurance world-wide.

PREMIUM. Despite highly competitive market conditions, gross and net premium written increased by 5.4% and 5.8%, respectively, for first quarter 1997 compared to first quarter 1996 due to new business written and growth in premium on inforce policies. The majority of new business is attributable to production in marketing segments established during the past two years such as Reverse Flow, Finite, International and Facultative. Reverse flow business increased 111% primarily due to new automobile program business. One large program contributed to increased Finite premium of 113% while increased market acceptance of TIG Re's London branch resulted in a 163% increase in International premium.

Approximately 70% of business eligible for renewal in first quarter 1997 was retained as compared to 85% in first quarter 1996. The decline in renewals is primarily attributable to the non-renewal of or reduced participation in two major Specialty Casualty treaties for which gross written premium was $23 million for first quarter 1996 and $81.3 million for all of 1996. The non-renewal of or reduced participation in these treaties resulted from reunderwriting initiatives instituted by TIG Re in response to soft market conditions and preliminary reevaluations of current treaty profitability. The following table summarizes TIG Re's premium production:


                                                               Three Months Ended March 31,
                                                  --------------------------------------------------------
                                                             1997                        1996
                                                  --------------------------- ----------------------------
      (In millions)                                   NPW            %            NPW             %
      ------------------------------------------- ------------- ------------- ------------- --------------
      Specialty Casualty                             $ 61            42%          $ 96             70%
      International                                    21            15%             8              6%
      Reverse Flow                                     19            13%             9              7%
      Traditional Treaty                               18            12%            10              7%
      Finite                                           17            12%             8              6%
      Other                                             9             6%             6              4%
      ------------------------------------------- ------------- ------------- ------------- --------------
           Net premium written                       $145           100%          $137            100%
      =========================================== ============= ============= ============= ==============
           Gross premium written                     $156                         $148
      =========================================== ============= ============= ============= ==============

                               TIG HOLDINGS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

================================================================================

Underwriting Results. TIG Re's underwriting loss increased by $2 million in first quarter 1997 over 1996 and the statutory combined ratio increased by 1.4 percentage points. The following table summarizes TIG Re's underwriting results:


                                                                     Three Months Ended March 31,
                                                             ---------------------------------------------
       (In millions)                                                 1997                   1996
       ===================================================== ====================== ======================
       Net premium earned                                             $129                   $129
       Less:
              Net loss and LAE incurred                                 95                     93
              Commission expense                                        29                     33
              Other underwriting expense                                10                      6
       ----------------------------------------------------- ---------------------- ----------------------
                 Underwriting loss                                     $(5)                   $(3)
       ----------------------------------------------------- ---------------------- ----------------------

       STATUTORY RATIOS:
       ----------------------------------------------------- ---------------------- ----------------------
       Loss and LAE                                                    73.8                  71.6
       Commission and premium related                                  22.9                  25.7
       Other underwriting                                               6.5                   4.5
       ----------------------------------------------------- ---------------------- ----------------------
                 Combined ratio                                       103.2                 101.8
       ===================================================== ====================== ======================

The increase in the statutory combined ratio is primarily due to a 2.0 percentage point increase in the other underwriting expense ratio attributable to start up costs for TIG Re's new facultative business unit which was established in October 1996. A 2.2 percentage point increase in the loss and LAE ratio in first quarter 1997 as compared to first quarter 1996 was more than offset by a decline in the commission ratio. The movement in these ratios reflects the change in TIG Re's mix of business away from Specialty Casualty programs, which comprised 42% of net premium written for first quarter 1997 as compared to 70% for first quarter 1996. TIG Re's recent growth has been in programs for which anticipated loss ratios are somewhat higher and commission rates lower than TIG Re's historical book. Since mid-1996, TIG Re's paid and reported losses have been higher than anticipated. As more fully discussed at
Item 2.7 - Reserves, the estimation of TIG Re's loss and LAE reserves and therefore net loss and LAE incurred is subject to significant uncertainty due to TIG Re's relatively short operating history and rapid premium growth.

                               TIG HOLDINGS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

================================================================================
2.3  COMMERCIAL SPECIALTY
--------------------------------------------------------------------------------

Commercial Specialty, based in Irving, Texas, provides specialized insurance products through five main business units: Sports and Leisure, Workers' Compensation, Lloyd's Syndicates, Primary Casualty and Excess Casualty. The Sports and Leisure unit offers coverages for professional and amateur sports events. Coverages include spectator liability and participant legal liability, including property and liability packages for a variety of entertainment and leisure activities. Workers' Compensation provides benefits to employees as mandated by state laws for employment-related accidents, injuries or illnesses. TIG participates in three Lloyd's syndicates which principally write marine, U.K. property and aviation business. The Primary Casualty unit focuses on commercial auto, professional liability, construction and marine programs. These programs generally offer a customized package of coverages designed for a specific "niche" market and are produced through a limited number of managing general agents. The Excess Casualty unit offers lead umbrella and excess umbrella policies. Lead umbrella policies provide liability protection for manufacturing, financial, and service related business above the limits of the primary coverage. Excess umbrella policies provide similar coverage above the lead excess limits.

PREMIUM. First quarter 1997 net premium written increased by 20.5% compared to 1996. The majority of this growth is attributable to Lloyd's syndicate production of $20 million. In December 1996, TIG acquired a majority interest in a Lloyd's agency which manages three syndicates and established a corporate name with an approximate 20% share of the managed syndicates stamp capacity. As the majority of syndicate business renews in the first quarter, syndicate premium will not significantly impact the remainder of 1997. In addition, Sports and Leisure premium increased by $8 million or 27% due to new business of $4 million and timing difference in booking renewals. Workers' Compensation premium declined by $4 million or 7% due to competitive market conditions nationwide. The following table summarizes Commercial Specialty net premium written by business unit:

                                                               Three Months Ended March 31,
                                           ---------------------------------------------------------------
                                                        1997                            1996
                                           ------------------------------- -------------------------------
(In millions)                                   NPW              %              NPW              %
------------------------------------------ --------------- --------------- --------------- ---------------
Workers' Compensation                            $53              39%            $57              51%
Sports and Leisure                                38              28%             30              27%
Lloyd's Syndicates                                20              15%              -              - %
Primary Casualty                                  17              13%             16              14%
Excess Casualty and other                          7               5%              9               8%
------------------------------------------ --------------- --------------- --------------- ---------------
        Net premium written                     $135             100%           $112             100%
========================================== =============== =============== =============== ===============
        Gross premium written                   $178                            $147
========================================== =============== =============== =============== ===============

                               TIG HOLDINGS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


================================================================================

UNDERWRITING RESULTS. The Commercial Specialty division's underwriting loss decreased by $2 million and the combined ratio decreased by 5.8 percentage points for first quarter 1997 compared to 1996. Underwriting results for Commercial Specialty are presented below:

                                                                 Three Months Ended March 31,
                                                         ---------------------------------------------
(In millions)                                                    1997                   1996
------------------------------------------------------------------------------ ----------------------
Net premium earned                                               $104                      $95
Less:  Net loss and LAE incurred                                   72                       68
       Commission expense                                          18                       19
       Premium related expense                                      5                        4
       Other underwriting expense                                  10                        8
       Policyholder dividends incurred                              2                        1
-------------------------------------------------------- ---------------------- ----------------------
          Underwriting loss                                       $(3)                      $(5)
-------------------------------------------------------- ---------------------- ----------------------

STATUTORY RATIOS:
-------------------------------------------------------- ---------------------- ----------------------
Loss and LAE                                                      69.3                   71.1
Commission                                                        17.7                   18.8
Premium related                                                    3.8                    4.6
Other underwriting                                                 8.2                    7.9
Policyholder dividends                                             3.5                    5.9
-------------------------------------------------------- ---------------------- ----------------------
          Combined ratio                                         102.5                  108.3
======================================================== ====================== ======================

All components of the statutory combined ratio improved (decreased) except for the other underwriting expense ratio which increased slightly. Factors positively impacting first quarter 1997 compared to 1996 were favorable involuntary market results for Workers' Compensation and inclusion of Lloyd's syndicate results. The decrease in the policyholder dividend ratio is due to the shift in business from participating to non-participating Workers' Compensation policies. The increase in the other underwriting expense ratio reflects continuing investment in new program development and support, principally through staff additions.

================================================================================
2.4  RETAIL
--------------------------------------------------------------------------------

The Retail division, based in Battle Creek, Michigan, underwrites personal lines and small business insurance through independent agents, managing general agents, and alternative distribution programs. Coverages include automobile polices liabilities to third parties for bodily injury and property damage and physical damage to the insured's own vehicle resulting from collision or various other causes of loss. Homeowners/commercial property policies protect against loss of dwellings/buildings and contents arising from a variety of perils, as well as liability arising from ownership or occupancy.

                               TIG HOLDINGS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
================================================================================

PREMIUM. Retail net premium increased by approximately $7 million or 7.5% for first quarter 1997 compared to 1996. The increase occurred primarily in automobile lines as a result of new business in Michigan, Connecticut and Illinois. In addition, the Alternative Distribution unit, which markets personal lines insurance through non-traditional channels, such as direct marketing, group and affiliation marketing, and electronic commerce, produced approximately $1.2 million of new business for first quarter 1997. The following table summarizes Retail net premium written by major product:

                                                               Three Months Ended March 31,
                                           ---------------------------------------------------------------------
                                                         1997                                1996
                                           ---------------------------------- ----------------------------------
(In millions)                                   NPW                 %               NPW                %
========================================== ================= ================ ================= ================
Automobile                                        $46               46%              $39               42%
Property                                           25               25%               26               28%
Non-standard automobile                            11               11%                9               10%
All other                                          18               18%               19               20%
------------------------------------------ ----------------- ---------------- ----------------- ----------------
         Net premium written                     $100              100%              $93              100%
========================================== ================= ================ ================= ================
         Gross premium written                   $108                               $105
========================================== ================= ================ ================= ================

UNDERWRITING RESULTS. Retail reported an underwriting loss of $1 million for first quarter 1997, unchanged from 1996, while the statutory combined ratio increased slightly. The following table summarizes the components of Retail's underwriting results:

                                                                      Three Months Ended March 31,
                                                               --------------------------------------------
(In millions)                                                          1997                  1996
============================================================== ===================== ======================
Net premium earned                                                    $ 99                    $ 89
Less:  Net loss and LAE incurred                                        71                      62
       Commission expense                                               15                      15
       Premium related expense                                           5                       5
       Other underwriting expense                                        9                       8
-------------------------------------------------------------- --------------------- ----------------------
           Underwriting loss                                           $(1)                    $(1)
-------------------------------------------------------------- --------------------- ----------------------

STATUTORY RATIOS:
-------------------------------------------------------------- --------------------- ----------------------
Loss and LAE                                                          71.5                    69.4
Commission                                                            15.5                    17.3
Premium related                                                        4.7                     5.1
Other underwriting                                                     9.4                     9.1
-------------------------------------------------------------- --------------------- ----------------------
           Combined ratio                                            101.1                   100.9
-------------------------------------------------------------- --------------------- ----------------------
           Combined ratio excluding catastrophes                      98.9                    96.3
============================================================== ===================== ======================

The first quarter 1997 loss and LAE ratio increased 2.1 percentage points over 1996 due to increased frequency and severity of reported property losses in auto and non-catastrophe homeowner related losses. Catastrophe costs declined to $2 million in first quarter 1997 from $3 million in 1996. Catastrophe activity for 1997 arose principally from the Mid-Western ice storm while 1996 catastrophes related to winter storms in the northwestern United States. The commissions expense ratio declined by 1.8 percentage points due primarily to a general reduction in commission rates for independent agency produced business which represents approximately 71% of Retail's first quarter 1997 premium. Underwriting expenses increased primarily due to program start up costs incurred for the Alternative Distribution unit.

                               TIG HOLDINGS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
================================================================================
2.5  OTHER LINES
--------------------------------------------------------------------------------

Other Lines principally includes commercial products which have been placed in run-off due to failure to meet profitability standards. Approximately 95% of this business was placed in run-off in the first quarter of 1996. Most premium written in run-off programs after the "exit date" represents contractually required renewals. Net premium written decreased in first quarter 1997 as compared to 1996 by approximately 87%. Non-renewal of Other Lines business has generally progressed at a faster rate than originally expected by management. Other Lines premium is expected to be completely non-renewed by late 1997. Costs to administer such renewals were accrued in first quarter 1996 (See Note C. to Condensed Consolidated Financial Statements). Underwriting results for Other Lines are presented below:

                                                                       Three Months Ended March 31,
                                                               --------------------------------------------
(In millions)                                                          1997                   1996
============================================================== ===================== ======================
Gross premium written                                                   $27                   $108
-------------------------------------------------------------- --------------------- ----------------------
Net premium written                                                    $  8                  $  62
-------------------------------------------------------------- --------------------- ----------------------
Net premium earned                                                      $21                  $  74
Less:  Net loss and LAE incurred                                         15                     84
       Commission expense                                                 4                      9
       Premium related expense                                            1                      5
       Other underwriting expense                                         1                      9
-------------------------------------------------------------- --------------------- ----------------------
              Underwriting loss                                         $ -                  $(33)
-------------------------------------------------------------- --------------------- ----------------------

STATUTORY RATIOS:
-------------------------------------------------------------- --------------------- ----------------------
Loss and LAE                                                           68.9                  115.2
Commission                                                             16.4                   10.0
Premium related                                                        16.5                    6.3
Other underwriting                                                     18.4                   12.2
-------------------------------------------------------------- --------------------- ----------------------
Policyholder dividends                                                  2.6                    0.9
-------------------------------------------------------------- --------------------- ----------------------
              Combined ratio                                          122.8                  144.6
============================================================== ===================== ======================

As discussed at Item 2.1, TIG increased loss and LAE reserves for Other Lines by $31 million during first quarter 1996. This reserve strengthening increased the first quarter 1996 loss and LAE ratio by approximately 41.9 percentage points. Commission expense ratio fluctuations with prior periods are primarily attributable to the changing mix of business as some products are non-renewed more quickly than others. Premium related and other underwriting expense ratios have increased primarily due to premium being decreased faster than related expenses.

                               TIG HOLDINGS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
================================================================================
2.6  INVESTMENTS
--------------------------------------------------------------------------------

INVESTMENT MIX. Management continues to modify TIG's investment strategy by allocating additional funds to assets with higher return expectations. The goal of ongoing investment strategies is to provide TIG with the most advantageous balance of liquidity with the highest possible return over inflation, within corporate credit guidelines and regulatory restrictions. The following chart summarizes TIG's investment portfolio by investment type:

                                                             March 31, 1997                December 31, 1996
                                                      ------------------------------ -------------------------------
                                                          Market       % of Market       Market       % of Market
(In millions)                                             Value         Portfolio        Value         Portfolio
===================================================== =============== ============== =============== ===============
Corporate and other bonds                                 $1,399           32.7%        $1,242             29.3%
U.S. government bonds                                      1,150           26.8%         1,070             25.3%
Mortgage-backed securities                                   977           22.8%         1,210             28.6%
Municipal bonds                                              585           13.7%           535             12.6%
----------------------------------------------------- --------------- -------------- --------------- ---------------
Total fixed maturity investments                           4,111           96.0%         4,057             95.8%
Short-term investments                                       139            3.2%           139              3.3%
Other investments                                             34            0.8%            37              0.9%
----------------------------------------------------- --------------- -------------- --------------- ---------------
Total invested assets                                     $4,284          100.0%        $4,233            100.0%
===================================================== =============== ============== =============== ===============

During first quarter 1997, certain pools of mortgage-backed securities were eliminated in favor of higher yielding corporate bonds and tax-exempt municipal bonds. The portfolio gross book yield remained at 7.5%, no change from December 31, 1996.

Just under one-fourth of TIG's portfolio consists of mortgage-backed securities ("MBS"). United States federal government agency mortgages now represent approximately 86.7% of TIG's exposure to MBS, offering AAA credit quality and high yields. A risk inherent to MBS is prepayment risk related to interest rate volatility. The underlying mortgages may be repaid earlier or later than originally anticipated, dependent on the repayment and refinancing activity of the underlying homeowners. Should this occur, TIG would receive paydowns on the principal amount which may have been purchased at a premium or discount and the TIG's investment income would be affected by any adjustments to amortization resulting from the prepayments. TIG's consolidated financial results have not been materially impacted by prepayments of MBS. Additionally, interest rate volatility can affect the market value of MBS. All MBS held in the portfolio can be traded in the public market.

DERIVATIVES/HEDGES. In the normal course of business, TIG may choose to hedge some of its interest rate risk with futures contracts and/or interest rate swaps. Alternatively, derivative financial instruments may also be utilized to enhance prospective returns. Such arrangements are intended to help TIG more closely match the cash flow received from its assets to the payments on its liabilities. TIG's interest rate swap arrangements generally provide that one party pays interest at a floating rate in relation to movements in an underlying index, and the other party pays interest at a fixed rate. While TIG is exposed to credit risk in the event of nonperformance by the other party, nonperformance is not anticipated due to the credit rating of the counterparties.

Futures contracts positions with a notional face amount of $125 million were open at March 31, 1997, whereas there were no open futures contracts at December 31, 1996. There were $14 million notional face amount of interest rate swaps at March 31, 1997, unchanged from December 31, 1996. Total derivative positions were approximately $94 million, representing 2.19% of the total investment asset holdings at March 31, 1997. All TIG derivative financial instruments were with financial institutions rated "A" or better by one or more of the major credit rating agencies.

                               TIG HOLDINGS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

================================================================================
INVESTMENT LIFE AND DURATION. TIG's objective is to maintain the weighted average life of its investment portfolio between 8 and 11 years and the weighted average duration between 4 and 7 years. At March 31, 1997, the weighted average life of TIG's investment portfolio was 8.3 years compared to 10.3 years at December 31, 1996. At March 31, 1997, the weighted average duration of TIG's investment portfolio was 5.4 years compared to 5.6 years at December 31, 1996.

INVESTMENTS IN TBA'S. TIG routinely enters into commitments to purchase securities on a "To Be Announced" ("TBA") basis for which the interest rate risk remains with TIG until the date of delivery and payment. Delivery and payment of securities purchased on a TBA basis can take place a month or more after the date of the transaction. These securities are subject to market fluctuations during this period and it is the Company's policy to recognize any gains and losses only when they are realized. TIG maintains cash and securities with a fair value exceeding the amount of its TBA purchase commitments. At March 31, 1997, the TBA purchase commitments amounted to $10.4 million and had a fair value of $10.4 million compared to TBA commitments of $46.3 million and a fair value of $45.9 million at December 31, 1996.

UNREALIZED GAINS. Net pre-tax unrealized gains decreased by $82 million during the first three months of 1997 due to a rise in market interest rates. As of March 31, 1997, the aggregate net unrealized loss on TIG's investment portfolio was $1 million. The following is a summary of net unrealized gains (losses) by type of security:


(In millions)                                       March 31, 1997       December 31, 1996        Change
================================================ ===================== ====================== ===============
Municipal bonds                                          $25                    $33                $(8)
Mortgage-backed securities                               (24)                    (9)               (15)
US government bonds                                        3                     32                (29)
Corporate and other bonds                                 (7)                    25                (32)
Other investments                                          2                      -                  2
------------------------------------------------ --------------------- ---------------------- ---------------
       Net unrealized gains (losses)                     $(1)                   $81               $(82)
================================================ ===================== ====================== ===============

INVESTMENT INCOME. The following table displays the components of TIG's investment income and mean after-tax investment yields. The yields include interest earned and exclude realized investment gains and losses. These yields are computed using the average of the end of the month asset balances during the period.

                                                             Three Months Ended
                                                                  March 31,
                                                 --------------------------------------------
(In millions)                                              1997                1996
================================================ ===================== ======================
Fixed maturity investments:
       Taxable                                              $69                 $62
       Tax-exempt                                             7                  11
Short-term and other investments                              2                   2
------------------------------------------------ --------------------- ----------------------
Total gross investment income                                78                  75
Investment expenses, interest and other                      (3)                 (6)
------------------------------------------------ --------------------- ----------------------
Total net investment income                                 $75                  $69
------------------------------------------------ --------------------- ----------------------
After-tax net investment yield                              4.77%               4.39%
================================================ ===================== ======================

                               TIG HOLDINGS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

================================================================================
INVESTMENT QUALITY. The table below shows the rating distribution of TIG's fixed maturity portfolio:

                                                     March 31, 1997            December 31, 1996
                                               --------------------------- ---------------------------
                                                  Market         % of         Market         % of
Standard & Poor's/Moody's                         Value       Portfolio       Value       Portfolio
============================================== ============= ============= ============= =============
(In millions)
AAA/Aaa                                          $2,626          63.9%        $2,787         68.7%
AA/Aa                                               241           5.9%           194          4.8%
A/A                                                 300           7.3%           329          8.1%
BBB/Baa                                             270           6.5%           232          5.7%
Below BBB/Baa                                       674          16.4%           515         12.7%
---------------------------------------------- ------------- ------------- ------------- -------------
Total fixed maturity investments                 $4,111         100.0%        $4,057        100.0%
============================================== ============= ============= ============= =============


TIG minimizes the credit risk of its fixed maturity portfolio by investing primarily in investment grade securities. TIG maintains a higher level of below investment grade assets than a typical property and casualty insurer. The Company's high yield portfolio is comprised of bonds whose issuers are subjected to rigorous credit analysis, including tests of prospective profitability, liquidity, leverage, and interest coverage. This analysis is updated regularly as financial results are released, and bonds are constantly evaluated for their value.


The information on credit quality in the preceding table is based upon the higher of the rating assigned to each issue of fixed income securities by either Standard & Poor's or Moody's. Where neither Standard & Poor's or Moody's has assigned a rating to a particular fixed maturity issue, classification is based on 1) ratings available from other recognized rating services, 2) ratings assigned by the National Association of Insurance Commissioners Securities Valuation Office (the "SVO"), or 3) an internal assessment of the characteristics of the individual security, if no other rating is available.

The SVO assigns bond ratings for most publicly held bonds. The SVO ratings are used by insurers when preparing their annual statutory financial statements. State departments of insurance use the bond rating data when attempting to determine whether an insurers holdings are sound. Investments must fit within certain regulatory guidelines of an insurer's domicilary state in order for an insurer to be licensed to do business in that state. The SVO ratings range from "1" to "6", with "1" and "2" being the higher quality, "3" being medium grade, and "4" through "6" being lower grade obligations. As of March 31, 1997, approximately 84% of TIG's portfolio, measured on a statutory carrying value basis, was invested in securities rated as "1" or "2", compared with 87% at December 31, 1996.

                               TIG HOLDINGS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

================================================================================
2.7  RESERVES
--------------------------------------------------------------------------------

TIG's reserves for losses and loss  adjustment  expenses  ("LAE") totaled $3,695 million and $3,760 million at March 31, 1997 and December 31, 1996, respectively. The process of estimating loss and LAE reserves involves the active participation of an experienced actuarial staff with input from underwriting, claims, reinsurance, financial, and legal departments. Management, using the advice of loss reserve specialists, makes a judgment as to the appropriate amount to record in the financial statements. This process is a continuous one, involving regular updates for new information and adjustments of loss reserves based on the application of management's best evaluation of the revised data. Such adjustments are reflected in current operations. As discussed at Item 2.1, TIG increased loss and LAE reserves by $31 million in first quarter 1996 for certain run-off programs included in Other Lines.

The inherent uncertainty in estimating reserves is increased when significant changes occur. Examples of such changes include: (1) changes in production sources for existing lines of business; (2) writings of significant blocks of new business; (3) changes in economic conditions; and (4) changes in state or federal laws and regulations, particularly insurance reform measures. TIG has experienced significant changes in each of these areas during the past several years. The inherent uncertainties in estimating reserves are greater with respect to reinsurance than for primary insurance due to the diversity of the development patterns among different types of reinsurance contracts, the necessary reliance on ceding companies for information regarding reported claims and differing reserving practices among ceding companies. This uncertainty is compounded in the case of TIG Re by its relatively short operating history (TIG Re was formed in 1987). Since mid-1996, TIG Re's paid and reported losses have been higher than anticipated. Management believes these trends are principally attributable to a change in business mix. In the fourth quarter of 1996 , the Company hired a new chief underwriting officer who immediately commenced a company wide review of underwriting, pricing, and reserving practices. This evaluation is expected to be completed in the second quarter of 1997 in conjunction with routine semi-annual loss and LAE reserve reviews for both reinsurance and primary lines.

TIG's reserves include an estimate of TIG's ultimate liability for asbestos-related matters, environmental pollution, toxic tort, and other non-sudden and accidental claims for which ultimate values cannot be estimated using traditional reserving techniques. Establishing reserves with respect to environmental liabilities is one of the most difficult aspects of the reserving process. TIG's environmental claims activity is predominately from hazardous waste and pollution-related claims rising from commercial insurance policies written prior to 1985. Most of TIG's pollution claims are from small, regional operations or local businesses involved with disposing wastes at dump sites or having pollution on their own property due to hazardous material or leaking underground storage tanks. In connection with TIG's initial public offering in April 1993, an affiliate of TIG's former parent, Transamerica Corporation, agreed to pay 75% of up to $119 million of reserve development and newly reported claims, up to a maximum reimbursement of $89 million, on policies written prior to January 1, 1993, with respect to certain environmental claims involving paid losses and certain LAE in excess of TIG's environmental loss and LAE reserves at December 31, 1992. At March 31, 1997, the Transamerica affiliate had incurred no liability under this agreement.

While there can be no assurance that the loss and LAE reserves at any given date are adequate to meet TIG's obligations and as noted above, the Company under goes periodic reviews of its reserves, the amounts reported in TIG's balance sheet are management's best estimate of that amount as of March 31, 1997.

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

CASH FLOW FROM OPERATING ACTIVITIES. The following table summarizes the significant components of cash flow from operations:.

                                                               Three Months Ended March 31,
(In millions)                                                   1997                  1996
======================================================== ==================== =====================
Reinsurance operations                                           $29                   $61
Primary operations and corporate                                  11                     1
-------------------------------------------------------- -------------------- ---------------------
On-going operations                                               40                    62
Run-off (Other Lines operations)                                 (36)                  (12)
-------------------------------------------------------- -------------------- ---------------------
         Total                                                    $4                   $50
======================================================== ==================== =====================

Reinsurance cash flow decreased in first quarter 1997 due to a relative increase in paid losses as compared to premium volume and a $20 million reduction in finite reinsurance funds held deposits received. See Item 2.7 for a discussion of Reinsurance paid loss trends. Cash flow for on-going primary operations improved slightly but remained depressed due to the continuing impact of the general shift in business mix to lines with relatively shorter loss payment patterns. The increasing negative cash flow for run-off operations in 1997 is due to the expected decline in premium production and the resulting higher proportion of losses paid due to the run-off of Other Lines reserves.

INVESTMENT LIQUIDITY. Recognizing recent changes in operating cash requirements, the Company continued to hold $139 million, or 3% of total investments, in short-term investments. Market interest rate fluctuations did not significantly impact the Company's liquidity during the first quarter. Aggregate investments and cash at TIG Holdings were $106 million at March 31, 1997, compared to $40 million at December 31, 1996.

RESTRICTIONS ON DIVIDENDS FROM INSURANCE SUBSIDIARIES. The maximum amount of shareholders dividends which the insurance subsidiaries can pay to TIG Holdings is limited to the greater of (i) 10% of statutory surplus as of the end of the preceding year or (ii) the statutory net income for the preceding year except that such amount may not exceed earned surplus. Accordingly, the maximum dividend payout to TIG Holdings from its subsidiaries that can be made without regulatory approval during 1997 is $155 million. TIG Holdings received $25 million in dividends from its insurance subsidiaries in first quarter 1997 and 1996.

NOTES PAYABLE. In December 1995, TIG Holdings established an unsecured revolving line of credit with maximum borrowings of $250 million. At March 31, 1997, TIG had no outstanding borrowings under this facility. In 1995, TIG Insurance Company entered into a five-year $50 million credit facility of which approximately $26 million was outstanding as of March 31, 1997 and $25 million was outstanding as of December 31, 1996. The facility is a direct financing arrangement with a third-party related to the sale leaseback of certain fixed assets. In addition, TIG Holdings had $98 million of 8.125% notes payable maturing in 2005 outstanding at March 31, 1997 and December 31, 1996.

                               TIG HOLDINGS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

================================================================================

In January 1997, TIG Capital Trust I, a statutory business trust created under Delaware law as a trust subsidiary of TIG Holdings, completed a private offering of $125 million of 8.597% capital securities. TIG Holdings issued $128.75 million in 8.597% Junior Subordinated Debentures to TIG Capital Trust I (including approximately $3.75 million with respect to the capital contributed to the Trust by TIG Holdings). All of the net proceeds received by TIG Holdings from the issuance of the debentures is being used for general corporate purposes which may include repurchases of TIG Holding's common stock.

SHAREHOLDERS' EQUITY. Shareholders' equity decreased by $69 million during the first three months of 1997, primarily due to a $53 million decrease in after-tax unrealized gains and $51 million of common stock repurchases, partially offset by $36 million in net income. Accordingly, book value per share decreased to $21.48 at March 31, 1997 from $22.41 at December 31, 1996. Excluding the impact of unrealized investment gains, the book value per share would have been $21.49 at March 31, 1997 and $21.45 at December 31, 1996.

As of March 31, 1997, the Board of Directors has authorized common stock repurchases of up to 13.75 million shares of TIG Holdings Common Stock. Under the repurchase plan, repurchases may be made from time to time on the open market at prevailing market prices or in privately negotiated transactions. Through March 31, 1997, 11.7 million shares have been repurchased (18.0% of total issued and outstanding including treasury shares at March 31, 1997) at an average cost per share of $27.85, for an aggregate cost of $327 million. On May 1, 1997, the Board of Directors increased the common stock repurchase authorization to 16.25 million shares.

In January and April 1997, TIG Holdings declared quarterly common stock dividends of $.15 per share. The quarterly dividend rate for 1996 was $.05 per share.

                               TIG HOLDINGS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

================================================================================
2.9  FORWARD-LOOKING STATEMENTS
--------------------------------------------------------------------------------

TIG Holdings would like to caution readers regarding certain forward-looking statements in the Management's Discussion and Analysis and elsewhere in this Form 10-Q. Statements that are not based on historical information are forward-looking statements and are based on management's projections, estimates and assumptions. The words "believe", "expect", "anticipate" and similar expressions generally identify forward-looking statements. While TIG Holdings believes in the veracity of all statements made herein, forward-looking statements are necessarily based upon a number of estimates and assumptions that, while considered reasonable by TIG Holdings, are inherently subject to significant business, economic and competitive uncertainties and contingencies, including without limitations:

     o changes in interest rates which could impact investment yields, the market value of invested assets and ultimately product pricing

     o changes in the frequency and severity of catastrophes which could impact net income, reinsurance costs and cash flow

     o increased competition (on the basis of price, services, or other factors) which could generally reduce operating margins

     o regulatory and legislative changes which could increase the Company's overhead costs, increase federal and state tax assessments, restrict access to profitable markets or force participation in unprofitable markets

     o changes in loss payment patterns which could impact cash flow and net investment income

     o changes in estimated overall adequacy of loss and LAE reserves which could impact net income, statutory surplus adequacy and management's decision to continue certain product lines

     o changes in general market or economic conditions which could impact the demand for the Company's products and loss frequency and severity for certain lines of business

     o loss of key management personnel which could impact the development and execution of the Company's business strategy and impact key customer and vendor relationships.

Many of the uncertainties and contingencies can affect TIG Holding's actual results and could cause its actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, TIG Holdings.

                               TIG HOLDINGS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

================================================================================
2.10  GLOSSARY
--------------------------------------------------------------------------------

CATASTROPHE: An event that is designated to be a "catastrophe" by the Property Claim Service Division of American Services Group, an industry body. It generally defines events which are estimated to cause more that $5 million in insured property damage and which affect a significant number of insureds and insurers.

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

FINITE REINSURANCE: Reinsurance that contains an ultimate negotiated limit of risk to the reinsurer with respect to minimum and maximum exposure.

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

LOSS DEVELOPMENT: The emergence of actual loss data as compared to estimate for specific accident years and for specific lines of business.

LOSS AND LAE RATIO: The ratio of incurred losses and LAE to earned premium, determined in accordance with statutory accounting practices.

LOSS AND LAE RESERVES: Liabilities established by insurers and reinsurers to reflect the estimated cost of claims payments that the insurer will ultimately be required to pay in respect to insurance or reinsurance it has written.
Reserves are established for losses and for LAE, and consist of case reserves and IBNR reserves.

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

PROGRAM BUSINESS: Tailored products developed for a particular industry segment (i.e., sporting events, railroads) or distribution system (i.e., trade associations, affinity groups). Programs are often developed and controlled by managing general agents.

                               TIG HOLDINGS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

================================================================================

REINSURANCE: The practice whereby one party, called the reinsurer, in consideration of a premium paid to it agrees to indemnify another party, called the reinsured, for part of all of the liability assumed by the reinsured under a policy or policies of insurance which it has issued. The reinsured may be referred to as the original or primary insurer, the direct writing company, or the ceding company. Reinsurance does not legally discharge the primary insurer from its liability to the insured.

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

REVERSE FLOW BUSINESS: Alternative distribution mechanism whereby general agents submit program business to a reinsurer. The reinsurer then works with a reinsurance intermediary to provide a primary insurer to the transaction who will issue the primary policy and then cede a significant portion of the risk to the reinsurer.

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

                               TIG HOLDINGS, INC.
                           PART II. OTHER INFORMATION

================================================================================
ITEM 1.  LEGAL PROCEEDINGS
--------------------------------------------------------------------------------

TIG's insurance subsidiaries are routinely engaged in litigation in the normal course of their business. As a liability insurer, the Company defends third-party claims brought against its insureds. As an insurer, the Company defends against coverage claims.

On January 11, 1994, a Los Angeles County Superior Court jury returned a verdict of $28 million for punitive damages against TIG Insurance Company ("TIC") in Talbot Partners v. Cates Construction, Inc. and TIC (the "Talbot Case"). The award arose out of TIC's handling of a surety bond claim on a construction project. On March 28, 1997, the California Court of Appeal reduced the trial court's punitive damage award to $15 million. Management is seeking review of the Court of Appeal's decision by the California Supreme Court. Management believes that the ultimate liability arising from the Talbot Case will not materially impact consolidated operating results.

                               TIG HOLDINGS, INC.
                           PART II. OTHER INFORMATION
================================================================================
ITEM 6.  EXIBITS AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------------

(a)   Exhibits:

      EXHIBIT 3.1: Amended and Restated Certificates of Incorporation of TIG Holdings as filed with the Delaware Secretary of State of April 16, 1993 (incorporated by reference to Exhibit 3.1 to TIG Holdings' Quarterly Report on Form 10-Q for the quarter ended March 31, 1993. Commission File No. 1-11856).

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

      EXHIBIT 4.2: Indenure dated as of April 1, 1995 between TIG Holdings and the First National Bank of Chicago, as Trustee (incorporated by reference to Echibit 4.2 to Registration Statement No. 33-90594, Filed March 24,
      1995).

      EXHIBIT 4.3: Junior Subordinated Indenture, dated January 30, 1997, between TIG Holdings, Inc. and The Chase Manhattan Bank, as Trustee.

      EXHIBIT 4.4: Certificate of Trust of TIG Capital Trust I, dated January 24, 1997 between TIG Holdings, Inc. and The Chase Manhattan Bank, Chase Manhattan Bank Delaware, as Trustees.

      EXHIBIT 4.5: Capital Securities Guarantee Agreement, dated January 30, 1997 between TIG Holdings, Inc. and The Chase Manhattan Bank, as Trustee.

      EXHIBIT  4.6:  Trust  Agreement,  dated  January  24,  1997,  between  TIG
      Holdings, Inc. and The Chase Manhattan Bank, Chase Manhattan Bank Delaware, as Trustees.

      EXHIBIT 4.7: Amended and Restated Trust Agreement, dated January 30, 1997, between TIG Holdings, Inc., the Administrators named therein and The Chase Manhattan Bank, Chase Manhattan Bank Delaware, as Trustees.

      EXHIBIT 4.8: Form of Capital Securities Certificate of TIG Capital Trust I, (included as Exhibit E of Exhibit 4.7).


      EXHIBIT 11: Computation of Earnings Per Share.

(b) The Company did not file any reports on Form 8-K during the three months ended March 31, 1997.

                               TIG HOLDINGS, INC.



                                       TO



                            THE CHASE MANHATTAN BANK,

                                   as Trustee




                              ---------------------


                          JUNIOR SUBORDINATED INDENTURE


                          Dated as of January 30, 1997


                              ---------------------

                                TABLE OF CONTENTS

                                                                           Page


RECITALS OF THE COMPANY....................................................  1
                                    ARTICLE I

          DEFINITIONS AND OTHER PROVISIONS
               OF GENERAL APPLICATION......................................  1

     SECTION 1.1.   Definitions............................................  1
     SECTION 1.2.   Compliance Certificates and Opinions...................  9
     SECTION 1.3.   Form of Documents Delivered to Trustee.................  9
     SECTION 1.4.   Acts of Holders; Record Dates.......................... 10
     SECTION 1.5.   Notices, Etc., to Trustee and Company.................. 11
     SECTION 1.6.   Notice to Holders; Waiver.............................. 11
     SECTION 1.7.   Conflict with Trust Indenture Act...................... 11
     SECTION 1.8.   Effect of Headings and Table of Contents............... 12
     SECTION 1.9.   Successors and Assigns................................. 12
     SECTION 1.10.  Separability Clause.................................... 12
     SECTION 1.11.  Benefits of Indenture.................................. 12
     SECTION 1.12.  Governing Law.......................................... 12
     SECTION 1.13.  Legal Holidays......................................... 12
     SECTION 1.14.  Tax Characterization................................... 12
     SECTION 1.15.  Personal Immunity from Liability for
                    Incorporators, Stockholders, Etc....................... 13

                                   ARTICLE II

                    SECURITY FORMS......................................... 13

     SECTION 2.1.   Forms Generally........................................ 13
     SECTION 2.2.   Form of Face of Security............................... 14
     SECTION 2.3.   Form of Reverse of Security............................ 18
     SECTION 2.4.   Form of Trustee's Certificate of Authentication........ 21

                                   ARTICLE III

                    THE SECURITIES......................................... 21

     SECTION 3.1.   Amount Unlimited; Issuable in Series................... 21
     SECTION 3.2.   Denominations.......................................... 23
     SECTION 3.3.   Execution, Authentication, Delivery and Dating......... 24
     SECTION 3.4.   Temporary Securities................................... 25

     SECTION 3.5.   Registration, Registration of Transfer and
                    Exchange............................................... 25
     SECTION 3.6.   Mutilated, Destroyed, Lost and Stolen Securities....... 31
     SECTION 3.7.   Payment of Interest; Interest Rights Preserved......... 32
     SECTION 3.8.   Persons Deemed Owners.................................. 33
     SECTION 3.9.   Cancellation........................................... 33
     SECTION 3.10.  Interest............................................... 34
     SECTION 3.11.  Form and Payment....................................... 34
     SECTION 3.12.  Certification Forms.................................... 35
     SECTION 3.13.  CUSIP Numbers.......................................... 35
     SECTION 3.14.  Right of Set-Off....................................... 35

                                   ARTICLE IV

                    SATISFACTION AND DISCHARGE; DEFEASANCE................. 36

     SECTION 4.1.   Satisfaction and Discharge of Indenture................ 36
     SECTION 4.2.   Defeasance and Discharge............................... 37
     SECTION 4.3.   Covenant Defeasance.................................... 37
     SECTION 4.4.   Conditions to Defeasance or Covenant Defeasance........ 38
     SECTION 4.5.   Application of Trust Money............................. 39
     SECTION 4.6.   Indemnity for U.S. Government Obligations.............. 39

                                    ARTICLE V

                    REMEDIES............................................... 39

     SECTION 5.1.   Events of Default...................................... 39
     SECTION 5.2.   Acceleration of Maturity; Rescission and Annulment..... 41
     SECTION 5.3.   Collection of Indebtedness and Suits for Enforcement
                    by Trustee............................................. 42
     SECTION 5.4.   Trustee May File Proofs of Claim....................... 42
     SECTION 5.5.   Trustee May Enforce Claims Without
                    Possession of Securities............................... 43
     SECTION 5.6.   Application of Money Collected......................... 43
     SECTION 5.7.   Limitation on Suits.................................... 44
     SECTION 5.8.   Unconditional Right of Holders to Receive Principal,
                    Premium and Interest................................... 44
     SECTION 5.9.   Restoration of Rights and Remedies..................... 44
     SECTION 5.10.  Rights and Remedies Cumulative......................... 45
     SECTION 5.11.  Delay or Omission Not Waiver........................... 45
     SECTION 5.12.  Control by Holders..................................... 45
     SECTION 5.13.  Waiver of Past Defaults................................ 45
     SECTION 5.14.  Undertaking for Costs.................................. 46

     SECTION 5.15.  Waiver of Usury, Stay or Extension Laws................ 46

                                   ARTICLE VI

                    The Trustee............................................ 46

     SECTION 6.1.   Certain Duties and Responsibilities.................... 46
     SECTION 6.2.   Notice of Defaults..................................... 47
     SECTION 6.3.   Certain Rights of Trustee.............................. 48
     SECTION 6.4.   Not Responsible for Recitals or Issuance of
                    Securities............................................. 49
     SECTION 6.5.   May Hold Securities.................................... 49
     SECTION 6.6.   Money Held in Trust.................................... 49
     SECTION 6.7.   Compensation and Reimbursement......................... 49
     SECTION 6.8.   Disqualification; Conflicting Interests................ 50
     SECTION 6.9.   Corporate Trustee Required; Eligibility................ 50
     SECTION 6.10.  Resignation and Removal; Appointment of Successor...... 50
     SECTION 6.11.  Acceptance of Appointment by Successor................. 51
     SECTION 6.12.  Merger, Conversion, Consolidation or Succession
                    to Business............................................ 52
     SECTION 6.13.  Preferential Collection of Claims Against
                    Company................................................ 52
     SECTION 6.14.  Appointment of Authenticating Agent.................... 53

                                  ARTICLE VII

                    HOLDERS LISTS AND REPORTS BY TRUSTEE AND COMPANY....... 54

     SECTION 7.1.   Company to Furnish Trustee Names and
                    Addresses of Holders.  ................................ 54
     SECTION 7.2.   Preservation of Information; Communications to
                    Holders................................................ 54
     SECTION 7.3.   Reports by Trustee..................................... 55
     SECTION 7.4.   Reports by Company..................................... 55

                                  ARTICLE VIII

                    CONSOLIDATION, MERGER, CONVEYANCE, TRANSFER OR LEASE .. 56

     SECTION 8.1.   Company May Consolidate, Etc., Only on Certain
                    Terms.................................................. 56
     SECTION 8.2.   Successor Corporation Substituted...................... 56

                                   ARTICLE IX

                    SUPPLEMENTAL INDENTURES................................ 57

     SECTION 9.1.   Supplemental Indentures Without Consent of Holders..... 57
     SECTION 9.2.   Supplemental Indentures with Consent of Holders........ 58
     SECTION 9.3.   Execution of Supplemental Indentures................... 59
     SECTION 9.4.   Effect of Supplemental Indentures...................... 59
     SECTION 9.5.   Conformity with Trust Indenture Act.................... 59
     SECTION 9.6.   Reference in Securities to Supplemental Indentures..... 59

                                    ARTICLE X

                    COVENANTS.............................................. 59

     SECTION 10.1.  Payment of Principal, Premium and Interest............. 59
     SECTION 10.2.  Maintenance of Office or Agency........................ 60
     SECTION 10.3.  Money for Securities Payments to Be Held in
                    Trust.................................................. 60
     SECTION 10.4.  Statement by Officers as to Default.................... 61
     SECTION 10.5.  Covenants as to TIG Capital Trusts..................... 61
     SECTION 10.6.  Payment of Expenses.................................... 62
     SECTION 10.7.  Listing on an Exchange................................. 63
     SECTION 10.8.  Waiver of Certain Covenants............................ 63

                                   ARTICLE XI

                    REDEMPTION OF SECURITIES............................... 63

     SECTION 11.1.  Applicability of Article............................... 63
     SECTION 11.2.  Election to Redeem; Notice to Trustee.................. 63
     SECTION 11.3.  Selection by Trustee of Securities to Be Redeemed...... 64
     SECTION 11.4.  Notice of Redemption................................... 64
     SECTION 11.5.  Deposit of Redemption Price............................ 64
     SECTION 11.6.  Securities Payable on Redemption Date.................. 65
     SECTION 11.7.  Securities Redeemed in Part............................ 65
     SECTION 11.8.  Tax Event or Investment Company Event
                    Redemption............................................. 65
     SECTION 11.9.  Optional Redemption by Company......................... 65

                                   ARTICLE XII

                    EXTENSION OF INTEREST PAYMENT PERIOD................... 66

     SECTION 12.1.  Extension of Interest Payment Period................... 66
     SECTION 12.2.  Notice of Extension.................................... 67
     SECTION 12.3.  Limitation of Transactions............................. 67

                                  ARTICLE XIII

                    SUBORDINATION OF SECURITIES............................ 68

     SECTION 13.1.  Agreement to Subordinate............................... 68
     SECTION 13.2.  Default on Senior Indebtedness......................... 68
     SECTION 13.3.  Liquidation; Dissolution; Bankruptcy................... 68
     SECTION 13.4.  Subrogation............................................ 69
     SECTION 13.5.  Provisions Solely to Define Relative Rights............ 70
     SECTION 13.6.  Trustee to Effectuate Subordination.................... 70
     SECTION 13.7.  Notice by the Company.................................. 71
     SECTION 13.8.  Rights of the Trustee; Holders of Senior
                    Indebtedness........................................... 71
     SECTION 13.9.  Subordination May Not Be Impaired...................... 72
     SECTION 13.10. Payment Permitted if No Default........................ 72
     SECTION 13.11. Reliance on Judicial Order or Certificate of
                    Liquidating Agent...................................... 72
     SECTION 13.12. Article Applicable to Paying Agents.................... 72

                                   ARTICLE XIV

                    MISCELLANEOUS.......................................... 73

     SECTION 14.1.  Acknowledgement of Rights.............................. 73

                             SCHEDULES AND EXHIBITS

EXHIBIT A      FORM OF TRANSFER CERTIFICATE FOR EXCHANGE OR TRANSFER FROM
               RESTRICTED GLOBAL SECURITY TO REGULATION S GLOBAL SECURITY
EXHIBIT B      FORM OF TRANSFER CERTIFICATE FOR EXCHANGE OR TRANSFER FROM
               RESTRICTED GLOBAL SECURITY TO UNRESTRICTED GLOBAL SECURITY
EXHIBIT C      FORM OF TRANSFER CERTIFICATE FOR TRANSFER OR EXCHANGE FROM
               REGULATION S GLOBAL SECURITY TO RESTRICTED GLOBAL SECURITY
EXHIBIT D      FORM OF TRANSFER CERTIFICATE FOR TRANSFER OR EXCHANGE OF
               RESTRICTED SECURITY
EXHIBIT E      FORM OF INSTITUTIONAL ACCREDITED INVESTOR TRANSFEREE COMPLIANCE
               LETTER

         JUNIOR SUBORDINATED INDENTURE, dated as of January 30, 1997, between TIG HOLDINGS, INC., a corporation duly organized and existing under the laws of the State of Delaware (herein called the "Company"), having its principal office at 65 East 55th Street, New York, NY 10022, and The Chase Manhattan Bank, a banking corporation duly organized and existing under the laws of the State of New York, as Trustee (herein called the "Trustee").


                             RECITALS OF THE COMPANY

         The Company has duly authorized the execution and delivery of this Indenture to provide for the issuance from time to time of its unsecured subordinated debentures, notes or other evidences of indebtedness (herein called the "Securities"), to be issued in one or more series as in this Indenture provided.

         All things necessary to make this Indenture a valid agreement of the Company, in accordance with its terms, have been dong.

         NOW, THEREFORE, THIS INDENTURE WITNESSETH:

         For and in consideration of the premises and the purchase of the Securities by the Holders thereof, it is mutually covenanted and agreed, for the equal and proportionate benefit of all Holders of the Securities or of series thereof, as follows:


                                    ARTICLE I

                        DEFINITIONS AND OTHER PROVISIONS
                             OF GENERAL APPLICATION

         SECTION 1.1.      Definitions.

         For all purposes of this Indenture, except as otherwise expressly provided or unless the context otherwise requires:

                           (1) the terms defined in this Article have the meanings assigned to them in this Article and include the plural as well as the singular;

                           (2) all other terms used herein which are defined in the Trust Indenture Act (as hereinafter defined), either directly or by reference therein, have the meanings assigned to them therein;

                           (3) all accounting terms not otherwise defined herein have the meanings assigned to them in accordance with generally accepted accounting principles, and, except as otherwise herein expressly provided, the term "generally accepted accounting principles" with respect to any computation required or permitted hereunder shall mean such accounting principles as are generally accepted at the date of such computation; and

                           (4) the words "herein," "hereof" and "hereunder" and other words of similar import refer to this Indenture as a whole and not to any particular Article, Section or other subdivision.

         Certain terms, used principally in Article Six, are defined in that Article.

         "Act," when used with respect to any Holder, has the meaning specified in Section 1.4.

         "Additional Interest" has the meaning specified in Section 3.10(c).

         "Administrators" has the meaning set forth in the Trust Agreement of the applicable TIG Capital Trust.

         "Affiliate" of any specified Person means any other Person directly or indirectly controlling or controlled by or under direct or indirect common control with such specified Person. For the purposes of this definition, "control" when used with respect to any specified Person means the power to direct the management and policies of such Person, directly or indirectly, whether through the ownership of voting securities, by contract or otherwise; and the terms "controlling" and "controlled" have meanings correlative to the foregoing.

         "Agent Member" has the meaning specified in Section 3.5(c)(v)(B).

         "Applicable Procedures" has the meaning specified in Section 3.5(c)
(v)(B).

         "Authenticating Agent" means any Person authorized by the Trustee to act on behalf of the Trustee to authenticate Securities.

         "Board of Directors" means either the board of directors of the Company or any duly authorized committee of that board.

         "Board Resolution" means a copy of a resolution certified by the Secretary or an Assistant Secretary of the Company to have been duly adopted by the Board of Directors and to be in full force and effect on the date of such certification, and delivered to the Trustee.

         "Book Entry Interest" means a beneficial interest in a Global Security, ownership and transfers of which shall be maintained and made through book entries by the Depositary.

         "Business Day" means any day other than (a) a Saturday, Sunday, (b) a day on which banking institutions in the City of New York or Wilmington, Delaware are authorized or required by law or executive order to remain closed, or (c) a day on which the Trustee's Corporate Trust Office or the Property Trustee's Corporate Trust Office is closed for business.

         "Capital Securities" means undivided beneficial interests in the assets of a TIG Capital Trust which rank pari passu with Common Securities issued by such TIG Capital Trust; provided, however, that upon the occurrence of an Event of Default, the rights of holders of Common Securities to payment in respect of distributions and payments upon liquidation, redemption and otherwise are subordinated to the rights of holders of Capital Securities.

         "Capital Security Certificate" has the meaning specified in the Trust Agreement of the applicable TIG Capital Trust.

         "Cedel" shall mean Cedel Bank, societe anonyme.

         "Closing Date" has the meaning set forth in the Trust Agreement with respect to any Capital Securities.

         "Commission" means the Securities and Exchange Commission, as from time to time constituted, created under the Exchange Act, or, if at any time after the execution of this instrument such Commission is not existing and performing the duties now assigned to it under the Trust Indenture Act, then the body performing such duties at such time.

         "Common Securities" means undivided beneficial interests in the assets of a TIG Capital Trust which rank pari passu with Capital Securities issued by such TIG Capital Trust; provided, however, that upon the occurrence of an Event of Default (as defined in the applicable Trust Agreement), the rights of holders of Common Securities to payment in respect to distributions and payments upon liquidation, redemption and otherwise are subordinated to the rights of holders of Capital Securities of such TIG Capital Trust.

         "Company" means the Person named as the "Company" in the first paragraph of this instrument until a successor corporation shall have become such pursuant to the applicable provisions of this Indenture, and thereafter "Company" shall mean such successor corporation.

         "Company Request" or "Company Order" means a written request or order signed in the name of the Company by its Chairman of the Board, its Deputy
Chairman or a Vice Chairman, its President or a Vice President, and by its Treasurer, an Assistant Treasurer, its Secretary or an Assistant Secretary, and delivered to the Trustee.

         "Compounded Interest" has the meaning specified in Section 12.1.

         "Corporate Trust Office" means the principal office of the Trustee in the City of New York, New York at which at any particular time its corporate trust business shall be principally administered, which at the date is located at 450 West 33rd St., 15th Floor, New York, NY 10001.

         "Corporation" includes corporations, associations, companies and business trusts.

         "Covenant Defeasance" has the meaning specified in Section 4.3.

         "Defaulted Interest" has the meaning specified in Section 3.7.

         "Defeasance" has the meaning specified in Section 4.2.

         "Deferred Interest" has the meaning specified in Section 12.1.

         "Delaware Trustee" has the meaning specified in the Trust Agreement of the applicable TIG Capital Trust.

         "Depositary" means, with respect to Securities of any series issuable in whole or in part in the form of one or more Global Securities, a clearing agency registered under the Exchange Act that is designated to act as Depositary for such Securities as contemplated by Section 3.1.

         "Direct Action" has the meaning specified in Section 14.1.

         "Dissolution Event" means, with respect to a TIG Capital Trust, that as a result of the occurrence and continuation of a Special Event with respect to such TIG Capital Trust, such TIG Capital Trust is to be dissolved in accordance with its Trust Agreement, and the Securities held by the Property Trustee of such TIG Capital Trust are to be distributed to the holders of the Trust Securities issued by such TIG Capital Trust pro rata in accordance with such Trust Agreement.

         "Distributions" on Trust Securities of a TIG Capital Trust has the meaning set forth in the Trust Agreement of such TIG Capital Trust.

         "Euroclear" shall mean the Euroclear System.

         "Event of Default" has the meaning specified in Section 5.1.

         "Exchange Act" means the Securities Exchange Act of 1934, as amended from time to time, and any successor legislation and the rules and regulations promulgated thereunder.

         "Floating or Adjustable Rate Provision" means a formula or provision, specified in a Board Resolution or an indenture supplemental hereto, providing for the determination, whether pursuant to objective factors or pursuant to the sole discretion of any Person (including the Company) and periodic adjustment of the interest rate per annum borne by a Floating or Adjustable Rate Security.

         "Floating or Adjustable Rate Security" means any Security which provides for interest to be payable thereon at a rate per annum that may vary from time to time over the term thereof in accordance with a Floating or Adjustable Rate Provision.

         "Global Security" means a Security that evidences all or part of the Securities of any series and is authenticated and delivered to, and registered in the name of, the Depositary for such Securities or a nominee thereof.

         "Guarantee Agreement" means, with respect to any TIG Capital Trust, the Guarantee Agreement executed by the Company for the benefit of the Holders of the Capital Securities issued by such TIG Capital Trust as modified, amended or supplemented from time to time.

         "Holder" means a Person in whose name a Security is registered in the Security Register.

         "Indenture" means this instrument as originally executed or as it may from time to time be supplemented or amended by one or more indentures supplemental hereto entered into pursuant to the applicable provisions hereof and shall include the terms of particular series of Securities established as contemplated by Section 3.1.

         "Initial Purchasers" shall mean the initial purchasers party to a Purchase Agreement.

         "Initial Securities" means Securities issued on a Closing Date.

         "Institutional Accredited Investor" shall have the meaning set forth in
Section 2.1.

         "Interest Payment Date," when used with respect to any Security, means the Stated Maturity of an installment of interest on such Security, as such Stated Maturity may be extended in accordance with Section 12.1.

         "Investment Company Event" means the receipt by a TIG Capital Trust of an Opinion of Counsel (as defined in the relevant Trust Agreement) experienced in such matters to the effect that, as a result of the occurrence of a change in law or regulation or a written change (including any announced prospective change) in interpretation or application of law or regulation by any legislative body, court, governmental agency or regulatory authority, there is more than an insubstantial risk that such TIG Capital Trust is or will be considered an "investment company" that is required to be registered under the Investment Company Act, which change or prospective change becomes effective or would become effective, as the case may be, on or after the date of the issuance of the Capital Securities of such TIG Capital Trust.

         "Lien"  shall  mean  any  mortgage,   security   interest,   pledge  or
encumbrance of any kind (including any conditional sale or title retention agreement).

         "Maturity," when used with respect to any Security, means the date on which the principal of such Security or an installment of principal becomes due and payable as therein or herein provided, whether at the Stated Maturity or by declaration of acceleration, call for redemption or otherwise.

         "Officers' Certificate" means a certificate signed by the Chairman of the Board, the Deputy Chairman, the Comptroller, a Vice Chairman, the President or a Vice President, and by the Treasurer, an Assistant Treasurer, the Secretary or an Assistant Secretary, of the Company, and delivered to the Trustee.

         "Opinion of Counsel" means a written opinion of counsel, who may be an employee of or counsel for the Company.

         "Outstanding," when used with respect to Securities, means, as of the date of determination, all Securities theretofore authenticated and delivered under this Indenture, except:

                      (i) Securities theretofore canceled by the Trustee or delivered to the Trustee for cancellation;

                     (ii) Securities for whose payment or redemption money in the necessary amount has been theretofore deposited with the Trustee or any Paying Agent (other than the Company) in trust (if the Company shall act as its own Paying Agent) for the Holders of such Securities; provided that, if such Securities are to be redeemed, notice of such redemption has been duly given pursuant to this Indenture or provision therefor satisfactory to the Trustee has been made; and

                    (iii)  Securities  which have been paid  pursuant to Section
         3.6 or in exchange for or in lieu of which other Securities have been authenticated and delivered pursuant to this Indenture, other than any such Securities in respect of which there shall have been presented to the Trustee proof satisfactory to it that such Securities are held by a bona fide purchaser in whose hands such Securities are valid obligations of the Company;

provided that in determining whether the Holders of the requisite principal amount of the Outstanding Securities have given any request, demand, authorization, direction, notice, consent or waiver hereunder, Securities owned by the Company or any other obligor upon the Securities or any Affiliate of the Company or of such other obligor shall be disregarded and deemed not to be Outstanding; provided, however, that Securities held by the Property Trustee for the benefit of the holders of the Trust Securities shall not be so disregarded and provided, further, that, in determining whether the Trustee shall be protected in relying, upon any such request, demand, authorization, direction, notice, consent or waiver, only Securities which a Responsible Officer of the Trustee actually knows to be so owned shall be so disregarded. Securities so owned which have been pledged in good faith may be regarded as Outstanding if the pledgee establishes to the satisfaction of the Trustee the pledgee's right so to act with respect to such Securities and that the pledgee is not the Company or any other obligor upon the Securities or any Affiliate of the Company or of such other obligor.

         "Paying Agent" means any Person authorized by the Company to pay the principal of (or premium, if any) or interest on any Securities on behalf of the Company.

         "Person" means any individual, corporation, partnership, joint venture,
association,   joint  stock  company,  trust,   unincorporated  organization  or
government or any agency or political subdivision thereof.

         "Place of Payment," when used with respect to the Securities of any series, means the place or places where the principal of (and premium, if any) and interest on the Securities of that series are payable as specified as contemplated by Section 3.1.

         "Predecessor Security" of any particular Security means every previous Security evidencing all or a portion of the same debt as that evidenced by such particular Security; and, for the purposes of this definition, any Security authenticated and delivered under Section 3.6 in exchange for or in lieu of a mutilated, destroyed, lost or stolen Security shall be deemed to evidence the same debt as the mutilated, destroyed, lost or stolen Security.

         "Property Trustee" has the meaning set forth in the Trust Agreement of the applicable TIG Capital Trust.

         "Purchase Agreement" has the meaning set forth in the Trust Agreement of the applicable TIG Capital Trust.

         "Redemption Date," when used with respect to any Security to be redeemed, means the date fixed for such redemption by or pursuant to this Indenture.

         "Redemption Option Date" means, with respect to a series of Securities, the date specified as contemplated by Section 3.1 on or after which, from time to time, the Company, at its option, may redeem such series of Securities in whole or in part.

         "Redemption Price," when used with respect to any Security to be redeemed, means the price at which it is to be redeemed pursuant to this Indenture.

         "Regular Record Date" for the interest payable on any Interest Payment Date on the Securities of any series means the date specified for the purpose herein or as contemplated by Section 3.1.

         "Regulation S" shall mean Regulation S under the Securities Act.

         "Regulation  S Global  Security"  shall have the meaning  specified  in
Section 2.1 hereof.

         "Responsible Officer" means, with respect to the Trustee, any officer within the Corporate Trust Office of the Trustee, including any vice-president, any assistant vice-president, any assistant secretary, the treasurer, any assistant treasurer or other officer of the Corporate Trust Office of the Trustee customarily performing functions similar to those performed by any of the above designated officers and also means, with respect to a particular corporate trust matter, any other officer to whom such matter is referred because of that officer's knowledge of and familiarity with the particular subject.

         "Restricted  Global  Security"  shall  have the  meaning  specified  in
Section 2.1 hereof.

         "Restricted Period" shall have the meaning specified in Section 2.1 hereof.

         "Restricted Securities" shall have the meaning specified in Section 2.2 hereof.

         "Rule 144A" shall mean Rule 144A under the Securities Act.

         "Rule 144A Information" shall be such information with respect to the Company as is specified pursuant to Rule 144A(d)(4) under the Securities Act (or any successor provisions thereto).

         "Securities" has the meaning stated in the first recital of this Indenture and more particularly means any Securities authenticated and delivered under this Indenture.

         "Securities Act" shall mean the Securities Act of 1933, as amended from time to time, and any successor legislation, and the rules and regulations of the Commission promulgated thereunder.

         "Security Beneficial Owner" means, with respect to a Book Entry Interest, a person who is the beneficial owner of such Book Entry Interest, as reflected on the books of the Depositary, or on the books of a Person maintaining an account with such Depositary (directly as a Depositary participant or as an indirect participant, in each case in accordance with the rules of the Depositary).

         "Security Register" and "Security Registrar" have the respective meanings specified in Section 3.5.

         "Senior Indebtedness" means, with respect to the Company, (i) the principal, premium, if any, and interest in respect of (A) indebtedness of such obligor for money borrowed and (B) indebtedness evidenced by securities, notes, debentures, bonds or other similar instruments issued by such obligor; (ii) all capital lease obligations of such obligor; (iii) all obligations of such obligor issued or assumed as the deferred purchase price of property, all conditional sale obligations of such obligor and all obligations of such obligor under any conditional sale or title retention agreement (but excluding trade accounts payable in the ordinary course of business); (iv) all obligations of such obligor in respect of any letters of credit, banker's acceptances, security purchase facilities or similar credit transactions; (v) all obligations in respect of interest rate swap, cap or other agreements, interest rate future or option contracts, currency swap agreements, currency future or option contracts and other similar agreements; (vi) all obligations of the type referred to in clauses (i) through (v) of other Persons for the payment of which such obligor is responsible or liable as obligor, guarantor or otherwise; and (vii) all obligations of the type referred to in clauses (i) through (vi) of other Persons secured by any lien on any property or asset of such obligor (whether or not such obligation is assumed by such obligor), in each case except for (1) any such indebtedness that is by its terms subordinated to or pari passu with the Securities, and (2) any indebtedness between or among such obligor and its Affiliates, including all other debt securities and guarantees in respect of those debt securities, issued to (x) any TIG Capital Trust or (y) any other trust, or a trustee of such trust, partnership or other entity affiliated with the Company which is a financing vehicle of the Company (a "Financing Entity") in connection with the issuance by such Financial Entity of preferred securities or other securities which rank pari passu with, or junior to, the Capital Securities.

         "Special Event," with respect to a TIG Capital Trust, means a Tax Event or an Investment Company Event with respect to the Capital Securities issued by such TIG Capital Trust.

         "Special Record Date" for the payment of any Defaulted Interest means a date fixed by the Trustee pursuant to Section 3.7.

         "Stated Maturity," when used with respect to any Security or any installment of principal thereof or interest thereon, means the date specified in such Security as the fixed date on which the principal of such Security or such installment of principal or interest is due and payable.

         "Tax Event" means the receipt by a TIG Capital Trust of an Opinion of Counsel (as defined in the relevant Trust Agreement) experienced in such matters to the effect that, as a result of any amendment to, or change (including any announced prospective change) in, the laws (or any regulations thereunder) of the United States or any political subdivision or taxing authority thereof or therein, or as a result of any official administrative pronouncement or judicial decision interpreting or applying such laws or regulations, which amendment or change in effective or which pronouncement or decision is announced on or after the date of issuance of the Capital Securities of such TIG Capital Trust, there is more than an insubstantial risk that (i) such TIG Capital Trust is, or will be within 90 days of the delivery of such Opinion of Counsel, subject to United States Federal income tax with respect to income received or accrued on the corresponding series of Securities issued by the Company to such TIG Capital Trust, (ii) interest payable by the Company on such corresponding series of Securities is not, or within 90 days of the delivery of such Opinion of Counsel will not be, deductible by the Company, in whole or in part, for United States Federal income tax purposes, or (iii) such TIG Capital Trust is, or will be within 90 days of the delivery of such Opinion of Counsel, subject to more than a de minimis amount of other taxes, duties or other governmental charges.

         "Tax Event Opinion," with respect to the TIG Capital Trust, has the meaning set forth in the Trust Agreement of the TIG Capital Trust.

         "TIG Capital Trust" means TIG Capital Trust I, a Delaware statutory business trust, or any other similar trust created by TIG Holdings, Inc. for the purpose of issuing preferred securities in connection with the issuances of Securities under this Indenture.

         "Trust Agreement" means, with respect to a TIG Capital Trust, the trust agreement or any other governing instrument of such TIG Capital Trust.

         "Trust Indenture Act" means the Trust Indenture Act of 1939, as in force at the date as of which this instrument was executed, except as provided in Section 9.5.

         "Trust Securities" means Common Securities and Capital Securities of any TIG Capital Trust.

         "Trustee" means the Person named as the "Trustee" in the first paragraph of this instrument until a successor Trustee shall have become such pursuant to the applicable provisions of this Indenture, and thereafter "Trustee" shall mean or include each Person who is then a Trustee hereunder, and if at any time there is more than one such Person, "Trustee" as used with respect to the Securities of any series shall mean the Trustee with respect to Securities of that series.

         "U.S. Government Obligations" has the meaning specified in Section 4.4.

         "Unrestricted  Global  Security"  shall have the meaning  specified  in
Section 2.1 hereof.

         "Vice President," when used with respect to the Company or the Trustee, means any vice president, whether or not designated by a number or a word or words added before or after the title "vice president."

         SECTION 1.2.      Compliance Certificates and Opinions.

         Upon any application or request by the Company to the Trustee to take any action under any provision of this Indenture, the Company shall furnish to the Trustee an Officer's Certificate stating that all conditions precedent, if any, provided for in this Indenture relating to the proposed action have been complied with and an Opinion of Counsel stating that in the opinion of such counsel all such conditions precedent, if any, have been complied with, except that in the case of any such application or request as to which the furnishing of such documents is specifically required by any provision of this Indenture relating to such particular application or request, no additional certificate or opinion need by furnished.

         Every certificate or opinion with respect to compliance with a condition or covenant provided for in this Indenture shall include,

                           (5) a statement that each individual signing such certificate or opinion has read such covenant or condition and the definitions herein relating thereto;

                           (6) a brief statement as to the nature and scope of the examination or investigation upon which the statements or opinions contained in such certificate or opinion are based;

                           (7) a statement that, in the opinion of each such individual, he has made such examination or investigation as is necessary to enable him to express an informed opinion as to whether or not such covenant or condition has been complied with; and

                           (8) a statement as to whether, in the opinion of each such individual, such condition or covenant has been complied with.

         SECTION 1.3.      Form of Documents Delivered to Trustee.

         In any case where several matters are required to be certified by, or covered by an opinion of, any specified Person, it is not necessary that all such matters be certified by, or covered by the opinion of, only one such Person, or that they be so certified or covered by only one document, but one such Person may certify or give an opinion with respect to some matters and one or more other such Persons as to other matters, and any such Person may certify or give an opinion as to such matters in one or several documents.

         Any certificate or opinion of an officer of the Company may be based, insofar as it relates to legal matters, upon a certificate or opinion of, or representations by, counsel, unless such officer knows, or in the exercise of reasonable care should know, that the certificate or opinion or representations with respect to the matters upon which his certificate or opinion is based are erroneous. Any such certificate or Opinion of Counsel may be based, insofar as it relates to factual matters, upon a certificate or opinion of, or representations by, an officer or officers of the Company stating that the information with respect to such factual matters is in the possession of the Company, unless such counsel knows, or in the exercise of reasonable care should know, that the certificate or opinion or representations with respect to such matters are erroneous.

         Where any Person is required to make, give or execute two or more applications, requests, consents, certificates, statements, opinions or other instruments under this Indenture, they may, but need not, be consolidated and form one instrument.

         SECTION 1.4.      Acts of Holders; Record Dates.

Automatic par. numbering used (a) Any request, demand, authorization, direction, notice, consent, waiver or other action provided or permitted by this Indenture to be given or taken by Holders shall be embodied in and evidenced by one or more instruments of substantially similar tenor signed by such Holders in person or by an agent duly appointed in writing; and, except as herein otherwise expressly provided, such action shall become effective when such instrument or instruments are delivered to the Trustee and, where it is hereby expressly required, to the Company. Such instrument or instruments (and the action embodied therein and evidenced thereby) are herein sometimes referred to as the "Act" of the Holders signing such instrument or instruments. Proof of execution of any such instrument or of a writing appointing any such agent shall be sufficient for any purpose of this Indenture and (subject to Section 6.1) conclusive in favor of the Trustee and the Company, if made in the manner provided in this Section.

                  (c) The fact and date of the execution by any Person of any such instrument or writing may be proved by the affidavit of a witness of such execution or by a certificate of a notary public or other officer authorized by law to take acknowledgements of deeds, certifying that the individual signing such instrument or writing acknowledged to him the execution thereof. Where such execution is by a signer acting in a capacity other than his individual capacity, such certificate or affidavit shall also constitute sufficient proof of his authority. The fact and date of the execution of any such instrument or writing, or the authority of the Person executing the same, may also be proved in any other manner which the Trustee deems sufficient.

                  (d) The ownership of Securities shall be proved by the Security Register.

                  (e) Any request, demand, authorization, direction, notice, consent, waiver or other Act of the Holder of any Security shall bind every future Holder of the same Security and the Holder of every Security issued upon the registration of transfer thereof or in exchange therefor or in lieu thereof in respect of anything done, omitted or suffered to be done by the Trustee or the Company in reliance thereon, whether or not notation of such action is made upon such Security.

         (e) The Company may, in the circumstances permitted by the Trust Indenture Act, fix any day as the record date for the purpose of determining the Holders of Securities of any series entitled to give or take any request, demand, authorization, direction, notice, consent, waiver or other action, or to vote on any action, authorized or permitted to be given or taken by Holders of Securities of such series. If not set by the Company prior to the first solicitation of a Holder of Securities of such series made by any Person in respect of any such action, or, in the case of any such vote, prior to such vote, the record date for any such action or vote shall be the 30th day (or, if later, the date of the most recent list of Holders required to be provided pursuant to Section 7.1 hereof) prior to such first solicitation or vote, as the case may be. With regard to any record date for action to be taken by the Holders of one or more series of Securities, only the Holders of Securities of such series on such date (or their duly designated proxies) shall be entitled to give or take, or vote on, the relevant action.

         SECTION 1.5.      Notices, Etc., to Trustee and Company.

         Any request, demand, authorization, direction, notice, consent, waiver or Act of Holders or other document provided or permitted by this Indenture to be made upon, given or furnished to, or filed with,

                           (1) the Trustee by any Holder or by the Company shall be sufficient for every purpose hereunder if made, given, furnished or filed in writing to or with the Trustee at its Corporate Trust Office,
         Attention: Global Trust Services; provided, however, that no such instrument will not be considered properly given if submitted in an electronic format, i.e., by E-Mail or otherwise, or

                           (2) the Company by the Trustee or by any Holder shall be sufficient for every purpose hereunder (unless otherwise herein expressly provided) if in writing and mailed, first-class postage prepaid, to the Company addressed to it at the address of its principal office specified in the first paragraph of this instrument or at any other address previously furnished in writing to the Trustee by the Company.

         SECTION 1.6.      Notice to Holders; Waiver.

         Where this Indenture provides for notice to Holders of any event, such notice shall be sufficiently given (unless otherwise herein expressly provided) if in writing and mailed, first-class postage prepaid, to each Holder affected by such event, at his address as it appears in the Security Register, not later than the latest date and not earlier than the earliest date, prescribed for the giving of such notice. In any case where notice to Holders is given by mail, neither the failure to mail such notice, nor any defect in any notice so mailed, to any particular Holder shall affect the sufficiency of such notice with respect to other Holders. Where this Indenture provides for notice in any manner, such notice may be waived in writing by the Person entitled to receive such notice, either before or after the event, and such waiver shall be the equivalent of such notice. Waivers of notice by Holders shall be filed with the Trustee, but such filing shall not be a condition precedent to the validity of any action taken in reliance upon such waiver.

         In case by reason of the suspension of regular mail service or by reason of any other cause it shall be impracticable to give such notice by mail, then such notification as shall be made with the approval of the Trustee shall constitute a sufficient notification for every purpose hereunder.

         SECTION 1.7.      Conflict with Trust Indenture Act.

         Except as otherwise expressly provided herein, the Trust Indenture Act shall apply as a matter of contract to this Indenture for purposes of interpretation, construction and defining the rights and obligations hereunder, and this Indenture, the Company, and the Trustee shall be deemed for all purposes hereof to be subject to and governed by the Trust Indenture Act to the same extent as would be the case if this Indenture were qualified under that Act on the date hereof. Except as otherwise provided herein, if any provision hereof limits, qualifies or conflicts with the duties imposed by any of Sections 310 to 317, inclusive, of the Trust Indenture Act through operation of Section 318(c) thereof, such imposed duties shall control.

         SECTION 1.8.      Effect of Headings and Table of Contents.

         The Article and Section headings herein and the Table of Contents are for convenience only and shall not affect the construction hereof.

         SECTION 1.9.      Successors and Assigns.

         All covenants and agreements in this Indenture by the Company shall bind its successors and assigns, whether so expressed or not.

         SECTION 1.10.     Separability Clause.

         In case any provision in this Indenture or in the Securities shall be invalid, illegal or unenforceable, the validity, legality and enforceability of the remaining provisions shall not in any way be affected or impaired thereby.

         SECTION 1.11.     Benefits of Indenture.

         Nothing in this Indenture or in the Securities, express or implied, shall give to any Person, other than the parties hereto and their successors hereunder, the holders of Senior Indebtedness and the Holders, any benefit or any legal or equitable right, remedy or claim under this Indenture.

         SECTION 1.12.     Governing Law.

         This Indenture and the Securities shall be governed by, and construed and interpreted in accordance with, the laws of the State of New York, and all rights and remedies shall be governed by such laws.

         SECTION 1.13.     Legal Holidays.

         In any case where any Interest Payment Date, Redemption Date or Stated Maturity of any Security shall not be a Business Day at any Place of Payment, then (notwithstanding any other provision of this Indenture or of the Securities) payment of interest or principal (and premium, if any) need not be made at such Place of Payment on such date, but may be made on the next succeeding Business Day at such Place of Payment with the same force and effect as if made on the Interest Payment Date or Redemption Date, or at the Stated Maturity, provided that no interest shall accrue for the period from and after such Interest Payment Date, Redemption Date or Stated Maturity, as the case may be, provided further that if such Business Day is in the next succeeding calendar year, such payment shall be made on the immediately preceding Business Day of such Place of Payment with the same force and effect as if made on the Interest Payment Date or Redemption Date, or at the Stated Maturity.

         SECTION 1.14.     Tax Characterization.

         The Company, the Trustee and each Holder of a Security (by acceptance thereof) agrees to treat the Securities as debt instruments for United States federal, state and local income and franchise tax proposes and agrees not to take any contrary position before any taxing authority or on any tax return.

         SECTION 1.15. Personal Immunity from Liability for Incorporators, Stockholders, Etc.


         No recourse shall be had for the payment of principal of (or premium, if any) or interest (if any) on any Security, or for any claim based thereon, or otherwise in respect of any Security or based on or in respect of this Indenture or any indenture supplemental hereto, against any incorporator, or against any past, present or future stockholder, director or officer, as such, of the Company or of any successor corporation, whether by virtue of any constitution, statute or rule of law, or by the enforcement of any assessment or penalty or otherwise, all such liability being expressly waived and released as a condition of, and as consideration for, the execution of this Indenture and the issue of the Securities.

                                   ARTICLE II

                                 SECURITY FORMS


         SECTION 2.1.      Forms Generally.

         The Securities of each series shall be in substantially the form set forth in this Article, or in such other form as shall be established by or pursuant to a Board Resolution or in one or more indentures supplemental hereto, in each case with such appropriate insertions, omissions, substitutions and other variations as are required or permitted by this Indenture, and may have such letters, numbers or other marks of identification and such legends or endorsements placed thereon as may be required to comply with the rules of any securities exchange or Depositary therefor or as may, consistently herewith, be determined by the officers executing such Securities, as evidenced by their execution of such Securities. If the form of Securities of any series is established by action taken pursuant to a Board Resolution, a copy of an appropriate record of such action shall be certified by the Secretary or an Assistant Secretary of the Company and delivered to the Trustee at or prior to the delivery of the Company Order contemplated by Section 3.3 for the authentication and delivery of such Securities.

         The Trustee's certificates of authentication shall be in substantially the form set forth in this Article.

         The definitive Securities may be produced in any manner as determined by the officers executing such Securities, as evidenced by their execution of such Securities.

         Restricted  Securities shall bear the applicable legends as provided in
Section 2.2 hereof.

         Securities offered and sold in their initial distribution in reliance on Rule 144A shall be issued in the form of one or more Global Securities (each a "Restricted Global Security") in definitive, fully registered form without interest coupons, substantially in the form set forth in this Article and in Exhibit A, with such applicable legends as are provided for in this Article. Such Global Securities shall be registered in the name of the Depositary for such Global Securities or its nominee and deposited with the Trustee, at its Corporate Trust Office, as custodian for such Depositary, duly executed on behalf of the Company and authenticated by the Trustee as herein provided. The aggregate principal amount of any Restricted Global Security may from time to time be increased or decreased by adjustments made on the records of the Trustee, as custodian for the Depositary for such Global Security, as provided in Section 3.5 hereof, which adjustments shall be conclusive as to the aggregate principal amount of any such Global Securities. In the event that an interest in a Restricted Global Security shall be transferred in accordance with Rule 144 under the Securities Act, in each case in accordance with Section 3.5(c)(v) hereof, the Global Security representing such interest after such transfer shall be referred to herein as an "Unrestricted Global Security". Except as otherwise agreed by the Company, no Restricted Global Security or Unrestricted Global Security shall be issued except as provided in this paragraph to evidence Securities offered and sold in their initial distribution in reliance on Rule 144A.

         Securities offered and sold in their initial distribution in reliance on Regulation S under the Securities Act shall be issued in the form of one or more Global Securities (the "Regulation S Global Security") in definitive, fully registered form without interest coupons, substantially in the form set forth in this Article, with such applicable legends as are provided for in this Article. Such Global Securities shall be registered in the name of the Depositary for such Global Securities or its nominee and deposited with the Trustee, at its Corporate Trust Office, as custodian for such Depositary, duly executed by the Company and authenticated by the Trustee as herein provided, for credit initially and during the Restricted Period (hereinafter defined) to the respective accounts of beneficial owners of such Securities (or to such other accounts as they may direct) at Morgan Guaranty Trust Company of New York, Brussels office, as operator of Euroclear or Cedel. The aggregate principal amount of any Regulation S Global Security may from time to time be increased or decreased by adjustments made on the records of the Trustee, as custodian for the Depositary for such Global Security, as provided in Section 3.5 hereof, which adjustments shall be conclusive as to the aggregate principal amount of any such Global Security. As used herein, the term "Restricted Period", with respect to Global Securities offered and sold in reliance on Regulation S, means the period of 40 consecutive days beginning on and including the later of (i) the day on which the Securities are first offered to persons other than distributors (as defined in Regulation S) in reliance on Regulation S (according to a notice to the Company and the Trustee by the Initial Purchaser(s), if any, of the offering of such Securities) and (ii) the date of the closing of the offering. Except as otherwise provided pursuant to
Section 3.1 hereof or agreed by the Company, no Regulation S Global Security shall be issued except as provided in this paragraph to evidence Securities offered and sold in their initial distribution in reliance on Regulation S under the Securities Act.

         Securities offered and sold in their initial distribution to a limited number of institutions that are accredited investors (which are not qualified institutional buyers, as defined under Rule 144A) within the meaning of Rule 501(a)(1), (2), (3) or (7) under the Securities Act (and institutions in which all the equity owners are such accredited investors) (together referred to as "Institutional Accredited Investors") in transactions exempt from registration under the Securities Act shall be issued in definitive, fully registered form without interest coupons, substantially in the form set forth in this Article, with such applicable legends as are provided for in Exhibit A. Such Securities shall be delivered to such Institutional Accredited Investors only upon the execution and delivery to the Company and the Initial Purchasers of an institutional accredited investor transferee compliance letter substantially in the form of Exhibit E hereto. Such Securities may not be exchanged for interests in a Global Security except as provided in Section 3.5(c)(v)(E) hereof.

         SECTION 2.2.      Form of Face of Security.

         [IF THE SECURITY IS A RESTRICTED GLOBAL SECURITY, INSERT - THE SECURITIES EVIDENCED HEREBY HAVE NOT BEEN REGISTERED UNDER THE UNITED STATES SECURITIES ACT OF 1933, AS AMENDED, (THE "SECURITIES ACT") AND MAY NOT BE OFFERED, SOLD, PLEDGED OR OTHERWISE TRANSFERRED EXCEPT (A)(1) TO A PERSON WHOM THE SELLER REASONABLY BELIEVES IS A QUALIFIED INSTITUTIONAL BUYER WITHIN THE MEANING OF RULE 144A UNDER THE SECURITIES ACT PURCHASING FOR ITS OWN ACCOUNT OR FOR THE ACCOUNT OF A QUALIFIED INSTITUTIONAL BUYER IN A TRANSACTION MEETING THE REQUIREMENTS OF RULE 144A, (2) IN AN OFFSHORE TRANSACTION COMPLYING WITH RULE 903 OR RULE 904 OF REGULATION S UNDER THE SECURITIES ACT, (3) TO AN INSTITUTIONAL "ACCREDITED INVESTOR" WITHIN THE MEANING OF SUBPARAGRAPH (a)(1),
(2), (3), OR (7) OF RULE 501 UNDER THE SECURITIES ACT WHO REPRESENTS IN WRITING THAT IT IS PURCHASING THE SECURITIES FOR ITS OWN ACCOUNT OR FOR THE ACCOUNT OF AN INSTITUTIONAL ACCREDITED INVESTOR IN MINIMUM DENOMINATIONS OF $250,000, FOR INVESTMENT PURPOSES AND NOT WITH A VIEW TO DISTRIBUTION IN VIOLATION OF THE SECURITIES ACT, OR (4) PURSUANT TO THE EXEMPTION FROM REGISTRATION UNDER THE SECURITIES ACT PROVIDED BY RULE 144 THEREUNDER (IF AVAILABLE) AND (B) IN EACH CASE IN ACCORDANCE WITH ALL APPLICABLE SECURITIES LAWS OF THE STATES OF THE UNITED STATES.]

         [IF THE SECURITY IS TO BE A REGULATION S GLOBAL SECURITY, INSERT - THIS GLOBAL SECURITY HAS NOT BEEN REGISTERED UNDER THE U.S. SECURITIES ACT OF 1933, AS AMENDED, (THE "SECURITIES ACT") OR APPLICABLE SECURITIES LAWS OF THE STATES OF THE UNITED STATES AND MAY NOT BE OFFERED, SOLD OR DELIVERED IN THE UNITED STATES OR TO, OR FOR THE ACCOUNT OR BENEFIT OF, ANY U.S. PERSON, UNLESS THIS SECURITY IS REGISTERED UNDER THE SECURITIES ACT OR AN EXEMPTION FROM THE REGISTRATION REQUIREMENTS THEREOF IS AVAILABLE.]

         [UNLESS THIS SECURITY IS PRESENTED BY AN AUTHORIZED REPRESENTATIVE OF THE DEPOSITORY TRUST COMPANY (55 WATER STREET, NEW YORK, NEW YORK) TO THE COMPANY OR ITS AGENT FOR REGISTRATION OF TRANSFER, EXCHANGE OR PAYMENT, AND ANY SECURITY ISSUED IS REGISTERED IN THE NAME OF CEDE & CO. OR SUCH OTHER NAME AS REQUESTED BY AN AUTHORIZED REPRESENTATIVE OF THE DEPOSITORY TRUST COMPANY AND ANY PAYMENT HEREON IS MADE TO CEDE & CO., ANY TRANSFER, PLEDGE OR OTHER USE HEREOF FOR VALUE OR OTHERWISE BY A PERSON IS WRONGFUL SINCE THE REGISTERED OWNER HEREOF, CEDE & CO., HAS AN INTEREST HEREIN.]


No. _____________________

                               TIG HOLDINGS, INC.

                      [INSERT TITLE OF SERIES OF SECURITY]

         TIG HOLDINGS, INC., a Delaware corporation (the "Company", which term includes any successor corporation under the Indenture hereinafter referred to), for value received, hereby promises to pay to, ________________ or registered assigns, the principal sum of __________ Dollars ($_____________) on _____________, _____, and to pay interest on said principal sum from
______________, 1997, or from the most recent interest payment date (each such date, an "Interest Payment Date") to which interest has been paid or duly provided for, semi-annually (subject to deferral as set forth herein) in arrears on ______________ and _________________ of each year commencing ________, 1997, at [If the Security is to bear interest at a fixed rate, insert - a rate of ..% per annum,] [If the Security is a Floating or Adjustable Rate Security, insert - a rate per annum [computed-determined] in accordance with the [insert defined name of Floating or Adjustable Rate Provision] set forth below] until the principal hereof shall have become due and payable, and on any overdue principal and premium, if any, and (without duplication and to the extent that payment of such interest is enforceable under applicable law) on any overdue installment of interest at the same rate per annum compounded quarterly. The amount of interest payable on any Interest Payment Date shall be computed on the basis of a 360-day year of twelve 30-day months. In the event that any date on which interest is payable on this Security is not a Business Day, then payment of interest payable on such date will be made on the next succeeding day that is a Business Day (and without any interest or other payment in respect of any such delay), except that, if such Business Day is in the next succeeding calendar year, such payment shall be made on the immediately preceding Business Day, in each case with the same force and effect as if made on such date.

         The interest installment so payable, and punctually paid or duly provided for, on any Interest Payment Date will, as provided in the Indenture, be paid to the Person in whose name this Security (or one or more Predecessor Securities, as defined in said Indenture) is registered at the close of business on the regular record date for such interest installment, which shall be the close of business on the Business Day next preceding such Interest Payment Date. [IF PURSUANT TO THE PROVISIONS OF THE INDENTURE THE SECURITIES ARE NO LONGER REPRESENTED BY A GLOBAL SECURITY -- which shall be the close of business on the ____ Business Day next preceding such Interest Payment Date.] Any such interest installment not punctually paid or duly provided for shall forthwith cease to be payable to the registered Holders on such regular record date and may be paid to the Person in whose name this Security (or one or more Predecessor Securities) is registered at the close of business on a special record date to be fixed by the Trustee for the payment of such defaulted interest, notice whereof shall be given to the registered Holders of this series of Securities not less than 10 days prior to such special record date, or may be paid at any time in any other lawful manner not inconsistent with the requirements of any securities exchange on which the Securities may be listed, and upon such notice as may be required by such exchange, all as more fully provided in the Indenture. The principal of (and premium, if any) and the interest on this Security shall be payable at the office or agency of the Trustee maintained for that purpose in any coin or currency of the United States of America that at the time of payment is legal tender for payment of public and private debts; provided, however, that payment of interest may be made at the option of the Company by check mailed to the registered Holder at such address as shall appear in the Security Register or by wire transfer. Notwithstanding the foregoing, so long as the Holder of this Security is the Property Trustee of a TIG Capital Trust, the payment of the principal of (and premium, if any) and interest on this Security will be made at such place and to such account as may be designated by such Property Trustee.

         [At this point in the Security Form of any series of Floating or Adjustable Rate Securities, the text of the Floating or adjustable Rate Provision relating thereto should be inserted.]

         The indebtedness evidenced by this Security is, to the extent provided in the Indenture, subordinate and junior in right of payment to the prior payment in full of all Senior Indebtedness of the Company, and this Security is issued subject to the provisions of the Indenture with respect thereto. Each Holder of this Security, by accepting the same, (a) agrees to and shall be bound by such provisions, (b) authorizes and directs the Trustee on his or her behalf to take such action as may be necessary or appropriate to acknowledge or effectuate the subordination so provided and (c) appoints the Trustee his or her attorney-in-fact for any and all such purposes. Each Holder hereof, by his or her acceptance hereof, hereby waives all notice of the acceptance of the subordination provisions contained herein and in the Indenture by each holder of Senior Indebtedness of the Company, whether nor outstanding or hereafter incurred, and waives reliance by each such holder upon said provisions.

         This Security shall not be entitled to any benefit under the Indenture hereinafter referred to, be valid or become obligatory for any purpose until the Certificate of Authentication hereon shall have been signed by or on behalf of the Trustee.

         The provisions of this Security are continued on the reverse side hereof and such continued provisions shall for all purposes have the same effect as though fully set forth at this place.

         IN WITNESS WHEREOF, the Company has caused this instrument to be executed.

Dated:  __________________

                                           TIG HOLDINGS, INC.


                                           By:
                                           Name:_____________________
                                           Title


Attest:

By: __________________
    Name:
    Title:


         SECTION 2.3.      Form of Reverse of Security.

         This Security is one of a duly authorized series of securities of the Company (herein sometimes referred to as the "Securities"), specified in the Indenture, all issued or to be issued in one or more series under and pursuant to an Indenture dated as of January 30, 1997 (the "Indenture"), duly executed and delivered between the Company and The Chase Manhattan Bank, as Trustee (the "Trustee"), to which Indenture and all indentures supplemental thereto reference is hereby made for a description of the respective rights, limitations of rights, obligations, duties and immunities thereunder of the Trustee, the Company and the Holders of Securities. By the terms of the Indenture, the Securities are issuable in series that may vary as to amount, date of maturity, rate of interest and in other respects as provided in the Indenture. This series of Securities is limited in aggregate principal amount to $__________.

         The Company shall have the right to redeem this Security at the option of the Company, in whole or in part at any time on or after ___________, _____ (an "Optional Redemption") at the following Redemption Prices (expressed as percentages of the principal amount hereof): If redeemed during the 12-month period beginning
_________,

                                                         Redemption
                              Year                       Price
                              ----                       -----


and thereafter at a Redemption Price equal to 100% of the principal amount hereof, together, in the case of any such redemption, with accrued interest, including any Additional Interest, to but excluding the date fixed for redemption. [If applicable, insert-In addition, upon the occurrence and during the continuation of a Tax Event or Investment Company Event in respect of the TIG Capital Trust, the Company may, at its option, at any time within 90 days of the occurrence and during the continuation of such Special Event, as the case may be, redeem this Security, in whole but not in part, subject to the terms and conditions of Article XI of the Indenture, at a redemption price equal to [insert formula]. Any redemption pursuant to this paragraph will be made upon not less than 30 days nor more than 60 days notice, at the Redemption Price. If the Securities are only partially redeemed by the Company pursuant to an Optional Redemption, the Securities will be redeemed pro rata or by lot or by any other method utilized by the Trustee; provided that if, at the time of redemption, the Securities are registered as a Global Security, the Depositary shall determine the principal amount of such Securities held by each Security Beneficial Owner to be redeemed in accordance with its procedures. The Redemption Price shall be paid prior to 12:00 noon, New York time, on the date of such redemption or at such earlier time as the Company determines.

         In the event of redemption of this Security in part only, a new Security or Securities of this series for the unredeemed portion hereof will be issued in the name of the Holder hereof upon the cancellation hereof.

         In case an Event of Default, as defined in the Indenture, shall have occurred and be continuing, the principal of all of the Securities may be declared, and upon such declaration shall become, due and payable, in the manner, with the effect and subject to the conditions provided in the Indenture.

         The Indenture contains provisions permitting the Company and the Trustee, with the consent of the Holders of not less than a majority in aggregate principal amount of the Securities of each series affected at the time outstanding, as defined in the Indenture, to execute supplemental indentures for the purpose of adding any provisions to or changing in any manner or eliminating any of the provisions of the Indenture or of any supplemental indenture or of modifying in any manner the rights of the Holders of the Securities; provided, however, that no such supplemental indenture shall (i) extend the fixed maturity of any Securities of any series, or reduce the principal amount thereof, or reduce the rate or extend the time of payment of interest thereon, or reduce any premium payable upon the redemption thereof, without the consent of the Holder of each Security so affected, or (ii) reduce the aforesaid percentage of Securities, the Holders of which are required to consent to any such supplemental indenture, without the consent of the Holders of each Security then outstanding and affected thereby. The Indenture also contains provisions permitting the Holders of a majority in aggregate principal amount of the Securities of any series at the time outstanding affected thereby, on behalf of all of the Holders of the Securities of such series, to waive any past default in the performance of any of the covenants contained in the Indenture, or established pursuant to the Indenture with respect to such series, and its consequences, except a default in the payment of the principal of or premium, if any, or interest on any of the Securities of such series. Any such consent or waiver by the registered Holder of this Security (unless revoked as provided in the Indenture) or any Predecessor Security and of any Security issued in exchange therefor or in place hereof (whether by registration of transfer or otherwise), shall be valid and binding for all purposes irrespective of whether or not any notation of such consent or waiver is made upon this Security.

         No reference herein to the Indenture and no provision of this Security or of the Indenture shall alter or impair the obligation of the Company, which is absolute and unconditional, to pay the principal of and premium, if any, and interest on this Security at the time and place and at the rate and in the money herein prescribed.

         The Company shall have the right at any time during the term of the Securities and from time to time to extend the interest payment period of such Securities for up to 10 consecutive semi-annual periods (an "Extended Interest Payment Period"), at the end of which period the Company shall pay all interest then accrued and unpaid (together with interest thereon at the rate specified for the Securities to the extent that payment of such interest is enforceable under applicable law); provided, that no such Extended Interest Payment Period shall extend beyond the maturity of the Securities; and provided further that during any such Extended Interest Payment Period (a) the Company shall not declare or pay any dividend on, make any distributions with respect to, or redeem, purchase, acquire or make a liquidation payment with respect to, any of its capital stock or make any guarantee payment with respect thereto (other than (i) repurchases, redemptions or other acquisitions or shares of capital stock of the Company in connection with any employment contract, benefit plan or other similar arrangement with or for the benefit of employees, officers, directors or consultants, (ii) as a result of an exchange or conversion of any class or series of the Company's capital stock (or any capital stock of a subsidiary of the Company) for any other class or series of the Company's capital stock or of any class or series of the Company's indebtedness for any class or series of the Company's capital stock, (iii) the purchase of fractional interests in shares of the Company's capital stock pursuant to the conversion or exchange provisions of such capital stock or the security being converted or exchanged), (iv) any declaration of a dividend in connection with any stockholder's rights plan, or the issuance of rights, stock or other property under any stockholder's rights plan, or the redemption or repurchase of rights pursuant thereto, or (v) any dividend in the form of stock, warrants, options or other rights where the dividend stock or the stock issuable upon exercise of such warrants, options or other rights is the same stock as that on which the dividend is being paid or ranks pari passu with or junior to such stock and (b) the Company shall not make any payment of interest on or principal of (or premium, if any, on), or repay, repurchase, defease or redeem, any debt securities issued by the Company which rank pari passu with or junior to the Securities. The foregoing, however, will not apply to any stock dividends paid by the Company where the dividend stock is the same stock as that on which the dividend is being paid. Before the termination of any such Extended Interest Payment Period, the Company may further extend such Extended Interest Payment Period, provided that such Extended Interest Payment Period together with all such further extensions thereof shall not exceed 10 consecutive semi-annual periods. At the termination of any such Extended Interest Payment Period and upon the payment of all accrued and unpaid interest and any additional amounts then due, the Company may commence a new Extended Interest Payment Period.

         As provided in the Indenture and subject to certain limitations therein set forth, this Security is transferable by the registered Holder hereof on the Security Register of the Company, upon surrender of this Security for registration of transfer at the office or agency of the Trustee in the City and State of New York accompanied by a written instrument or instruments of transfer in form satisfactory to the Company or the Trustee duly executed by the registered Holder hereof or his attorney duly authorized in writing, and thereupon one or more new Securities of authorized denominations and for the same aggregate principal amount and series will be issued to the designated transferee or transferees. No service charge will be made for any such transfer, but the Company may require payment of a sum sufficient to cover any tax or other governmental charge payable in relation thereto.

         Prior to due presentment for registration of transfer of this Security, the Company, the Trustee, any paying agent and the Security Registrar may deem and treat the registered holder hereof as the absolute owner hereof (whether or not this Security shall be overdue and notwithstanding any notice of ownership or writing hereon made by anyone other than the Security Registrar) for the purpose of receiving payment of or on account of the principal hereof and premium, if any, and interest due hereon and for all other purposes, and neither the Company nor the Trustee nor any paying agent nor any Security Registrar shall be affected by any notice to the contrary.

         No recourse shall be had for the payment of the principal of (or premium, if any) or the interest on this Security, or for any claim based hereon, or otherwise in respect hereof, or based on or in respect of the Indenture, against any incorporator, stockholder, officer or director, past, present or future, as such, of the Company or of any predecessor or successor corporation, whether by virtue of any constitution, statute or rule of law, or by the enforcement of any assessment or penalty or otherwise, all such liability being, by the acceptance hereof and as part of the consideration for the issuance hereof, expressly waived and released.

         [The Securities of this series are issuable only in registered form without coupons in minimum denominations of $100,000 and any integral multiple of $1,000 in excess thereof.] [This Global Security is exchangeable for Securities in definitive form only under certain limited circumstances set forth in the Indenture. Securities of this series so issued are issuable only in registered form without coupons in minimum denominations of $100,000 and any integral multiple of $1,000 in excess thereof.] As provided in the Indenture and subject to certain limitations [herein and] therein set forth, Securities of this series [so issued] are exchangeable for a like aggregate principal amount of Securities of this series of a different authorized denomination, as requested by the Holder surrendering the same.

         All terms used in this Security that are defined in the Indenture shall have the meanings assigned to them in the Indenture.

         SECTION 2.4.      Form of Trustee's Certificate of Authentication.

                          CERTIFICATE OF AUTHENTICATION

         This is one of the Securities of the series of Securities described in the within-mentioned Indenture.

[Name of Trustee]
as Trustee



By:_________________________
   Authorized Signatory


                             ARTICLE IIIARTICLE III

                                 THE SECURITIES

         SECTION 3.1.      Amount Unlimited; Issuable in Series.

         The aggregate principal amount of Securities which may be authenticated and delivered under this Indenture is unlimited.

         The Securities may be issued in one or more series. There shall be established in or pursuant to a Board Resolution, and set forth in an Officers' Certificate, or established in one or more indentures supplemental hereto, prior to the issuance of Securities of any series,

                  (1) the title of the Securities of the series (which shall distinguish the Securities of the series from all Securities of any other series);

                  (2) the limit, if any, upon the aggregate principal amount of the Securities of such series that may be authenticated and delivered under this Indenture (except for Securities authenticated and delivered upon registration of transfer of, or in exchange for, or in lieu of, other Securities of the series pursuant to Section 3.4, 3.5, 3.6, 9.6 or 11.6 and except for any Securities that, pursuant to Section 3.3, are deemed never to have been authenticated and delivered hereunder);

                  (3) the Person to whom any interest on a Security of the series shall be payable, if other than the Person in whose name that security (or one or more Predecessor Securities) is registered at the close of business on the Regular Record Date for such interest;

                  (4) the Stated Maturity or Maturities on which the principal of the Securities of such series is payable or the method of determination thereof, and any dates on which or circumstances under which, the Company shall have the right to extend or shorten such Stated Maturity or Maturities;

                  (5) the rate or rates at which the Securities of the series shall bear interest or the Floating or Adjustable Rate Provision pursuant to which such rates shall be determined, the date or dates from which any such interest shall accrue, the Interest Payment Dates on which any such interest shall be payable and the Regular Record Date for the interest payable on any Interest Payment Date (if such Interest Payment Dates or Regular Record Dates differ from those provided herein);

                  (6) the place or places where the principal of (and premium, if any) and interest on the Securities of such series shall be payable, the place or places where the Securities of such series may be presented for registration of transfer or exchange, any restrictions that may be applicable to any such transfer or exchange in addition to or in lieu of those set forth herein, and the place or places where notices and demands to or upon the Company in respect of the Securities of such series may be made;

                  (7) in addition to the redemption rights provided herein, the period or periods within which (including the Redemption Option Date for the series) and the price or prices at which any Securities of the series may be redeemed, in whole or in part, at the option of the Company;

                  (8) if other than denominations of $1,000 and any integral multiple thereof, the denominations in which Securities of the series shall be issuable;

                  (9) any other event or events of default applicable with respect to the Securities of the series in addition to those provided in Section 5.1(1) through (7);

                  (10) any other covenant or warranty included for the benefit of Securities of the series in addition to (and not inconsistent with) those included in this Indenture for the benefit of Securities of all series, or any other covenant or warranty included for the benefit of Securities of the series in lieu of any covenant or warranty included in this Indenture for the benefit of Securities of all series, or any provision that any covenant or warranty included in this Indenture for the benefit of Securities of all series shall not be for the benefit of Securities of the series, or any combination of such covenants, warranties or provisions;

                  (11) the subordination terms of the Securities of series (if different from the terms provided herein);

                  (12) if other than U.S. dollars, the currency or currencies (including any currency unit or units) in which the principal of (and premium, if any) and interest, if any, on the Securities of the series shall be payable, or in which the Securities of the series shall be denominated and the manner of determining the equivalent thereof in U.S. dollars for purposes of the definition of Outstanding;

                  (13) any index or indices used to determine the amount of payments of principal of and premium, if any, on the Securities of such series or the manner in which such amounts will be determined;

                  (14) if applicable, that any Securities of the series shall be issuable in whole or in part in the form of one or more Global Securities and, in such case, the respective Depositaries for such Global Securities, the form of any legend or legends that shall be borne by any such Global Security in addition to or in lieu of that set forth in Section 2.2 and any circumstances in addition to or in lieu of those set forth in Section 3.5 in which any such Global Security may be exchanged in whole or in part for Securities registered, and any transfer of such Global Security in whole or in part may be registered, in the name or names of Persons other than the Depositary for such Global Security or a nominee thereof;

                  (15) the provisions of this Indenture, if any, that shall not apply to the series;

                  (16) the appointment of any Paying Agent or Agents for the Securities of such series;

                  (17) the terms of any right to convert or exchange Securities of such series into any other securities or property of the Company, and the additions or changes, if any, to this Indenture with respect to the Securities of such series to permit or facilitate such conversion or exchange; and

                  (18) any other terms of the series (which terms shall not be inconsistent with the provisions of this Indenture).

         All Securities of any one series shall be substantially identical except as to denomination and except as may otherwise be provided in or pursuant to such Board Resolution and set forth, or determined in the manner provided, in the Officers' Certificate referred to above or in any such indenture supplemental hereto.

         If any of the terms of the Securities of a series are established by action taken pursuant to a Board Resolution, a copy of an appropriate record of such action shall be certified by the Secretary or an Assistant Secretary of the Company and delivered to the Trustee at or prior to the delivery of the Officers' Certificate setting forth the terms of the Securities of such series.

         SECTION 3.2.      Denominations.

         The Securities of each series shall be issuable in registered form without coupons and in such denominations as shall be specified as contemplated by Section 3.1. In the absence of any such provisions with respect to the Securities of any series, the Securities of such series shall be issuable in denominations of $100,000 and any integral multiple of $1,000 in excess thereof.

         SECTION 3.3.      Execution, Authentication, Delivery and Dating.

         The Securities shall be executed on behalf of the Company by its Chairman or Vice Chairman of the Board, its President or one of its Vice Presidents, attested by its Secretary or one of its Assistant Secretaries. The signature of any of these officers on the Securities may be manual or facsimile.

         Securities bearing the manual or facsimile signatures of an individual who was at any time the proper officer of the Company shall bind the Company, notwithstanding that such individual or any of them have ceased to hold such office prior to the authentication and delivery of such Securities or did not hold such office at the date of such Securities.

         At any time and from time to time after the execution and delivery of this Indenture, the Company may deliver Securities of any series executed by the Company to the Trustee for authentication, together with a Company Order for the authentication and delivery of such Securities, and the Trustee in accordance with the Company Order shall authenticate and delver such Securities. If the form or terms of the Securities of the series have been established in or pursuant to one or more Board Resolutions as permitted by Sections 2.1 and 3.1, in authenticating such Securities, and accepting the additional responsibilities under this Indenture in relation such Securities, the Trustee shall be entitled to receive at the time of the initial delivery by the Company of Securities of such series to the Trustee for authentication, and (subject to Section 6.1) shall be fully protected in relying upon, an Opinion of Counsel stating,

                  (a) if the form of such Securities has been established by or pursuant to Board Resolution as permitted by Section 2.1, that such form has been established in conformity with the provisions of this Indenture;

                  (b) if the terms of such Securities have been established by or pursuant to Board Resolution as permitted by 3.1, that such terms have been established in conformity with the provisions of this Indenture; and

                  (c) that such Securities, when authenticated and delivered by the Trustee and issued by the Company in the manner and subject to any conditions specified in such Opinion of Counsel, will constitute valid and legally binding obligations of the Company enforceable in accordance with their terms, subject to bankruptcy, insolvency, reorganization, and other laws of general applicability relating to or affecting the enforcement or creditors' rights and to general equity principles.

If such form or terms have been so established, the Trustee shall not be required to authenticate such Securities if the issue of such Securities pursuant to this Indenture will affect the Trustee's own rights, duties or immunities under the Securities and this Indenture or otherwise in a manner which is not reasonably acceptable to the Trustee.

         Notwithstanding the provisions of Section 3.1 and of the preceding paragraph, if all Securities of a series are not to be originally issued at one time, it shall not be necessary to deliver the Officers' Certificate otherwise required pursuant to Section 3.1 or the Company Order and Opinion of Counsel otherwise required pursuant to such preceding paragraph at or prior to the authentication of each Security of such series if such documents are delivered at or prior to the authentication upon original issuance of the first Security of such series to be issued.

         Each Security shall be dated the date of its authentication.

         No Security shall be entitled to any benefit under this Indenture or be valid or obligatory for any purpose unless there appears on such Security a certificate of authentication substantially in the form provided for herein executed by the Trustee by manual signature, and such certificate upon any Security shall be conclusive evidence, and the only evidence, that such Security has been duly authenticated and delivered hereunder and is entitled to the benefits of this Indenture.

         SECTION 3.4.      Temporary Securities.

         Pending the preparation of definitive Securities of any series, the Company may execute, and upon receipt of a Company Order the Trustee shall authenticate and deliver, temporary Securities which are printed, lithographed, typewritten, mimeographed or otherwise produced, in any authorized denomination, substantially of the tenor of the definitive Securities in lieu of which they are issued and with such appropriate insertions, omissions, substitutions and other variations as the directors or officers executing such Securities may determine, as evidenced by their execution of such Securities.

         If temporary Securities of any series are issued, the Company will cause definitive Securities of that series to be prepared without unreasonable delay. After the preparation of definitive Securities of such series, the temporary Securities of such series shall be exchangeable for definitive Securities of such series upon surrender of the temporary Securities of such series at the office or agency of the Company in a Place of Payment for Securities of that series, without charge to the Holder. Upon surrender for cancellation of any one or more temporary Securities of any series, the Company shall execute and the Trustee shall authenticate and deliver in exchange therefor a like aggregate principal amount of definitive Securities of the same series and of like tenor of authorized denominations. Until so exchanged, the temporary Securities of any series shall in all respects be entitled to the same benefits under this Indenture as definitive Securities of such series.

         SECTION 3.5.      Registration, Registration of Transfer and Exchange.

         (a) The Company shall cause to be kept at the Corporate Trust Office of the Trustee a register (the register maintained in such office and in any other office or agency of the Company in a Place of Payment being herein sometimes collectively referred to as the "Security Register") in which, subject to such reasonable regulations as it may prescribe, the Company shall provide for the registration of Securities, or of Securities of a particular series, and of transfers of Securities or of Securities of such series. The Trustee is hereby appointed "Security Registrar" for the purpose of registering Securities and transfers of Securities as herein provided.

         Subject to Section 3.11, upon surrender for registration of transfer of any Security of any series at the office or agency of the Company in a Place of Payment for Securities of that series, the Company shall execute, and the Trustee shall authenticate and deliver, in the name of the designated transferee or transferees, one or more new Securities of like tenor of the same series, of any authorized denominations and of a like aggregate principal amount.

         Subject to Section 3.11, at the option of Holder, Securities of any series may be exchanged for other Securities of like tenor of the same series, of any authorized denominations and of a like aggregate principal amount, upon surrender of the Securities to be exchanged at such office or agency. Whenever any Securities are so surrendered for exchange, the Company shall execute, and the Trustee shall authenticate and deliver, the Securities which the Holder making the exchange is entitled to receive.

         All Securities issued upon any registration of transfer or exchange of Securities shall be the valid obligations of the Company, evidencing the same debt, and entitled to the same benefits under this Indenture, as the Securities surrendered upon such registration of transfer or exchange.

         Every Security presented or surrendered for registration of transfer or for exchange shall (if so required by the Company or the Trustee) be duly endorsed, or be accompanied by a written instrument of transfer in form satisfactory to the Company and the Security Registrar, duly executed by the Holder thereof or his attorney duly authorized in writing.

         No service charge shall be made for any registration of transfer or exchange of Securities, but the Company may require payment of a sum sufficient to cover any tax or other governmental charge that may be imposed in connection with any registration of transfer or exchange of Securities pursuant to Section 3.4, 9.6 or 11.7 not involving any transfer.

         The Company shall not be required (i) to issue, register the transfer of or exchange any Security of any series during a period beginning at the opening of business 15 days before the day of the mailing of a notice of redemption of Securities of such series selected for redemption under Section
11.3 and ending at the close of business on the day of such mailing, or (ii) to register the transfer of or exchange any Security so selected for redemption in whole or in part, except the unredeemed portion of any Security being redeemed in part.

         Notwithstanding any other provision of this Indenture and unless otherwise specified as permitted by Section 3.1, Securities or portions thereof may be transferred or exchanged only in principal amounts of not less than $100,000. Any transfer, exchange or other disposition of Securities in contravention of this paragraph shall be deemed to be void and of no legal effect whatsoever, any such transferee shall be deemed not to be the Holder or owner of any beneficial interest in such Securities for any purpose, including but not limited to the receipt of interest payable on such Securities, and such transferee shall be deemed to have no interest whatsoever in such Securities.

         (b) Restricted  Securities.  Every Restricted Security shall be subject
             ----------------------
to the restrictions on transfer provided in the applicable legend(s) required to be set forth on the face of each Restricted Security pursuant to Section 2.2, unless such restrictions on transfer shall be waived by the written consent of the Company, and the Holder of each Restricted Security, by such Holder's acceptance thereof, agrees to be bound by such restrictions on transfer. Whenever any Restricted Security is presented or surrendered for registration of transfer or for exchange for a Security registered in a name other than that of the Holder, such Restricted Security must be accompanied by an appropriately completed certificate in substantially the form set forth in or contemplated by
Section 3.12(d) (which may be attached to or set forth in the Restricted Security), appropriately completed, dated the date of such surrender and signed by the Holder of such Restricted Security, as to compliance with such restrictions on transfer, unless the Company shall have notified the Trustee pursuant to this Section 3.5 that there is an effective registration statement under the Securities Act with respect to such Restricted Security. The Security Registrar shall not be required to accept for such registration of transfer or exchange any Restricted Security not so accompanied by a properly completed certificate.

         If Securities are issued upon the transfer, exchange or replacement of Securities bearing a legend or legends setting forth restrictions on transfer, or if a request is made to remove such legend(s) on a Security, the Securities so issued shall bear such legend(s), or such legend(s) shall not be removed, as the case may be, unless the transferor delivers to the Company such satisfactory evidence (which may include an Opinion of Counsel experienced in matters of United States securities law as may be reasonably satisfactory to the Company), as may be reasonably required by the Company, that neither such legend(s) nor the restrictions on transfer set forth therein are required to ensure that transfers thereof comply with the provisions of Rule 144A or Rule 144 or
Regulation S under the Securities Act or that such Securities are not "Restricted Securities" within the meaning of Rule 144 under the Securities Act. Upon provision of such satisfactory evidence to the Company, the Trustee, at the written direction of the Company set forth in a Company Order, shall authenticate and deliver a Security that does not bear such legend(s). In the absence of bad faith on its part, the Trustee may conclusively rely upon such direction of the Company in authenticating and delivering a Security that does not bear such legend(s).

         Upon registration of transfer of or exchange of Securities that are no longer Restricted Securities, the Company shall execute, and the Trustee shall authenticate and deliver, a Security that does not bear restrictive legends.

         As used in this Section 3.5(b), the term "transfer" encompasses any sale, pledge or other transfer of any Securities referred to herein.

         (c) Global Securities.  This Section 3.5(c) shall apply to Global
             -----------------
Securities.

         (i) Each Global Security authenticated under this Indenture shall be registered in the name of the Depositary designated for such Global Security or a nominee thereof and delivered to such Depositary or a nominee thereof or custodian therefor, and each such Global Security shall constitute a single Security for all purposes of this Indenture. The Securities may be represented by one or more Global Securities, and such Global Securities may be Restricted Global Securities, Regulation S Global Securities or Unrestricted Global Securities or any combination thereof.

         (ii) Except as provided pursuant to clause (v)(F) of this Section 3.5(c) with respect to transfers of Global Securities to Institutional Accredited Investors, notwithstanding any other provision in this Indenture, no Global Security may be exchanged in whole or in part for Securities registered, and no transfer of a Global Security in whole or in part may be registered, in the name of any Person other than the Depositary for such Global Security or a nominee thereof unless (A) such Depositary (1) has notified the Company that it is unwilling or unable to continue as Depositary for such Global Security or (2) has ceased to be a clearing agency registered under the Exchange Act, and, in either case, a successor Depositary is not appointed within 90 days thereof, (B) the Company executes and delivers to the Trustee a Company Order providing that such Global Security shall be so transferable, registrable and exchangeable, and such transfers shall be registrable or (C) there shall have occurred and be continuing an Event of Default with respect to the Securities. Any Global Security exchanged pursuant to subclause (A) above shall be so exchanged in whole and not in part and any Global Security exchanged pursuant to subclause
(B) or (C) above may be exchanged in whole or from time to time in part as directed by the Depositary for such Global Security. Notwithstanding any other provision in this Indenture, a Global Security to which the restriction set forth in the second preceding sentence shall have ceased to apply may be transferred only to, and may be registered and exchanged for Securities registered only in the name or names of, such Person or Persons as the Depositary for such Global Security shall have directed, and no transfer thereof other than such a transfer may be registered.

         (iii) Subject to clause (ii) above, any exchange of a Global Security for other Securities may be made in whole or in part, and all Securities issued in exchange for a Global Security or any portion thereof shall be registered in such name or names as the Depositary for such Global Security shall direct.

         (iv) Every Security authenticated and delivered upon registration of transfer of, or in exchange for or in lieu of, a Global Security or any portion thereof, whether pursuant to this Section, Section 3.6 or 11.7 or otherwise, shall be authenticated and delivered in the form of, and shall be, a Global Security, unless such Security is registered in the name of a Person other than the Depositary for such Global Security or a nominee thereof.

         (v) Notwithstanding any other provision of this Indenture or of the Securities, transfers of interests in a Global Security of the kind described in
Section 2.1 and in subclauses (B), (C), (D) and (E) of this clause (v) below shall be made only in accordance with this clause (v), and all transfers of an interest in a Regulation S Global Security shall comply with subclause (G) of this clause (v). The provisions of this clause (v) providing for transfers of Securities or beneficial interests in Global

Securities to Persons who wish to take delivery in the form of beneficial interests in a Restricted Global Security, Regulation S Global Security or Unrestricted Global Security shall only apply if there is a Restricted Global Security, Regulation S Global Security or Unrestricted Global Security, as the case may be.

                  (A) Transfer of Global Security.  A Global Security may not be
                      ---------------------------
         transferred, in whole or in part, to any Person other than the Depositary or a nominee thereof, and no such transfer to any such other Person may be registered; provided that this subclause (A) shall not prohibit any transfer of a Security that is issued in exchange for a Global Security but is not itself a Global Security. No transfer of a Security to any Person shall be effective under this Indenture or the Securities unless and until such Security has been registered in the name of such Person. Nothing in this Section shall prohibit or render ineffective any transfer of a beneficial interest in a Global Security effected in accordance with the other provisions of this Section 3.5(c)(v).

                  (B)  Restricted   Global   Security  to  Regulation  S  Global
                       ---------------------------------------------------------
         Security. If the holder of a beneficial interest in a Restricted Global
         --------
         Security wishes at any time to transfer such interest to a person who wishes to take delivery thereof in the form of a beneficial interest in a Regulation S Global Security, such transfer may be effected, subject to the rules and procedures of the Depositary for such Global Security, Euroclear and Cedel, in each case to the extent applicable (the "Applicable Procedures"), only in accordance with the provisions of this Section 3.5(c)(v)(B). Upon receipt by the Trustee, as Security Registrar, at the Corporate Trust Office of (1) written instructions given in accordance with the Applicable Procedures from a member of, or participant in, the Depositary for such Global Security (each, an "Agent Member") directing the Trustee to credit or cause to be credited to a specified Agent Member's account a beneficial interest in a Regulation S Global Security in a principal amount equal to that of the beneficial interest in the Restricted Global Security to be so transferred, (2) a written order given in accordance with the Applicable Procedures containing information regarding the account of the Agent Member (and the Euroclear or Cedel account, as the case may
         be) to be credited with, and the account of the Agent Member to be debited for, such beneficial interest and (3) an appropriately completed certificate in substantially the form set forth in or contemplated by Section 3.12(a) given by the holder of such beneficial interest, the Trustee, as Security Registrar, shall instruct the Depositary for such Securities to reduce the principal amount of the Restricted Global Security, and to increase the principal amount of the Regulation S Global Security, by the principal amount of the beneficial interest in the Restricted Global Security to be so transferred, and to credit or cause to be credited to the account of the Person specified in such instructions (which shall be the Agent Member for Euroclear or Cedel or both, as the case may be) a beneficial interest in the Regulation S Global Security having a principal amount equal to the amount by which the principal amount of the Restricted Global Security was reduced upon such transfer.

                  (C)  Restricted   Global  Security  to   Unrestricted   Global
                       ---------------------------------------------------------
         Security. If the holder of a beneficial interest in a Restricted Global
         --------
         Security wishes at any time to transfer such interest to a Person who wishes to take delivery thereof in the form of a beneficial interest in an Unrestricted Global Security, such transfer may be effected, subject to the Applicable Procedures, only in accordance with this Section 3.5(c)(v)(C). Upon receipt by the Trustee, as Security Registrar, at the Corporate Trust Office of (1) written instructions given in accordance with the Applicable Procedures from an Agent Member directing the Trustee to credit or cause to be credited to a specified Agent Member's account a beneficial interest in an Unrestricted Global Security in a principal amount equal to that of the beneficial interest in the Restricted Global Security to be so transferred, (2) a written order given in accordance with the Applicable Procedures containing information regarding the account of the Agent Member (and, in the case of any such transfer pursuant to Regulation S, the Euroclear or Cedel account for which such Agent Member's account is held) to be credited with, and the account of the Agent Member to be debited for, such beneficial interest and (3) an appropriately completed certificate in substantially the form set forth in or contemplated by Section 3.12(b) given by the holder of such beneficial interest, the Trustee, as Security Registrar, shall instruct the Depositary for such Securities to reduce the principal amount of the Restricted Global Security, and to increase the principal amount of the Unrestricted Global Security, by the principal amount of the beneficial interest in the Restricted Global Security to be so transferred, and to credit or cause to be credited to the account of the Person specified in such instructions a beneficial interest in the Unrestricted Global Security having a principal amount equal to the amount by which the principal amount of the Restricted Global Security was reduced upon such transfer. Thereafter, transfers of interests in such Unrestricted Global Security shall not be subject to the foregoing requirements.

                  (D)  Regulation  S  Global   Security  to  Restricted   Global
                       ---------------------------------------------------------
         Security.  If the holder of a  beneficial  interest in a  Regulation  S
         --------
         Global Security wishes at any time to transfer such interest to a Person who wishes to take delivery thereof in the form of a beneficial interest in a Restricted Global Security, such transfer may be effected, subject to the Applicable Procedures, only in accordance with this Section 3.5(c)(v)(D). Upon receipt by the Trustee, as Security Registrar, at the Corporate Trust Office of (1) written instructions given in accordance with the Applicable Procedures from an Agent Member directing the Trustee, as Security Registrar, to credit or cause to be credited to a specified Agent Member's account a beneficial interest in the Restricted Global Security equal to that of the beneficial interest in the Regulation S Global Security to be so transferred, (2) a written order given in accordance with the Applicable Procedures containing information regarding the account of the Agent Member to be credited with, and the account of the Agent Member (or, if such account is held for Euroclear or Cedel, the Euroclear or Cedel account, as the case may
         be) to be debited for, such beneficial interest and (3) with respect to a transfer of a beneficial interest in the Regulation S Global Security, an appropriately completed certificate in substantially the form set forth in or contemplated by Section 3.12(c) given by the holder of such beneficial interest, the Trustee, as Security Registrar, shall instruct the Depositary for such Securities to reduce the principal amount of the Regulation S Global Security and to increase the principal amount of the Restricted Global Security, by the principal amount of the beneficial interest in the Regulation S Global Security to be so transferred, and to credit or cause to be credited to the account of the Person specified in such instructions a beneficial interest in the Restricted Global Security having a principal amount equal to the amount by which the principal amount of the Regulation S Global Security was reduced upon such transfer.

                  (E)  Restricted  Security  (other  than  a  Restricted  Global
                       ---------------------------------------------------------
         Security) to Global  Security.  If the Holder of a Restricted  Security
         -----------------------------
         (other than a Restricted Global Security) wishes at any time to transfer such Security to a Person who wishes to take delivery thereof in the form of a beneficial interest in a Restricted Global Security, an Unrestricted Global Security or a Regulation S Global Security, such transfer may be effected, subject to the Applicable Procedures, only in accordance with this Section 3.5(c)(v)(E). Upon receipt by the Trustee, as Security Registrar, at the Corporate Trust Office of (1) the Restricted Security to be transferred, (2) written instructions given in accordance with the Applicable Procedures from an Agent Member directing the Trustee to credit or cause to be credited to a specified Agent Member's account a beneficial interest in the Restricted Global Security, the Unrestricted Global Security or the Regulation S Global Security, as the case may be, in a principal amount equal to the principal amount of the Restricted Security to be so transferred, (3) a written order given in accordance with the Applicable Procedures containing information regarding the account of the

         Agent Member (and, in the case of any transfer pursuant to Regulation S, the Euroclear or Cedel account for which such Agent Member's account is held or, if such account is held for Euroclear or Cedel, the Euroclear or Cedel account, as the case may be) to be credited with such beneficial interest and (4) an appropriately completed certificate in substantially the form set forth in or contemplated by Section 3.12(d) (which may be attached to or set forth in the Restricted
         Security), the Trustee, as Security Registrar, shall cancel the Restricted Security, the Company shall execute, and the Trustee shall authenticate and deliver, a new definitive Security for the principal amount of the Restricted Security not so transferred, registered in the name of the Holder transferring such Restricted Security, and the Trustee shall instruct the Depositary for such Security to increase the principal amount of the Restricted Global Security, the Unrestricted Global Security or the Regulation S Global Security, as the case may be, by the remaining principal amount of the Restricted Security so transferred, and to credit or cause to be credited to the account of the Person specified in such instructions (which, in the case of any increase of the principal amount of an Unrestricted Global Security as the result of a transfer pursuant to Regulation S, shall be (during the Restricted Period) the Agent Member for Euroclear or Cedel or both, as the case may be) a corresponding principal amount of the Restricted Global Security, the Unrestricted Global Security or the Regulation S Global Security. The transfer of a Restricted Security to a Person who wishes to take delivery thereof in the form of a beneficial interest in a Global Security other than a Restricted Global Security may be effected only in accordance with Regulation S or Rule 144 under the Securities Act (as evidenced by the certificate delivered pursuant to Section 3.12(d)).

                  (F) Other  Exchanges.  In the event that a Global  Security or
                      ----------------
         any portion thereof is exchanged for Securities other than Global Securities, the Trustee, as Security Registrar, shall instruct the Depositary for the Global Security to reduce the principal amount of the Global Security by the principal amount of the Securities other than Global Securities issued upon such exchange. Such other Securities may in turn be exchanged (on transfer or otherwise) for beneficial interests in a Global Security (if any are then outstanding) only in accordance with such procedures, which shall be substantially consistent with the provisions of subclauses (A) through (E) above (including the certification requirements intended to insure that transfers of beneficial interests in a Global Security comply with Rule 144A, Rule 144 or Regulation S under the Securities Act, as the case may be) and any other procedures as may be from time to time adopted by the Company and the Trustee.

                  (G)  Interests  in  Regulation  S Global  Security  to be Held
                       ---------------------------------------------------------
         Through  Euroclear or Cedel.  Until the  termination  of the Restricted
         ---------------------------
         Period with respect to Securities, interests in any Regulation S Global Security may be held only through Agent Members acting for and on behalf of Euroclear and Cedel, provided that this subclause (G) shall not prohibit any transfer in accordance with subclause (D) hereof.

         (d) In connection with a Dissolution Event with respect to any TIG Capital Trust,

                  (i) the Securities in certificated form held by such TIG Capital Trust, or its Property Trustee, may be presented to the Trustee by the Property Trustee of such TIG Capital Trust in exchange for a Global Security in an aggregate principal amount equal to the aggregate principal amount of all outstanding Securities of the series issued to such TIG Capital Trust, to be registered in the name of the Depositary, or its nominee, and delivered by the Trustee to the Depositary for crediting to the accounts of its participants pursuant to the instructions of the Administrators of the relevant TIG Capital Trust. The Company upon any such presentation shall execute a Global Security in such aggregate principal amount and deliver the same to the

         Trustee for authentication and delivery in accordance with this Indenture. Payments on any Securities issued as a Global Security will be made to the Depositary; and

                 (ii) if any Capital Securities of TIG Capital Trust are held in non book-entry certificated form, the Securities in certificated form held by such TIG Capital Trust may be presented to the Trustee by the Property Trustee of such TIG Capital Trust and any Capital Security Certificate which represents Capital Securities of such TIG Capital Trust other than Capital Securities held by the Depositary or its nominee ("Non Book-Entry Capital Securities") will be deemed to represent Securities presented to the Trustee by such Property Trustee having an aggregate principal amount equal to the aggregate liquidation amount of the Non Book-Entry Capital Securities until such Capital Security Certificates are presented to the Security Registrar for transfer or reissuance at which time such Capital Security Certificates will be canceled and a Security, registered in the name of the holder of the Capital Security Certificate or the transferee of the holder of such Capital Security Certificate, as the case may be, with an aggregate principal amount equal to the aggregate liquidation amount of the Capital Security Certificate canceled, will be executed by the Company and delivered to the Trustee for authentication and delivery in accordance with this Indenture. On issue of such Securities, Securities with an equivalent aggregate principal amount that were presented by the Property Trustee to the Trustee will be deemed to have been canceled.

         SECTION 3.6     Mutilated, Destroyed, Lost and Stolen Securities.

         If any mutilated Security is surrendered to the Trustee, the Company shall execute and the Trustee shall authenticate and deliver in exchange therefor a new Security of the same series and of like tenor and principal amount and bearing a number not contemporaneously outstanding.

         If there shall be delivered to the Company and the Trustee (i) evidence to their satisfaction of the destruction, loss or theft of any Security and (ii) such security or indemnity as may be required by them to save each of them and any agent of either of them harmless, then, in the absence of notice to the Company or the Trustee that such Security has been acquired by a bona fide purchaser, the Company shall execute and upon its written request the Trustee shall authenticate and deliver, in lieu of any such destroyed, lost or stolen Security, a new Security of the same series and of like tenor and principal amount and bearing a number not contemporaneously outstanding.

         In case any such mutilated, destroyed, lost or stolen Security has become or its about to become due and payable, the Company in its discretion may, instead of issuing a new Security, pay such Security.

         Upon the issuance of any new Security under this Section, the Company may require the payment of a sum sufficient to cover any tax or other governmental charge that may be imposed in relation thereto and any other expenses (including the fees and expenses of the Trustee) connected therewith.

         Every new Security of any series issued pursuant to this Section in lieu of any destroyed, lost or stolen Security shall constitute an original additional contractual obligation of the Company, whether or not the destroyed, lost or stolen Security shall be at any time enforceable by anyone, and shall be entitled to all the benefits of this Indenture equally and proportionately with any and all other Securities of that series duly issued hereunder.

         The provisions of this Section are exclusive and shall preclude (to the extend lawful) all other rights and remedies with respect to the replacement or payment of mutilated, destroyed, lost or stolen Securities.

         ECTION 3.7 Payment of Interest; Interest Rights Preserved.s Preserved.

         Interest on any Security which is payable, and is punctually paid or duly provided for, on any Interest Payment Date shall be paid to the Person in whose name that Security (or one or more Predecessor Securities) is registered at the close of business on the Regular Record Date for such interest.

         Interest on any Security of any series (including any Deferred Interest) which is payable, but is not punctually paid or duly provided for, on any Interest Payment Date (herein called "Defaulted Interest") shall forthwith cease to be payable to the Holder on the relevant Regular Record Date by virtue of having been such Holder, and such Defaulted Interest may be paid by the Company, at its election in each case, as provided in clause (1) or (2) below:

                  (1) The  Company  may elect to make  payment of any  Defaulted
         Interest to the Persons in whose names the Securities of such series (or their respective predecessor Securities) are registered at the close of business on a Special Record Date for the payment of such Defaulted Interest, which shall be fixed in the following manner. The Company shall notify the Trustee in writing of the amount of Defaulted Interest proposed to be paid on each Security of such series and the date of the proposed payment, and at the same time the Company shall deposit with the Trustee an amount of money equal to the aggregate amount proposed to be paid in respect of such Defaulted Interest or shall make arrangements satisfactory to the Trustee for such deposit prior to the date of the proposed payment, such money when deposited to be held in trust for the benefit of the Persons entitled to such Defaulted Interest as in this clause provided. Thereupon the Trustee shall fix a Special Record Date for the payment of such Defaulted Interest which shall be not more than 15 days and not less than 10 days prior to the date of the proposed payment and not less than 10 days after the receipt by the Trustee of the notice of the proposed payment. The Trustee shall promptly notify the Company of such Special Record Date and, in the name and at the expense of the Company, shall cause notice of the proposed payment of such Defaulted Interest and the Special Record Date therefor to be mailed, first-class postage prepared, to each Holder of Securities of such series at his address as it appears in the Security Register, not less than 10 days prior to such Special Record Date. Notice of the proposed payment of such Defaulted Interest and the Special Record Date therefor having been so mailed, such Defaulted Interest shall be paid to the Persons in whose names the Securities of such series (or their respective Predecessor Securities) are registered at the close of business on such Special Record Date and shall no longer be payable pursuant to the following clause (2).

                  (2) The Company may make payment of any Defaulted Interest on the Securities of any series in any other lawful manner not inconsistent with the requirements of any securities exchange on which such Securities may be listed, and upon such notice as may be required by such exchange, if, after written notice given by the Company to the Trustee of the proposed payment pursuant to this Clause, such manner of payment shall be deemed practicable by the Trustee in its sole discretion.

         Subject to the foregoing provisions of this Section, each Security delivered under this Indenture upon registration of transfer of or in exchange for or in lieu of any other Security shall carry the rights to interest accrued and unpaid, and to accrue, which were carried by such other Security.

         Notwithstanding the foregoing, any Additional Interest with respect to any series of Capital Securities shall be paid solely to the Property Trustee of the applicable TIG Capital Trust.

         SECTIONS 3.8    Persons Deemed Owners.

         The Company, the Trustee and any agent of the Company or the Trustee may treat the Person in whose name any Security is registered as the owner of such Security for the purpose of receiving payment of principal of (and premium, if any) and (subject to Section 3.7) interest on such Security and for all other purposes whatsoever, whether or not such Security be overdue, and neither the Company, the Trustee nor any agent of the Company or the Trustee shall be affected by notice to the contrary.

         Notwithstanding the foregoing, with respect to any Global Security, nothing herein shall prevent the Company, the Trustee, or any agent of the Company or the Trustee, from giving effect to any written certification, proxy or other authorization furnished by a Depositary or impair, as between a Depositary and holders of beneficial interests in any Global Security, the operation of customary practices governing the exercise of the rights of the Depositary as Holder of such Global Security.

         SECTIONS 3.9    Cancellation.

         All Securities surrendered for payment, redemption, registration of transfer or exchange or for credit against any sinking fund payment shall, if surrendered to any Person other than the Trustee, be delivered to the Trustee and shall be promptly canceled by it. The Company may at any time deliver to the Trustee for cancellation any Securities previously authenticated and delivered hereunder which the Company may have acquired in any manner whatsoever, and all Securities so delivered shall be promptly canceled by the Trustee. No Securities shall be authenticated in lieu of or in exchange for any Securities canceled as provided in this Section, except as expressly permitted by this Indenture. Unless otherwise directed by a Company Order, delivery of which must be made in a timely manner to prevent such destruction, all canceled Securities held by the Trustee shall be destroyed by it, and the Trustee shall deliver a certificate of such destruction to the Company.

         SECTIONS 3.10   Interest.

         (a) Each Security will bear interest at the rate established for the series of Securities of which such Security is a part pursuant to Section 3.1 (the "Coupon Rate") from and including the original date of issuance of such security until the principal thereof becomes due and payable, and on any overdue principal and (to the extent that payment of such interest is enforceable under applicable law) on any overdue installment of interest at the Coupon Rate, compounded semi-annually, payable (subject to the provisions of Article Four) semi-annually in arrears on the applicable date established pursuant to Section
3.1 of each year (each, an "Interest Payment Date") commencing on the date established for the series of Securities of which such Security is a part pursuant to Section 3.1, to the Person in whose name such Security or any predecessor Security is registered, at the close of business on the Regular Record Date for such interest installment, which, in respect of any Securities of which the Property Trustee of a TIG Capital Trust is the Holder or a Global Security, shall be the close of business on the Business Day next preceding that Interest Payment Date. Notwithstanding the foregoing sentence, if the Capital Securities of a TIG Capital Trust are no longer in book-entry only form or, except if the Securities originally issued to such TIG Capital Trust are held by the Property Trustee of such TIG Capital Trust, the Securities of any series are not represented by a Global Security, the Company may select a Regular Record Date for such interest installment on such series of Securities which shall be any date more than 14 days but less than 60 days before an Interest Payment Date.

         (b) The amount of interest payable for any period will be computed on the basis of a 360-day year of twelve 30-day months and will include the first day but exclude the last day of such period. Except as provided in the following sentence, the amount of interest payable for any period shorter than a full quarterly period for which interest is computed, will be computed on the basis of the actual number of days elapsed in each 30-day month.

         (c) If, at any time while the Property Trustee of a TIG Capital Trust is the Holder of Securities of any series (as indicated in writing from the Property Trustee to the Company and the Trustee), such TIG Capital Trust or such Property Trustee is required to pay any taxes, duties, assessments or governmental charges as a result of a Tax Event, the Company will pay as additional interest ("Additional Interest") on the Securities of such series, such additional amounts as shall be required so that the net amounts received and retained by such TIG Capital Trust and such Property Trustee after paying such taxes, duties, assessments or other governmental charges will be equal to the amounts such TIG Capital Trust and such Property Trustee would have received had no such taxes, duties, assessments or other government charges been imposed.

         SECTIONS 3.11   Form and Payment.

         Except as provided in Sections 3.5 and 3.12, the Securities of each series shall be issued in fully registered certificated form without interest coupons. Principal of (and premium, if any) and interest on the Securities issued in certificated form will be payable, the transfer of such Securities will be registrable and such Securities will be exchangeable for Securities of the same series bearing identical terms and provisions at the office or agency of the Trustee; provided, however, that payment of interest may be made at the option of the Company by check mailed to the Holders of such Securities at such address as shall appear in the Security Register. Notwithstanding the foregoing, so long as the Holder of all Securities of any series is the Property Trustee of any TIG Capital Trust, the payment of the principal of (and premium, if any) and interest (including Compounded Interest and Additional Interest, if any) on Securities of such series will be made at such place and to such account as may be designated by the Property Trustee.

         SECTIONS 3.12   Certification Forms.

         (a) Whenever any certification is to be given by a beneficial owner of an interest in a Restricted Global Security pursuant to Section 3.5(c)(v)(B) hereof in connection with the transfer of a beneficial interest in a Restricted Global Security to a Person who wishes to take delivery thereof in the form of a beneficial interest in a Regulation S Global Security, such certification shall be provided substantially in the form set forth in Exhibit A hereto, with only such changes as shall be approved in writing by the Company and the Initial Purchasers.

         (b) Whenever any certification is to be given by a beneficial owner of an interest in a Restricted Global Security pursuant to Section 3.5(c)(v)(C) hereof in connection with the transfer of a beneficial interest in a Restricted Global Security to a Person who wishes to take delivery thereof in the form of a beneficial interest in an Unrestricted Global Security, such certification shall be provided substantially in the form set forth in Exhibit B hereto, with only such changes as shall be approved in writing by the Company and the Initial Purchasers.

         (c) Whenever any certification is to be given by a beneficial owner of an interest in a Regulation S Global Security pursuant to Section 3.5(c)(v)(D) hereof in connection with the transfer of a beneficial interest in the Regulation S Global Security to a Person who wishes to take delivery thereof in the form of a beneficial interest in the Restricted Global Security, such certification shall be provided substantially in the form set forth in Exhibit C hereto, with only such changes as may be approved in writing by the Company and the Initial Purchasers.

         (d) Whenever any certification is to be given by the Holder of a Restricted Security pursuant to Section 3.5(b) or 3.5(c)(v)(E) hereof in connection with the transfer or exchange of a Restricted Security, such certification shall be provided substantially in the form set forth in Exhibit D (which may be attached to or set forth on the Restricted Security), with only such changes as may be approved in writing by the Company and the Initial Purchasers.

          SECTIONS 3.13  CUSIP Numbers.

         The Company in issuing the Notes may use "CUSIP" numbers (if then generally in use), and, if so, the Trustee shall use "CUSIP" numbers in notices of redemption as a convenience to Holders; provided that the Trustee shall assume no responsibility for the accuracy of such numbers and any such redemption shall not be affected by any defect in or omission of such numbers.

         SECTION 3.14.   Right of Set-Off.

         With respect to the Securities of a series initially issued to TIG Capital Trust, notwithstanding anything to the contrary herein, the Company shall have the right to set off any payment it is otherwise required to make in respect of any such Security to the extent the Company has theretofore made, or is concurrently on the date of such payment making, a payment under the Guarantee Agreement relating to such Security or to a holder of Capital Securities pursuant to an action undertaken under Section 5.8 and Section 14.1 of this Indenture.


                                   ARTICLE IV

                     SATISFACTION AND DISCHARGE; DEFEASANCE

         SECTION 4.1.      Satisfaction and Discharge of Indenture.

         This Indenture shall upon Company Request cease to be of further effect (except as to any surviving rights of registration of transfer or exchange of Securities herein expressly provided for), and the Trustee, at the expense of the Company, shall execute proper instruments acknowledging satisfaction and discharge of this Indenture, when

         (1) either

                  (A) all Securities theretofore authenticated and delivered (other than (i) Securities which have been destroyed, lost or stolen and which have been replaced or paid as provided in Section 3.6 and (ii) Securities for whose payment money has theretofore been deposited in trust or deposited in trust and thereafter repaid to the Company, as provided in Section 10.3) have been delivered to the Trustee for cancellation; or

                  (B) all such Securities not theretofore delivered to the Trustee for cancellation

                        (i)         have become due and payable, or

                       (ii) will become due and payable at their Stated Maturity within one year, or

                      (iii) are to be called for redemption within one year under arrangements satisfactory to the Trustee for the giving of notice of redemption by the Trustee in the name, and at the expense, of the Company, and the Company, in the case of (i), (ii) or (iii) above, has deposited or caused to be deposited with the Trustee as trust funds in trust for the purpose an amount sufficient to pay and discharge the entire indebtedness on such Securities not theretofore delivered to the Trustee for cancellation, for principal (and premium, if any) and interest to the date of such deposit (in the case of Securities which have become due and payable) or to the Stated Maturity or Redemption Date, as the case may be;

         (2) the Company has paid or caused to be paid all other sums payable hereunder by the Company; and

         (3) the Company has delivered to the Trustee an Officers' Certificate and an Opinion of Counsel, each stating that all conditions precedent herein provided for relating to the satisfaction and discharge of this Indenture have been complied with.

         Notwithstanding the satisfaction and discharge of this Indenture, the obligations of the Company to the Trustee under Section 6.7, the Company's obligations to pay the expenses of any TIG Capital Trust under Section 10.6 (except upon the application of subclauses 1(A) or 1(B)(i) above), the obligations of the Trustee to any Authenticating Agent under Section 6.14, and, if money shall have been deposited with the Trustee pursuant to subclauses (A) and (B) of clause (1) of this Section, the obligations of the Trustee under
Section 4.2 and the last paragraph of Section 10.3 shall survive.

         SECTION 4.2.      Defeasance and Discharge.

         The following provisions shall apply to the Securities of each series unless specifically otherwise provided in a Board Resolution, Officers' Certificate or indenture supplemental hereto provided pursuant to Section 3.1. In addition to discharge of this Indenture pursuant to Sections 4.1 and 4.3, in the case of any series of Securities with respect to which the exact amount described in subparagraph (a) of Section 4.4 can be determined at the time of making the deposit referred to in such subparagraph (a), the Company shall be deemed to have paid and discharged the entire indebtedness on all the Securities of such a series as provided in this Section on and after the date the conditions set forth in Section 4.4 are satisfied, and the provisions of this Indenture with respect to the Securities of such series shall no longer be in effect (except as to (i) rights of registration of transfer and exchange of Securities of such series, (ii) substitution of mutilated, defaced, destroyed, lost or stolen Securities of such series, (iii) rights of Holders of Securities of such series to receive, solely from the trust fund described in subparagraph
(a) of Section 4.4, payments of principal thereof and interest, if any, thereon upon the original stated due dates therefor (but not upon acceleration), (iv) the rights, obligations and immunities of the Trustee hereunder, (v) this
Section 4.2, (vi) the rights of the Holders of Securities of such series as beneficiaries hereof with respect to the property so deposited with the Trustee payable to all or any of them) and (vii) the Company's obligation to pay the expenses of any TIG Capital Trust under Section 10.6) (hereinafter called "Defeasance"), and the Trustee at the cost and expense of the Company, shall execute proper instruments acknowledging the same.

         SECTION 4.3.      Covenant Defeasance.

         In the case of any series of Securities with respect to which the exact amount described in subparagraph (a) of Section 4.4 can be determined at the time of making the deposit referred to in such subparagraph (a), (i) the Company shall be released from its obligations under any covenants specified in or pursuant to this Indenture (except as to (A) rights of registration of transfer and exchange of Securities of such series, (B) substitution of mutilated, defaced, destroyed, lost or stolen Securities of such series, (C) rights of Holders of Securities of such series to receive, from the Company pursuant to
Section 10.1, payments of principal thereof and interest, if any, thereon upon the original stated due dates therefor (but not upon acceleration), the Holders of Securities of such series to receive mandatory sinking fund payments, if any,
(D) the rights, obligations, duties and immunities of the Trustee hereunder, (E) the rights of the Holders of Securities of such series as beneficiaries hereof with respect to the property so deposited with the Trustee payable to all or any of them and (F) the Company's obligation to pay the expenses of any TIG Capital Trust under Section 10.6), and (ii) the occurrence of any event specified in Sections 5.1(4) (with respect to any of the covenants specified in or pursuant to this Indenture) and 5.1(8) shall be deemed not to be or result in an Event of Default, in each case with respect to the Outstanding Securities of such series as provided in this Section on or after the date the conditions set forth in
Section 4.4 are satisfied (hereinafter called "Covenant Defeasance"), and the Trustee, at the cost and expense of the Company, shall execute proper instruments acknowledging the same. For this purpose, such Covenant Defeasance means that the Company may omit to comply with and shall have no liability in respect of any term, condition or limitation set forth in any such covenant (to the extent so specified in the case of Section 5.1(4)), whether directly or indirectly by reason of any reference elsewhere herein to any such covenant or by reason of any reference in any such covenant to any other provision herein or in any other document, but the remainder of this Indenture and the Securities of such series shall be unaffected thereby.

         SECTION 4.4.      Conditions to Defeasance or Covenant Defeasance.

         The following  shall be the conditions to application of either Section
4.2 or 4.3 to the Outstanding Securities:

                  (a) with reference to Section 4.2 or 4.3, the Company has irrevocably deposited or caused to be irrevocably deposited with the Trustee as funds in trust, specifically pledged as security for, and dedicated solely to, the benefit of the Holders of Securities of such series (i) cash in an amount, or (ii) direct obligations of the United States of America, backed by its full faith and credit ("U.S. Government Obligations"), maturing as to principal and interest, if any, at such times and in such amounts as will insure the availability of cash, or (iii) a combination thereof, in each case sufficient, in the opinion of a nationally recognized firm of independent public accountants expressed in a written certification thereof delivered to the Trustee, to pay and discharge the principal of and interest, if any, on all Securities of such series on each date that such principal and interest, if any, is due and payable;

                  (b) in the case of Defeasance under Section 4.2, the Company has delivered to the Trustee an Opinion of Counsel based on the fact that (x) the Company has received from, or there has been published by, the Internal Revenue Service a ruling or (y), since the date hereof, there has been a change in the applicable United States federal income tax law, in either case to the effect that, and such opinion shall confirm that, the Holders of the Securities of such series will not recognize income, gain or loss for federal income tax purposes as a result of such deposit, Defeasance and discharge and will be subject to federal income tax on the same amount and in the same manner and at the same times, as would have been the case if such deposit, Defeasance and discharge had not occurred;

                  (c) in the case of Covenant Defeasance under Section 4.3, the Company has delivered to the Trustee an Opinion of Counsel to the effect that, and such opinion shall confirm that, the Holders of the Securities of such series will not recognize income, gain or loss for federal income tax purposes as a result of such deposit and Covenant Defeasance and will be subject to federal income tax on the same amount and in the same manner and at the same times, as would have been the case if such deposit and Covenant Defeasance had not occurred;

                  (d) such Defeasance or Covenant Defeasance will not result in a breach or violation of, or constitute a default under, this Indenture or any agreement or instrument to which the Company is a party or by which it is bound;

                  (e) such defeasance or covenant defeasance shall not result in the trust arising from such deposit to constitute, unless it is qualified as, a regulated investment company under the Investment Company Act of 1940, as amended;

                  (f) the Company shall have delivered to the Trustee an Officers' Certificate and an Opinion of Counsel, each stating that all conditions precedent contemplated by this provision have been complied with; and

                  (g) in the case of defeasance under Section 4.2, no Event of Default or event which with notice or lapse of time or both would become an Event of Default with respect to the Securities of such series shall have occurred and be continuing (A) on the date of such deposit or (B) insofar as Sections 5.1(5) and (6) of this Indenture are concerned, at any time during the period ending on the 123rd day after the date of such deposit or, if longer, ending on the date following the expiration of the longest preference period applicable to the Company in respect of such deposit (it being understood that the condition in this clause (B) is a condition subsequent and shall not be deemed satisfied until the expiration of such period).

         SECTION 4.5.      Application of Trust Money.

         Subject to the provisions of the last paragraph of Section 10.3, all money and U.S. Government Obligations deposited with the Trustee pursuant to
Section 4.4 shall be held in trust, and such money and all money from such U.S. Government Obligations shall be applied by it, in accordance with the provisions of the Securities and this Indenture, to the payment, either directly or through any Paying Agent (including the Company acting as its own Paying Agent) as the Trustee may determine, to the Persons entitled thereto, of the principal (and premium, if any) and interest for whose payment such money and U.S. Government Obligations has been deposited with the Trustee.

         SECTION 4.6.      Indemnity for U.S. Government Obligations.

         The Company shall pay and indemnify the Trustee against any tax, fee or other charge imposed on or assessed against the U.S. Government Obligations deposited pursuant to Section 4.4 or the principal or interest received in respect of such obligations other than any such tax, fee or other charge that by law is for the account of the Holders of the Outstanding Securities.


                               ARTICLE VARTICLE V

                                    REMEDIES


         SECTION 5.1.      Events of Default.

         "Event of Default," wherever used herein with respect to Securities of any series, means any one of the following events (whatever the reason for such Event of Default and whether it shall be voluntary or involuntary or be effected by operation of law or pursuant to any judgment, decree or order of any court or any order, rule or regulation of any administrative or governmental body):

                  (1) default in the payment of interest, Additional Interest or Deferred Interest upon any Security of that series when it becomes due and payable, and continuance of such default for a period of 30 days (subject, in the case of interest only, to the deferral of any due date in the case of an Extended Interest Payment Period); or

                  (2) default in the payment of the principal of (or premium, if any) on any Security of that series at its Maturity; or

                  (3) default in the deposit of any sinking fund payment, when and as due by the terms of a Security of that series; or

                  (4) default in the performance, or breach, of any covenant or warranty of the Company in this Indenture (other than a covenant or warranty a default in whose performance or whose breach is elsewhere in this Section specifically dealt with or which has expressly been included in this Indenture solely for the benefit of Securities of any series other than that series), and continuance of such default or breach for a period of 90 days after there has been given, by registered or certified mail, to the Company by the Trustee or to the Company and the Trustee by the Holders of at least 25% in principal amount of the Outstanding Securities of that series a written notice specifying such default or breach and requiring it to be remedied and stating that such notice is a "Notice of Default" hereunder; or

                  (5) the entry by a court having jurisdiction in the premises of (A) a decree or order for relief in respect of the Company in an involuntary case or proceeding under any applicable Federal or State bankruptcy, insolvency, reorganization or other similar law or (B) a decree or order adjudging the Company a bankrupt or insolvent, or approving as properly filed a petition seeking reorganization, arrangement, adjustment or composition of or in respect of the Company under any applicable Federal or State law, or appointing a custodian, receiver, liquidator, assignee, trustee, sequestrator or other similar official of the Company or of any substantial part of its property, or ordering the winding up or liquidation of its affairs, and the continuance of any such decree or order for relief or any such other decree or order unstayed and in effect for a period of 60 consecutive days; or

                  (6) the commencement by the Company of a voluntary case or proceeding under any applicable Federal or State bankruptcy, insolvency, reorganization or other similar law or of any other case or proceeding to be adjudicated a bankrupt or insolvent, or the consent by it to the entry of a decree or order for relief in respect of the Company in an involuntary case or proceeding under any applicable Federal or State bankruptcy, insolvency, reorganization or other similar law or to the commencement of any bankruptcy or insolvency case or proceeding against it, or the filing by it of a petition or answer or consent seeking reorganization or relief under any applicable Federal or State law, or the consent by it to the filing of such petition or to the appointment of or taking possession by a custodian, receiver, liquidator, assignee, trustee, sequestrator or similar official of the Company or of any substantial part of its property, or the making by it of an assignment for the benefit of creditors, or the admission by it in writing of its inability to pay its debts generally as they become due, or the taking of corporate action by the Company in furtherance of any such action; or

                  (7) in the event Securities of a series are issued and sold to a TIG Capital Trust or a trustee of such trust in connection with the issuance of Trust Securities by such TIG Capital Trust, such TIG Capital Trust shall have voluntarily or involuntarily dissolved, wound-up its business or otherwise terminated its existence except in connection with (i) the distribution of Securities to holders of Trust Securities in liquidation or redemption of their interests in such TIG Capital Trust upon a Special Event with respect to such TIG Capital Trust, (ii) the redemption of all of the outstanding Trust Securities of such TIG Capital Trust or (iii) certain mergers, consolidations or amalgamations, each as permitted by the Trust Agreement of such TIG Capital Trust; or

                  (8) any other Event of Default provided with respect to Securities of that series.

         SECTION 5.2.      Acceleration of Maturity; Rescission and Annulment.

         (a) If an Event of Default with respect to Securities of any series at the time Outstanding occurs and is continuing, then in every such case the Trustee, if the Trustee has actual knowledge thereof, or the Holders of not less than 25% in principal amount of the Outstanding Securities of that series may, but shall not be obligated to, declare the principal amount of all of the Securities of that series to be due and payable immediately, by a notice in writing to the Company (and to the Trustee if given by Holders), and upon such declaration such principal amount (or specified amount) shall become immediately due and payable, except that no such declaration shall be required upon the occurrence of an Event of Default specified in Section 5.1(5) or 5.1(6) hereof, in which case all Securities of all series at the time outstanding shall automatically become due and payable immediately.

         (b) At any time after such declaration of acceleration with respect to Securities of any series has been made and before a judgment or decree for payment of the money due has been obtained by the Trustee as hereinafter in this Article provided, the Holders of Securities representing a majority in principal amount of the Outstanding Securities of that series, by written notice to the Company and the Trustee, may rescind and annul such declaration and its consequences if

         (1) the Company has paid or deposited with the Trustee a sum sufficient to pay

                  (A) all overdue interest and Additional Interest and Deferred Interest, if any, on all Securities of that series,

                  (B) the principal of (and premium, if any, on) any Securities of that series which have become due otherwise than by such declaration of acceleration and interest thereon (including any Deferred Interest) at the rate or rates prescribed therefor,

                  (C)  all  overdue   sinking  fund  payments  with  respect  to
         Securities of that series and interest thereon at the rate or rates prescribed therefor,

                  (D) to the extent that payment of such interest is lawful, interest upon overdue interest and Additional Interest, if any (but excluding any Deferred Interest, if any) at the rate or rates prescribed therefor, and

                  (E) all sums paid or advanced by the Trustee hereunder and the reasonable compensation, expenses, disbursements and advances of the Trustee, its agents and counsel (including reasonable legal fees and expenses);

and

         (2) all Events of Default with respect to Securities of that series, other than the non-payment of the principal of (and premium, if any, on) Securities of that series which have become due solely by such declaration of acceleration, have been cured or waived as provided in Section 5.13.

No such rescission shall affect any subsequent default or impair any right consequent thereon.

         SECTION 5.3 Collection of Indebtedness and Suits for Enforcement by Trustee.

         The Company covenants that if

                  (1) default is made in the payment of any interest or Additional Interest, if any, or Deferred Interest, if any, to the extent the Company is not entitled to further extend the payment of such interest pursuant to Article XII on any Security when such interest becomes due and payable and such default continues for a period of 30 days, or

                  (2) default is made in the payment of the principal of (or premium, if any, on) any Security at the Maturity thereof, or

                  (3) default is made in the deposit of any sinking fund payment, when and as due by the terms of a Security of any series;

the Company will, upon demand of the Trustee, pay to it, for the benefit of the Holders of such Securities, the whole amount then due and payable on such Securities for principal (and premium, if any), interest and Additional Interest, if any, and Deferred Interest, if any, and for any sinking fund payment and, to the extent that payment of such interest shall be legally enforceable, interest on any overdue principal (and premium, if any), on any overdue interest and Additional Interest, if any, and Deferred Interest, if any, and on any overdue sinking fund payment, at the rate or rates prescribed therefor, and, in addition thereto, such further amount as shall be sufficient to cover the costs and expenses of collection, including the reasonable compensation, expenses, disbursements and advances of the Trustee, its agents and counsel.

         If the Company fails to pay such amount forthwith upon such demand, the Trustee, in its own name and as trustee of an express trust, may institute a judicial proceeding for the collection of the sums so due unpaid, may, in its discretion, prosecute such proceeding to judgment or final decree and may enforce the same against the Company or any other obligor upon such Securities and collect the monies adjudged or decreed to be payable in the manner provided by law out of the property of the Company or any other obligor upon such Securities, wherever situated.

         If an Event of Default, of which a Responsible Officer of the Trustee has actual knowledge, with respect to Securities of any series occurs and is continuing, the Trustee may in its discretion proceed to protect and enforce its rights and the rights of the Holders of Securities of such series by such appropriate judicial proceedings as the Trustee shall deem most effectual to protect and enforce any such rights, whether for the specific enforcement of any covenant or agreement in this Indenture or in aid of the exercise of any power granted herein, or to enforce any other proper remedy.

         SECTION 5.4.      Trustee May File Proofs of Claim.

         In case of the pendency of any receivership, insolvency, liquidation, bankruptcy, reorganization, arrangement, adjustment, composition or other judicial proceeding relative to the Company or any other obligor upon the Securities or the property of the Company or of such other obligor or their creditors, the Trustee (irrespective of whether the principal of any of the Securities shall then be due and payable as therein expressed or by declaration or otherwise and irrespective of whether the Trustee shall have made any demand on the Company for the payment of any overdue amount) shall be entitled and empowered, by intervention in such proceeding or otherwise,

                  (i) to file and prove a claim for the whole amount if owing and unpaid in respect of the Securities and to file such other papers or documents as may be necessary or advisable in order to have the claims of the Trustee (including any claim for the reasonable compensation, expenses, disbursements and advances of the Trustee, its agents and counsel) and of the Holders allowed in such judicial proceeding, and

                  (ii) to collect and receive any monies or other property payable or deliverable on any such claims and to distribute the same;

and any custodian, receiver, assignee, trustee, liquidator, sequestrator or other similar official in any such judicial proceeding is hereby authorized by each Holder to make such payments to the Trustee and, in the event that the Trustee shall consent to the making of such payments directly to the Holders, to pay to the Trustee any amount due it for the reasonable compensation, expenses, disbursements and advances of the Trustee, its agents and counsel, and any other amounts due the Trustee under Section 6.7.

         Nothing herein contained shall be deemed to authorize the Trustee to authorize or consent to or accept or adopt on behalf of any Holder any plan of reorganization, arrangement, adjustment or composition affecting the Securities or the rights of any Holder thereof or to authorize the Trustee to vote in respect of the claim of an Holder in any such proceeding.

         SECTION 5.5.      Trustee May Enforce Claims Without Possession of
                                    Securities

         All rights of action and claims under this Indenture or the Securities may be prosecuted and enforced by the Trustee without the possession of any of the Securities or the production thereof in any proceeding relating thereto, and any such proceeding instituted by the Trustee shall be brought in its own name as trustee of an express trust, and any recovery of judgment shall, after provision for the payment of the reasonable compensation, expenses, disbursements and advances of the Trustee, its agents and counsel, be for the ratable benefit of the Holders of the Securities in respect of which such judgment has been recovered.

         SECTION 5.6.      Application of Money Collected.

         Any money collected by the Trustee pursuant to this Article (other than pursuant to Section 5.2(b)) shall be applied in the following order, at the date or dates fixed by the Trustee and, in case of the distribution of such money on account of principal (or premium, if any), interest, Additional Interest, Deferred Interest or sinking fund payments, upon presentation of the Securities and the notation thereon of the payment if only partially paid and upon surrender thereof if full paid:

                  FIRST:   To the payment of all amounts due the Trustee under
         Section 6.7; and

                  SECOND: To the payment of the amounts then due and unpaid for principal of (and premium, if any), interest and Additional Interest, if any, and Deferred Interest, if any, on, and sinking fund payments with respect to, the Securities in respect of which or for the benefit of which such money has been collected, ratably, without preference or priority of any kind, according to the amounts due and payable on such Securities for principal (and premium, if any), interest and Additional Interest, if any, and Deferred Interest, if any, and sinking fund payments, respectively.

         SECTION 5.7.      Limitation on Suits.

         No Holder of any Security of any series shall have any right to institute any proceeding, judicial or otherwise, with respect to this Indenture, or for the appointment of a receiver or trustee, or for any other remedy hereunder, unless

                  (1) such Holder has previously given written notice to the Trustee of a continuing Event of Default with respect to the Securities of that series;

                  (2) the Holders of not less than 25% in principal amount of the Outstanding Securities of that series shall have made written request to the Trustee to institute proceedings in respect of such Event of Default in its own name as Trustee hereunder;

                  (3) such Holder or Holders have offered to the Trustee indemnity, reasonably satisfactory to the Trustee, against the costs, expenses (including reasonable legal fees and expenses) and liabilities to be incurred in compliance with such request;

                  (4) the Trustee for 60 days after its receipt of such notice, request and offer of indemnity has failed to institute any such proceeding; and

                  (5) no direction inconsistent with such written request has been given to the Trustee during such 60-day period by the Holders of a majority in principal amount of all Outstanding Securities of that series;

it being understood and intended that no one or more of such Holders shall have any right in any manner whatever by virtue of, or by availing of, any provision of this Indenture to affect, disturb or prejudice the rights of any other of such Holders, or to obtain or to seek to obtain priority or preference over any other of such Holders or to enforce any right under this Indenture, except in the manner herein provided and for the equal and ratable benefit of all of such Holders.

         SECTION 5.8     Unconditional Right of Holders to Receive Principal,
                              Premium and Interest.

         Notwithstanding any other provision in this Indenture, the Holder of any Security shall have the right, which is absolute and unconditional, to receive payment of the principal of (and premium, if any) and (subject to Section 3.7) interest and Additional Interest, if any, and Deferred Interest, if any, on such Security on the Stated Maturity or Maturities expressed in such Security (or, in the case of redemption, on the Redemption Date) and to institute suit for the enforcement of any such payment, and such rights shall not be impaired without the consent of such Holder. In the case of Securities of a series issued to a TIG Capital Trust, any registered holder of the series of Capital Securities issued by such TIG Capital Trust shall have the right, upon the occurrence of an Event of Default described in Section 5.1(1), 5.1(2) or 5.1(3), to institute a suit directly against the Company for enforcement of payment to such holder of principal of (premium, if any) and (subject to Section
3.7 and 12.1) interest (including any Additional Interest and Deferred Interest) on the Securities having a principal amount equal to the aggregate liquidation amount of such Capital Securities held by such holder.

         SECTION 5.9.      Restoration of Rights and Remedies.

         If the Trustee or any Holder has instituted any proceeding to enforce any right or remedy under this Indenture and such proceeding has been discontinued or abandoned for any reason, or has been determined adversely to the Trustee or to such Holder, then and in every such case, subject to any determination in such proceeding, the Company, the Trustee and the Holders shall be restored severally and respectively to their former positions hereunder and thereafter all rights and remedies of the Trustee and the Holders shall continue as though no such proceeding had been instituted.

         SECTION 5.10.     Rights and Remedies Cumulative.

         Except as otherwise provided with respect to the replacement or payment of mutilated, destroyed, lost or stolen Securities in the last paragraph of
Section 3.6, no right or remedy herein conferred upon or reserved to the Trustee or to the Holders is intended to be exclusive of any other right or remedy, and every right and remedy shall, to the extent permitted by law, be cumulative and in addition to every other right and remedy given hereunder or now or hereafter existing at law or in equity or otherwise. The assertion or employment of any right or remedy hereunder, or otherwise, shall not prevent the concurrent assertion or employment of any other appropriate right or remedy.

         SECTION 5.11.     Delay or Omission Not Waiver.

         No delay or omission of the Trustee or of any Holder of any Securities to exercise any right or remedy accruing upon any Event of Default shall impair any such right or remedy or constitute a waiver of any such Event of Default or an acquiescence therein. Every right and remedy given by this Article or by law to the Trustee or to the Holders may be exercised from time to time, and as often as may be deemed expedient, by the Trustee or by the Holders, as the case may be.

         SECTION 5.12.     Control by Holders.

         The Holders of a majority in principal amount of the Outstanding Securities of any series shall have the right to direct the time, method and place of conducting any proceeding for any remedy available to the Trustee, or exercising any trust or power conferred on the Trustee, with respect to the Securities of such series, provided that

                  (1) such direction shall not be in conflict with any rule of law or with this Indenture, and

                  (2) the Trustee may take any other action deemed proper by the Trustee which is not inconsistent with such direction.

         SECTION 5.13.     Waiver of Past Defaults.  Waiver of Past Defaults.

         The Holders of not less than a majority in principal amount of the Outstanding Securities of any series may on behalf of the Holders of all the Securities of such series waive any past default hereunder with respect to the Securities of such series and its consequences, except a default

                  (1) in the payment of the principal of (or premium, if any), or interest (including any Additional Interest and any Deferred Interest) on, any Security of such series, or in the payment of any sinking fund installment with respect to the Securities, or

                  (2) in respect of a covenant or provision hereof which under Article Nine cannot be modified or amended without the consent of the Holder of each Outstanding Security of such series affected;

provided, however, that if the Securities of such series are held by a TIG Capital Trust or a trustee of such trust, such waiver or modification to such waiver shall not be effective until the holders of Trust Securities representing a majority in liquidation preference of Trust Securities of such TIG Capital Trust shall have consented to such waiver or modification to such waiver; provided further, that if the consent of the Holder of each Outstanding Securities is required, such waiver shall not be effective until each holder of the Trust Securities of such TIG Capital Trust shall have consented to such waiver, all in conformity with the provisions of the applicable Trust Agreement.

         Upon any such waiver, such default shall cease to exist, and any Event of Default arising therefrom shall be deemed to have been cured, for every purpose of this Indenture; but no such waiver shall extend to any subsequent or other default or Event of Default or impair any right consequent thereon.

         SECTION 5.14.     Undertaking for Costs.

         All parties to this Indenture agree, and each Holder of any Security by his acceptance thereof shall be deemed to have agreed, that any court may in its discretion require, in any suit for the enforcement of any right or remedy under this Indenture, or in any suit against the Trustee for any action taken, suffered or omitted by its Trustee, the filing by any party litigant in such suit of an undertaking to pay the costs of such suit, and that such court may in its discretion assess reasonable costs, including reasonable attorneys' fees, against any party litigant in such suit, having due regard to the merits and good faith of the claims or defenses made by such party litigant; but the provisions of this Section shall not apply to any suit instituted by the Company, to any suit instituted by the Trustee, to any suit instituted by any Holder, or group of Holders, holding in the aggregate more than 10% in principal amount of the Outstanding Securities of any series, or to any suit instituted by any Holder for the enforcement of the payment of the principal of (or premium, if any) or interest (including Additional Interest, if any, and Deferred Interest, if any) on any Security on or after the Stated Maturity or Maturities therefor.

         SECTION 5.15.     Waiver of Usury, Stay or Extension Laws.

         The Company covenants (to the extent that it may lawfully do so) that it will not at any time insist upon, or plead, or in any manner whatsoever claim or take the benefit or advantage of, any usury, stay or extension law wherever enacted, now or at any time hereafter in force, which may affect the covenants or the performance of this Indenture; and the Company (to the extent that it may lawfully do so) hereby expressly waives all benefit or advantage of any such law, and covenants that it will not hinder, delay or impede the execution of any power herein granted to the Trustee, but will suffer and permit the execution of every such power as though no such law had been enacted.

                              ARTICLE VIARTICLE VI

                                   The Trustee

         SECTION 6.1.      Certain Duties and Responsibilities.

         (a)      Except during the continuance of an Event of Default;

                  (1) the Trustee undertakes to perform such duties and only such duties as are specifically set forth in this Indenture, and no implied covenants or obligations shall be read into this Indenture against the Trustee; and

                  (2) in the absence of bad faith on its part, the Trustee may conclusively rely, as to the truth of the statements and the correctness of the opinions expressed therein, upon certificates or opinions furnished to the Trustee and conforming to the requirements of this Indenture; but in the case of any such certificates or opinions which by any provision hereof are specifically required to be furnished to the Trustee, the Trustee shall be under a duty to examine the same to determine whether or not they conform to the requirements of this Indenture.

         (b) In case an Event of Default with respect to any series of Securities, of which a Responsible Officer of the Trustee has actual knowledge, has occurred and is continuing, the Trustee shall exercise such of the rights and powers vested in it by this Indenture, and use the same degree of care and skill in their exercise, as a prudent man would exercise or use under the circumstances in the conduct of his own affairs.

         (c) No provisions of this Indenture shall be construed to relieve the Trustee from liability for its own negligent action, its own negligent failure to act, or its own willful misconduct, except that

                  (1) this subsection shall not be construed to limit the effect of subsection (a) of this Section;

                  (2) the Trustee shall not be liable for any error of judgment made in good faith by a Responsible Officer, unless it shall be proved that the Trustee was negligent in ascertaining the pertinent facts;

                  (3) the Trustee shall not be liable with respect to any action taken or omitted to be taken by it in good faith in accordance with the direction of the Holders of a majority in principal amount of the Outstanding Securities of any series determined as provided in Section 5.12, relating to the time, method and place of conducting any proceeding for any remedy available to the Trustee, or exercising any trust or power conferred upon the Trustee, under this Indenture with respect to the Securities of such series; and

                  (4) no provision of this Indenture shall require the Trustee to expend or risk its own funds or otherwise incur any financial liability in the performance of any of its duties hereunder, or in the exercise of any of its rights or powers, if it shall have reasonable grounds for believing that repayment of such funds or indemnity, reasonably satisfactory to it, against such risk or liability is not reasonably assured to it.

         (d) Whether or not therein expressly so provided, every provision of this Indenture relating to the conduct or affecting the liability of or affording protection to the Trustee shall be subject to the provisions of this Section.

         SECTION 6.2.      Notice of Defaults.

         Within 90 days after the occurrence of any default hereunder with respect to Securities of any series, the Trustee shall transmit by mail to all Holders of Securities of such series, as their names and addresses appear in the Security Register, notice of such default hereunder actually known to a Responsible Officer of the Trustee, unless such default shall have been cured or waived; provided that, except in the case of a default in the payment of the principal of (or premium, if any), interest or Additional Interest and Deferred Interest on any Security of such series or in the payment of any sinking fund installment with respect to Securities of such series, the Trustee shall be protected in withholding such notice if and so long as a Responsible Officer of the Trustee in good faith determines that the withholding of such notice is in the interest of the Holders of Securities of such series; and provided, further, that in the case of any default of the character specified in Section 5.1(4) with respect to Securities of such series, no such notice to Holders shall be given until at least 30 days after the occurrence thereof. For the purpose of this Section, the term "default" means any event which is, or after notice or lapse of time or both would become, an Event of Default with respect to Securities of such series.

         SECTION 6.3.      Certain Rights of Trustee.

         Subject to the provisions of Section 6.1:

                  (a) the Trustee may conclusively rely and shall be fully protected in acting or refraining from acting upon any resolution, certificate, statement, instrument, opinion, report, notice, request, direction, consent, order, bond, debenture, note, other evidence of indebtedness or other paper or document believed by it to be genuine and to have been signed or presented by the proper party or parties;

                  (b) any request or direction of the Company mentioned herein shall be sufficiently evidenced by a Company Request or Company Order, and any resolution of the Board of Directors may be sufficiently evidenced by a Board Resolution;

                  (c) whenever in the administration of this Indenture the Trustee shall deem it desirable that a matter be proved or established prior to taking, suffering or omitting any action hereunder, the Trustee (unless other evidence be herein specifically prescribed) may, in the absence of bad faith on its part, conclusively rely upon an Officers' Certificate;

                  (d) the Trustee may consult with counsel and the advice of such counsel or any Opinion of Counsel shall be full and complete authorization and protection in respect of any action taken, suffered or omitted by it hereunder in good faith and in reliance thereon;

                  (e) the Trustee shall be under no obligation to exercise any of the rights or powers vested in it by this Indenture at the request or direction of any of the Holders pursuant to this Indenture, unless such Holders shall have offered to the Trustee security or indemnity, reasonably satisfactory to it, against the cost, expenses and liabilities which might be incurred by it in compliance with such request or direction;

                  (f) the Trustee shall not be bound to make any investigation into the facts of matters stated in any resolution, certificate, statement, instrument, opinion, report, notice, request, direction, consent, order, bond, debenture, note, other evidence of indebtedness or other paper or document, but the Trustee, in its discretion, may make such further inquiry or investigation into such facts or matters as it may see fit, and, if the Trustee shall determine to make such further inquiry or investigation, it shall be entitled to examine the books, records and premises of the Company, personally or by agent or attorney; and

                  (g) the Trustee may execute any of the trusts or powers hereunder or perform any duties hereunder either directly or by or through agents or attorneys and the Trustee shall not be responsible for any misconduct or negligence on the part of any agent or attorney appointed with due care by it hereunder.

         SECTION 6.4     Not Responsible for Recitals or Issuance of Securities.

         The recitals contained herein and in the Securities, except the Trustee's certificates of authentication, shall be taken as the statements of the Company, and the Trustee or any Authenticating Agent assumes no responsibility for their correctness. The Trustee makes no representations as to the validity or sufficiency of this Indenture or of the Securities. The Trustee or any Authenticating Agent shall not be accountable for the use or application by the Company of Securities or the proceeds thereof.

         SECTION 6.5.      May Hold Securities.

         The Trustee, any Authenticating Agent, any Paying Agent, any Security Registrar or any other agent of the Company, in its individual or any other capacity, may become the owner or pledgee of Securities and, subject to Section
6.8 and 6.13, may otherwise deal with the Company with the same rights it would have if it were not Trustee, Authenticating Agent, Paying Agent, Security Registrar or such other agent.

         SECTION 6.6.      Money Held in Trust.

         Money held by the Trustee in trust hereunder need not be segregated from other funds except to the extent required by law. The Trustee shall be under no liability for interest on any money received by it hereunder except as otherwise agreed with the Company.

         SECTION 6.7.      Compensation and Reimbursement.

         The Company agrees

                  (1) to pay to the Trustee from time to time such reasonable compensation for all services rendered by it hereunder (which compensation shall not be limited by any provisions of law in regard to the compensation of a trustee of an express trust);

                  (2) except as otherwise expressly provided herein, to reimburse the Trustee upon its request for all reasonable expenses, disbursements and advances incurred or made by the Trustee in accordance with any provision of this Indenture (including the reasonable compensation and the expenses and disbursements of its agents, nominees, custodians and counsel), except any such expense, disbursement or advance as may be attributable to its negligence or bad faith; and

                  (3) to indemnify the Trustee and its officers, directors, employees and agents for, and to hold it harmless against, any loss, liability or expense incurred without negligence or bad faith on its part, arising out of or in connection with the acceptance or administration of the trust or trusts hereunder, including the costs and expenses of defending itself against any claim or liability in connection with the exercise or performance of any of its powers or duties hereunder.

         As security for the performance of the obligations of the Company under this Section, the Trustee shall have a lien prior to the Securities upon all property and funds held or collected by the Trustee as such, except funds held in trust for the benefit of Holders of particular Securities. The obligations of the Company under this Section shall survive the satisfaction and discharge of this Indenture or the earlier resignation or removal of the Trustee.

         SECTION 6.8.      Disqualification; Conflicting Interests.

         The Trustee for the Securities of any series issued hereunder shall be subject to the provisions of Section 310(b) of the Trust Indenture Act. Nothing herein shall prevent the Trustee from filing with the Securities and Exchange Commission the application referred to in the second to last paragraph of said
Section 310(b).

         SECTION 6.9.      Corporate Trustee Required; Eligibility.

         There shall at all times be a Trustee hereunder which shall be a corporation organized and doing business under the laws of the United States of America, any State thereof or the District of Columbia, authorized under such laws to exercise corporate trust powers, having a combined capital and surplus of at least $50,000,000 and subject to supervision or examination by Federal or State authority. If such corporation publishes reports of condition at least annually, pursuant to law or to the requirements of said supervision or examining authority, then for the purposes of this Section, the combined capital and surplus of such corporation shall be deemed to be its combined capital and surplus as set forth in its most recent report of condition so published. If at any time the Trustee shall cease to be eligible in accordance with the provisions of this Section, it shall resign immediately in the manner and with the effect hereinafter specified in this Article.

         SECTION 6.10.     Resignation and Removal; Appointment of Successor.

         (a) No resignation or removal of the Trustee and no appointment of a successor Trustee pursuant to this Article shall become effective until the acceptance of appointment by the successor Trustee in accordance with the applicable requirement of Section 6.11.

         (b) The Trustee may resign at any time with respect to the Securities of one or more series by giving written notice thereof to the Company. If the instrument of acceptance by a successor Trustee required by Section 6.11 shall not have been delivered to the Trustee within 30 days after the giving of such notice of resignation, the resigning Trustee may petition any court of competent jurisdiction for the appointment of a successor Trustee with respect to the Securities of such series.

         (c) The Trustee may be removed at any time with respect to the Securities of any series by Act of the Holders of a majority in principal amount of the Outstanding Securities of such series, delivered to the Trustee and to the Company.

         (d)      If at any time:

                  (1) the Trustee shall fail to comply with Section 6.8(a) after written request therefor by the Company or by any Holder who has been a bona fide Holder of a Security for at least six months, or

                  (2) the Trustee shall cease to be eligible under Section 6.9 and shall fail to resign after written request therefor by the Company or by any such Holder, or

                  (3) the Trustee shall become incapable of acting or shall be adjudged a bankrupt or insolvent or a receiver of the Trustee or of its property shall be appointed or any public officer shall take charge or control of the Trustee or of its property or affairs for the purpose of rehabilitation, conversation or liquidation, then, in any such case, (i) the Company, by a Board Resolution, may remove the Trustee with respect to all Securities, or (ii) subject to Section 5.14, any Holder who has been a bona fide Holder of a Security for at least six months may, on behalf of himself and all other Holders similarly situated, petition and court of competent jurisdiction for the removal of the Trustee with respect to all Securities and the appointment of a successor Trustee or Trustees.

         (e) If the Trustee shall resign, be removed or become incapable of acting, or if a vacancy shall occur in the office of Trustee for any cause, with respect to the Securities of one or more series, the Company, by a Board Resolution, shall promptly appoint a successor Trustee or Trustees with respect to the Securities of that or those series (it being understood that any such successor Trustee may be appointed with respect to the Securities of one or more or all of such series and that at any time there shall be only one Trustee with respect to the Securities of any particular series) and shall comply with the applicable requirements of Section 6.11. If, within one year after such resignation, removal or incapability, or the occurrence of such vacancy, a successor Trustee with respect to the Securities of any series shall be appointed by Act of the Holders of a majority in principal amount of the Outstanding Securities of such series delivered to the Company and the retiring Trustee, the successor Trustee so appointed shall, forthwith upon its acceptance of such appointment in accordance with the applicable requirements of Section 6.11, become the successor Trustee with respect to the Securities of such series and to that extent supersede the successor Trustee appointed by the Company. If no successor Trustee with respect to the Securities of any series shall have been so appointed by the Company or the Holders and accepted appointment in the manner required by Section 6.11, any Holder who has been a bona fide Holder of a Security of such series for at least six months may, on behalf of himself and all others similarly situated, petition any court of competent jurisdiction for the appointment of a successor Trustee with respect to the Securities of such series.

         (f) The Company shall give notice of each resignation and each removal of the Trustee with respect to the Securities of any series and each appointment of a successor Trustee with respect to the Securities of any series by mailing written notice of such event by first-class mail, postage prepaid, to all Holders of Securities of such series as their names and addresses appear in the Security Register. Each notice shall include the name of the successor Trustee with respect to the Securities of such series and the address of its Corporate Trust Office.

         SECTION 6.11.     Acceptance of Appointment by Successor.

         (a) In case of the appointment hereunder of a successor Trustee with respect to all Securities, every such successor Trustee so appointed shall execute, acknowledge and deliver to the Company and to the retiring Trustee an instrument accepting such appointment, and thereupon the resignation or removal of the retiring Trustee shall become effective and such successor Trustee, without any further act, deed or conveyance, shall become vested with all the rights, powers, trusts and duties of the retiring Trustee; but, on the request of the Company or the successor Trustee, such retiring Trustee shall, upon payment of its charges, execute and deliver an instrument transferring to such successor Trustee all the rights, powers and trusts of the retiring Trustee and shall duly assign, transfer and deliver to such successor Trustee all property and money held by such retiring Trustee hereunder.

         (b) In case of the appointment hereunder of a successor Trustee with respect to the Securities of one or more (but not all) series, the Company, the retiring Trustee and each successor Trustee with respect to the Securities of one or more series shall execute and deliver an indenture supplemental hereto wherein each successor Trustee shall accept such appointment and which (1) shall contain such provisions as shall be necessary or desirable to transfer and confirm to, and to vest in, each successor Trustee all the rights, powers, trusts and duties of the retiring Trustee with respect to the Securities of that or those series to which the appointment of such successor Trustee relates, (2) if the retiring Trustee is not retiring with respect to the Securities of all series for which it is the Trustee hereunder, shall contain such provisions as shall be deemed necessary or desirable to confirm that all the rights, powers, trusts and duties of the retiring Trustee with respect to the Securities of that or those series as to which the retiring Trustee is not retiring shall continue to be vested in the retiring Trustee, and (3) shall add to or change any of the provisions of this Indenture as shall be necessary to provide for or facilitate the administration of the trusts hereunder by more than one Trustee, it being understood that nothing herein or in such supplemental indenture shall constitute such Trustees co-trustees of the same trust and that each such Trustee shall be trustee of a trust or trusts hereunder separate and apart from any trust or trusts hereunder administered by any other such Trustee; and upon the execution and delivery of such supplemental indenture the resignation or removal of the retiring Trustee shall become effective to the extent provided therein and each such successor Trustee, without any further act, deed or conveyance, shall become vested with all the rights, powers, trusts and duties of the retiring Trustee with respect to the Securities of that or those series to which the appointment of such successor Trustee relates; but, on request of the Company or any successor Trustee, such retiring Trustee shall duly assign, transfer and deliver to such successor Trustee all property and money held by such retiring Trustee hereunder with respect to the Securities of that or those series to which the appointment of such successor Trustee relates.

         (c) Upon request of any such successor Trustee, the Company shall execute any and all instruments for more fully and certainly vesting in and conforming to such successor Trustee all such rights, powers and trusts referred to in paragraph (a) or (b) of this Section, as the case may be.

         (d) No successor Trustee shall accept its appointment unless at the time of such acceptance such successor Trustee shall be qualified and eligible under this Article.

         (e) The Trustee shall not be liable for the acts of omissions to act of any successor Trustee.

         SECTION 6.12.     Merger, Conversion, Consolidation or Succession to
                                   Business

         Any corporation into which the Trustee may be merged or converted or with which it may be consolidated, or any corporation resulting from any merger, conversion or consolidation to which the Trustee shall be a party, or any corporation succeeding to all or substantially all the corporate trust business of the Trustee, shall be the successor of the Trustee hereunder, provided such corporation shall be otherwise qualified and eligible under this Article, without the execution or filing of any paper or any further act on the part of any of the parties hereto. In case any Securities shall have been authenticated, but not delivered, by the Trustee then in office, any successor by merger, conversion or consolidation to such authenticating Trustee may adopt such authentication and deliver the Securities so authenticated with the same effect as if such successor Trustee had itself authenticated such Securities.

         SECTION 6.13.     Preferential Collection of Claims Against Company

         If and when the Trustee shall be or become a creditor of the Company (or any other obligor upon the Securities), the Trustee shall be subject to the provisions of the Trust Indenture Act regarding the collection of claims against the Company (or any such other obligor).

         SECTION 6.14.     Appointment of Authenticating AgenT

         At any time when any of the Securities remain Outstanding the Trustee may appoint an Authenticating Agent or Agents with respect to one or more series of Securities which shall be authorized to act on behalf of the Trustee to authenticate Securities of such series issued upon exchange, registration of transfer or partial redemption thereof or pursuant to Section 3.6, and Securities so authenticated shall be entitled to the benefits of this Indenture and shall be valid and obligatory for all purposes as if authenticated by the Trustee hereunder. Wherever reference is made in this Indenture to the authentication and delivery of Securities by the Trustee or the Trustee's certificate of authentication, such reference shall be deemed to include authentication and delivery on behalf of the Trustee by an Authenticating Agent and a certificate of authentication executed on behalf of the Trustee by an Authenticating Agent. Each Authenticating Agent shall be acceptable to the Company and shall at all times be a corporation organized and doing business under the laws of the United States of America, any State thereof or the District of Columbia, authorized under such laws to act as Authenticating Agent, having a combined capital and surplus of not less than $50,000,000 and subject to supervision or examination by Federal or State authority. If such Authenticating Agent publishes reports of condition at least annually, pursuant to law or to the requirements of said supervising or examining authority, then for the purposes of this Section, the combined capital and surplus of such Authenticating Agent shall be deemed to be its combined capital and surplus as set forth in its most recent report of condition so published. If at any time an Authenticating Agent shall cease to be eligible in accordance with the provisions of this Section, such Authenticating Agent shall resign immediately in the manner and with the effect specified in this Section.

         Any corporation into which an Authenticating Agent may be merged or converted or with which it may be consolidated, or any corporation resulting from any merger, conversion or consolidation to which such Authenticating Agent shall be a party, or any corporation succeeding to the corporate agency or corporate trust business or an Authenticating Agent, shall continue to be an Authenticating Agent, provided such corporation shall be otherwise eligible under this Section, without the execution or filing of any paper or any further act on the part of the Trustee or the Authenticating Agent.

         An Authenticating Agent may resign at any time by giving written notice thereof to the Trustee and to the Company. The Trustee may at any time terminate the agency of an Authenticating Agent by giving written notice thereof to such Authenticating Agent and to the Company. Upon receiving such a notice of
resignation  or  upon  such  a  termination,   or  in  case  at  any  time  such
Authenticating Agent shall cease to be eligible in accordance with the provisions of this Section, the Trustee may appoint a successor Authenticating Agent which shall be acceptable to the Company and shall give notice of such appointment by first-class mail, postage prepaid, to all Holders of Securities of the series with respect to which such Authenticating Agent will serve, as their names and addresses appear in the Security Register. Any successor Authenticating Agent upon acceptance of its appointment hereunder shall become vested with all the rights, powers and duties of its predecessor hereunder, with like effect as if originally named as an Authenticating Agent. No successor Authenticating Agent shall be appointed unless eligible under the provisions of this Section.

         The Trustee agrees to pay to each Authenticating Agent from time to time reasonable compensation for its services under this Section, and the Trustee shall be entitled to be reimbursed for such payments, subject to the provisions of Section 6.7.

         If an appointment with respect to one or more series is made pursuant to this Section, the Securities of such series may have endorsed thereon an alternative certificate of authentication in the following form:

         This is one of the Securities of the series designated herein referred to in the within-mentioned Indenture.


                                    [         [Name of Trustee]        ]
                                                          As Trustee


                                    By___________________________
                                      As Authenticating Agent


                                    By____________________________
                                      Authorized Officer


                                  ARTICLE VII

                HOLDERS LISTS AND REPORTS BY TRUSTEE AND COMPANY


         SECTION 7.1     Company to Furnish Trustee Names and Addresses of
                                   Holders.

         The Company will furnish or cause to be furnished to the Trustee

                  (a) semi-annually not more than 15 days after each Regular Record Date a list, in such form as the Trustee may reasonably require, of the names and addresses of the Holders of Securities of such series as of the preceding June 30 or December 31 or as of such Regular Record Date, as the case may be, and

                  (b) at such other times as the Trustee may request in writing, within 30 days after the receipt by the Company of any such request, a list of similar form and content as of a date not more than 15 days prior to the time such list is furnished;

provided that if and so long as the Trustee shall be the Security Registrar for such series, such list shall not be required to be furnished.

         SECTION 7.2     Preservation of Information; Communications to Holders.

                  (f) The Trustee shall preserve, in as current a form as is reasonably practicable, the names and addresses of Holders contained in the most recent list furnished to the Trustee as provided in Section 7.1 and the names and addresses of Holders received by the Trustee in its capacity as Security Registrar. The Trustee may destroy any list furnished to it as provided in
Section 7.1 upon receipt of a new list so furnished.

                  (g) The rights of Holders to communicate with other Holders with respect to their rights under this Indenture or under the Securities, and the corresponding rights and privileges of the Trustee, shall be as provided in the Trust Indenture Act.

                  (h) Every Holder of Securities, by receiving and holding the same, agrees with the Company and the Trustee that neither the Company nor the Trustee nor any agent of either of them shall be held accountable by reason of the disclosure of any such information as to the names and addresses of the Holders in accordance with Section 7.2(b), regardless of the source from which such information was derived, and that the Trustee shall not be held accountable by reason of mailing any material pursuant to a request made under Section 7.2(b).

          SECTION 7.3    Reports by Trustee.

                  (i) The Trustee shall transmit to Holders such reports concerning the Trustee and its actions under this Indenture as may be required pursuant to the Trust Indenture Act, at the times and in the manner provided pursuant thereto.

                  (j) The Trustee shall transmit by mail to all Holders of Securities for which it is Trustee hereunder, as their names and addresses appear in the Security Register, a brief report with respect to the character and amount of any advances (and if the Trustee elects so to state, the circumstances surrounding the making thereof) made by the Trustee (as such) since the date of the last report transmitted pursuant to subsection (a) of this Section (or if no such report has yet been so transmitted, since the date of execution of this instrument) for the reimbursement of which it claims or may claim a lien or charge, prior to that of such Securities, on property or funds held or collected by it as Trustee and which it has not previously reported pursuant to this subsection, except that the Trustee shall not be required (but may elect) to report such advances if such advances remaining unpaid at any time aggregate 10% or less of the principal amount of such Securities Outstanding at such time, such report to be transmitted within 90 days after such time.

         (k) A copy of each such report shall, at the time of such transmission to such Holders, be filed by the Trustee with each securities exchange upon which any such Securities are listed, with the Commission and with the Company. The Company will notify the Trustee when any such Securities are listed on any securities exchange.

         SECTION 7.4     Reports by Company.

         The Company shall file with the Trustee and with the Commission, and transmit to Holders, such information, documents and other reports, and such summaries thereof, as may be required pursuant to the Trust Indenture Act at the times and in the manner provided in the Trust Indenture Act; provided that any such information, documents or reports required to be filed with the Commission pursuant to Section 13 or Section 15(d) of the Exchange Act shall be filed with the Trustee within 15 days after the same is required to be filed with the Commission. At any time when the Company is not subject to Section 13 or 15(d) of the Exchange Act, upon the request of a holder or beneficial owner of a Security, the Company shall promptly furnish Rule 144A Information, or cause such information to be furnished, to such Holder or beneficial owner or to a prospective purchaser of such Security designated by such Holder or beneficial owner in order to permit compliance by such Holder or beneficial owner with Rule 144A under the Securities Act in connection with the resale of such Security by such Holder or beneficial owner; provided, however, that the Company shall not be required to furnish such information at any time to a prospective purchaser located outside the United States who is not a "U.S. person" within the meaning of Regulation S under the Securities Act. The Company also shall comply with the other provisions of Trust Indenture Act Section 314(a).


                                  ARTICLE VIII

              CONSOLIDATION, MERGER, CONVEYANCE, TRANSFER OR LEASE

         SECTION 8.1.      Company May Consolidate, Etc., Only on Certain Terms

         The Company shall not consolidate with or merge into any other Person or convey, transfer, sell or lease its properties and assets substantially as an entirety to any Person, unless:

                           (1) the Person formed by such consolidation or into which the Company is merged or the Person which acquires by conveyance, transfer or sale, or which leases, the properties and assets of the Company substantially as an entirety shall be a corporation organization organized and existing under the laws of the United States of America, any State thereof or the District of Columbia and shall expressly assume, by an indenture supplemental hereto, executed and delivered to the Trustee, in form satisfactory to the Trustee, the due and punctual payment of all amounts due in connection with all the Securities and the performance of every covenant of this Indenture on the part of the Company to be performed or observed;

                           (2) immediately after giving effect to such transaction, no Event of Default, and no event which, after notice or lapse of time or both, would become an Event of Default, shall have happened and be continuing; and

                           (3) the Company has delivered to the Trustee an Officer's Certificate and an Opinion of Counsel, each stating that such consolidation, merger, conveyance, sale, transfer or lease and such supplemental indenture comply with this Article and that all conditions precedent herein provided for relating to such transaction have been complied with.

         SECTION 8.2.      Successor Corporation Substituted.

         Upon any consolidation of the Company with, or merger of the Company into, any other corporation or any conveyance, transfer, sale or lease of the properties and assets of the Company substantially as an entirety in accordance with Section 8.1, the successor Person formed by such consolidation or into which the Company is merged or to which such conveyance, transfer, sale or lease is made shall succeed to, and be substituted for, and may exercise every right and power of, the Company under this Indenture with the same effect as if such successor corporation had been named as the Company herein, and thereafter, except in the case of a lease, the predecessor Person shall be relieved of all obligations and covenants under this Indenture and the Securities.


                                   ARTICLE IX

                             SUPPLEMENTAL INDENTURES

         SECTION 9.1.      Supplemental Indentures Without Consent of Holders

         Without the consent of any Holders, the Company, when authorized by a Board Resolution, and the Trustee with respect to the Securities of such series (or if the amendment will effect the Holders of more than one series, the holders of each series affected thereby) at any time and from time to time, may enter into one or more indentures supplemental hereto, in form satisfactory to the Trustee, for any of the following purposes:

                           (4) to evidence the succession of another Person to the Company and the assumption pursuant to Article VIII by any such successor of the covenants of the Company contained herein and in the Securities; or

                           (5) to add to the covenants of the Company for the benefit of the Holders of all or any series of Securities (and if such covenants are to be for the benefit of less than all series of Securities, stating that such covenants are expressly being included solely for the benefit of one or more specified series) or to surrender any right or power herein conferred upon the Company; or

                           (6) to add any additional Events of Default; or

                           (7) to change or eliminate any of the provisions of this Indenture, provided that any such change or elimination shall (a) become effective only when there is no Security Outstanding of any series created prior to the execution of such supplemental indenture which is entitled to the benefit of such provision or (b) not apply to any Outstanding Security; or

                           (8) to secure the Securities; or

                           (9) to establish the form or terms of Securities of any series as permitted by Section 2.1 and 3.1; or

                           (10) to evidence and provide for the acceptance of appointment hereunder by a successor Trustee with respect to the Securities of one or more series and to add to or change any of the provisions of this Indenture as shall be necessary to provide for or facilitate the administration of the trusts hereunder by more than one Trustee, pursuant to the requirements of Section 6.11(b);

                           (11) to cure any ambiguity, to correct or supplement any provision herein which may be inconsistent with any other provision herein, or to make any other provisions with respect to matters or questions arising under this Indenture, provided such action shall not adversely affect the interests of the Holders of Securities of any series in any material respect; or

                           (12) to conform to any mandatory provisions of law.

         SECTION 9.2.      Supplemental Indentures with Consent of Holders.

         With the consent of the Holders of not less than a majority in principal amount of the Outstanding Securities of each series affected by such supplemental indenture, by Act of said Holders delivered to the Company and the Trustee, the Company, when authorized by a Board Resolution, and the Trustee may enter into an indenture or indentures supplemental hereto for the purpose of adding any provisions to or changing in any manner or eliminating any of the provisions of this Indenture or of modifying in any manner the rights of the Holders of Securities of such series under this Indenture; provided that no such supplemental indenture shall, without the consent of the Holder of each Outstanding Security affected thereby:

                           (13) change the Stated Maturity of the principal of, or any installment of principal of or interest (including any Additional Interest or Deferred Interest) on, any Security, or reduce the principal amount thereof or the rate of interest thereon (including any change in the Floating or Adjustable Rate Provision pursuant to which such rate is determined that would reduce that rate for any period or any change in the Additional Interest or Deferred Interest) or any premium payable upon the redemption or acceleration thereof, or change any Place of Payment where, or the coin or currency in which, any Security or any premium or the interest, Additional Interest or Deferred Interest thereon is payable, or impair the right to institute suit for the enforcement of any such payment on or after the Stated Maturity thereof (or, in the case of redemption, on or after the Redemption Date), or modify the provisions of this Indenture with respect to the subordination of the Securities in a manner adverse to the Holders, or

                           (14) reduce the percentage in principal amount of the Outstanding Securities of any series, the consent of whose Holders is required for any such supplemental indenture, or the consent of whose Holders is required for any waiver (of compliance with certain provisions of this Indenture or certain defaults hereunder and their consequences) provided for in this Indenture, or

                           (15) modify any of the  provisions of this Section or
         Section 5.13, except to increase any such percentage or to provide that certain other provisions of this Indenture cannot be modified or waived without the consent of the Holder of each Outstanding Security affected thereby; provided that this clause shall not be deemed to require the consent of any Holder with respect to changes in the references to "the Trustee" and concomitant changes in this Section or the deletion of this proviso, in accordance with the requirements of Section 6.11(b) and 9.1(8), or

                           (16) remove or impair the rights of any Holder of Securities to bring a Direct Action in certain circumstances, as provided in Section 14.1.

         A supplemental indenture which changes or eliminates any covenant or other provision of this Indenture which has expressly been included solely for the benefit of one or more particular series of Securities or any corresponding series of Trust Securities of a TIG Capital Trust that holds Securities of any series, or which modifies the rights of the Holders of Securities of such series or holders of such Trust Securities of such corresponding series with respect to such covenant or other provision, shall be deemed not to affect the rights under this Indenture of the Holders of Securities of any other series.

         It shall not be necessary for any Act of Holders under this Section or for any consent of holders of Trust Securities to approve the particular form of any proposed supplemental indenture, but it shall be sufficient if such Act shall approve the substance thereof.

         SECTION 9.3.      Execution of Supplemental Indentures.

         In executing, or accepting the additional trusts created by, any supplemental indenture permitted by this Article or the modifications thereby of the trusts created by this Indenture, the Trustee shall be entitled to receive, and (subject to Section 6.1) shall be fully protected in relying upon, an Opinion of Counsel stating that the execution of such supplemental indenture is authorized or permitted by this Indenture. The Trustee may, but shall not be obligated to, enter into any such supplemental indenture which affects the Trustee's own rights, duties or immunities under this Indenture or otherwise.

         SECTION 9.4.      Effect of Supplemental Indentures.

         Upon the execution of any supplemental indenture under this Article, this Indenture shall be modified in accordance therewith, and such supplemental indenture shall form a part of this Indenture for all purposes; and every Holder of Securities theretofore or thereafter authenticated and delivered hereunder shall be bound thereby to the extent provided therein.

         SECTION 9.5.      Conformity with Trust Indenture Act

         Every supplemental indenture executed pursuant to this Article shall conform to the requirements of the Trust Indenture Act as then in effect.

         SECTION 9.6.      Reference in Securities to Supplemental Indentures

         Securities of any series authenticated and delivered after the execution of any supplemental indenture pursuant to this Article may, and shall if required by the Trustee, bear a notation in form approved by the Trustee as to any matter provided for in such supplemental indenture. If the Company shall so determine, new Securities of any series so modified as to conform, in the opinion of the Trustee and the Company, to any such supplemental indenture may be prepared and executed by the Company and authenticated and delivered by the Trustee in exchange for Outstanding Securities of such series.


                                    ARTICLE X

                                    COVENANTS

         SECTION 10.1.     Payment of Principal, Premium and Interest.

         The Company covenants and agrees for the benefit of each series of Securities that it will duly and punctually pay the principal of (and premium, if any) and interest (including any Additional Interest and any Deferred Interest) on the Securities of that series in accordance with the terms of the Securities of such series and this Indenture, and will duly comply with all other terms, agreements and conditions contained in, or made in the Indenture for the benefit of, the Securities of such series.

         SECTION 10.2.     Maintenance of Office or Agency.

         The Company will maintain in each Place of Payment for any series of Securities an office or agency where Securities of that series may be presented or surrendered for payment, where Securities of that series may be surrendered for registration of transfer or exchange and where notices and demands to or upon the Company in respect of the Securities of that series and this Indenture may be served. The Company will give prompt written notice to the Trustee of the location, and any change in the location, of such office or agency. If at any time the Company shall fail to maintain any such required office or agency or shall fail to furnish the Trustee with the address thereof, such presentations, surrenders, notices and demands may be made or served at the Corporate Trust Office of the Trustee and the Company hereby appoints the Trustee as its agent to receive all such presentations, surrenders, notices and demands.

         The Company may also from time to time designate one or more other offices or agencies where the Securities of one or more series may be presented or surrendered for any or all such purposes and may from time to time rescind such designations; provided, that no such designation or rescission shall in any manner relieve the Company of its obligation to maintain an office or agency in each Place of Payment for Securities of any series for such purposes. The Company will give prompt written notice to the Trustee of any such designation or rescission and of any change in the location of any such other office or agency.

         SECTION 10.3.     Money for Securities Payments to Be Held in Trust.

         If the Company shall at any time act as its own Paying Agent with respect to any series of Securities, it will, on or before each due date of the principal of (and premium, if any) or interest (including any Additional
Interest and any Deferred Interest) on any of the Securities of that series, segregate and hold in trust for the benefit of the Persons entitled thereto a sum sufficient to pay the amount so becoming due until such sums shall be paid to such Persons or otherwise disposed of as herein provided and will promptly notify the Trustee of its action or failure so to act.

         Whenever the Company shall have one or more Paying Agents for any series of Securities, it will, prior to each due date of the principal of (and premium, if any) or interest (including any Additional Interest or Deferred Interest) on any Securities of that series, deposit with a Paying Agent a sum sufficient to pay the amount so becoming due, such sum to be held in trust for the benefit of the Persons entitled to such principal, premium or interest (including any Additional Interest or Deferred Interest), and (unless such Paying Agent is the Trustee) the Company will promptly notify the Trustee of its action or failure so to act.

         The Company will cause each Paying Agent for any series of Securities other than the Trustee to execute and deliver to the Trustee an instrument in which such Paying Agent shall agree with the Trustee, subject to the provisions of this Section, that such Paying Agent will:

                           i. hold all sums held by it for the payment of the principal of (and premium, if any) or interest (including any Additional Interest or Deferred Interest) on Securities of that series in trust for the benefit of the Persons entitled thereto until such sums shall be paid to such Persons or otherwise disposed of as herein provided;

                           ii. give the Trustee notice of any default by the Company (or any other obligor upon the Securities of that series) in the making of any payment of principal (and premium, if any) or interest (including any Additional Interest or Deferred Interest) on the Securities of that series;

                           iii. at any time during the continuance of any such default, upon the written request of the Trustee, forthwith pay to the Trustee all sums so held in trust by such Paying Agent; and

                           iv. comply with all provisions of the Trust Indenture Act applicable to it as Paying Agent.

         The Company may at any time, for the purpose of obtaining the satisfaction and discharge of this Indenture or for any other purpose, pay, or by Company Order direct any Paying Agent to pay, to the Trustee all sums held in trust by the Company or such Paying Agent, such sums to be held by the Trustee upon the same trusts as those upon which such sums were held by the Company or such Paying Agent; and, upon such payment by any Paying Agent to the Trustee such Paying Agent shall be released from all further liability with respect to such money.

         Any money deposited with the Trustee or any Paying Agent, or then held by the Company, in trust for the payment of any amount due in connection with the principal of (and premium, if any) or interest (including any Additional Interest or Deferred Interest) on any Security of any series and remaining unclaimed for two years after such amount has become due and payable shall be paid to the Company on Company Request, or (if then held by the Company) shall be discharged from such trust; and the Holder of such Security shall thereafter, as an unsecured general creditor, look only to the Company for payment thereof, and all liability of the Trustee or such Paying Agent with respect to such trust money, and all liability of the Company as trustee thereof, shall thereupon cease; provided that the Trustee or such Paying Agent, before being required to make any such repayment, may at the expense of the Company cause to be published once, in a newspaper published in the English language, customarily published on each Business Day and of general circulation in the Borough of Manhattan, The City of New York, New York, notice that such money remains unclaimed and that, after a date specified therein, which shall not be less than 30 days from the date of such publication, any unclaimed balance of such money then remaining will be repaid to the Company.

         SECTION 10.4.     Statement by Officers as to Default.

         The Company will deliver to the Trustee, within 120 days after the end of each fiscal year of the Company ending after the date hereof, an Officers' Certificate stating whether or not to the best knowledge of the signers thereof the Company is in default in the performance and observance of any of the terms, provisions and conditions of this Indenture, and if the Company shall be in default, specifying all such defaults and the nature and status thereof of which they may have knowledge.

         SECTION 10.5.     Covenants as to TIG Capital Trusts.

         For so long as any Trust Securities of a TIG Capital Trust remain outstanding, the Company will (i) maintain 100% direct or indirect ownership of the Common Securities of such TIG Capital Trust; provided, however, that any permitted successor of the Company hereunder may succeed to the Company's ownership of such Common Securities, (ii) not voluntarily dissolve, wind up or terminate such TIG Capital Trust, except in connection with a distribution of Securities upon a Special Event, and in connection with certain mergers, consolidations or amalgamations permitted by the Trust Agreement of the TIG Capital Trust (iii) timely perform its duties as Depositor of the applicable TIG Capital Trust and (iv) use its reasonable efforts to cause such TIG Capital Trust (a) to remain a business trust, except in connection with a distribution of Securities to the holders of Trust Securities as provided in the Trust Agreement of such TIG Capital Trust, the redemption of all of the Trust Securities and in connection with certain mergers, consolidations or amalgamations permitted by the Trust Agreement of such TIG Capital Trust, and
(b) otherwise continue to be classified as a grantor trust for United States federal income tax purposes.

         SECTION 10.6.     Payment of Expenses.

                  (a) In connection with the offering, sale and issuance of each series of Securities to the Property Trustee of a TIG Capital Trust and in connection with the sale of Trust Securities by such TIG Capital Trust, the Company, in its capacity as borrower with respect to such Securities, shall:

                           i) pay all costs and expenses relating to the offering, sale and issuance of such Securities, including commissions to the Initial Purchasers payable pursuant to the applicable Purchase Agreement and compensation of the Trustee under this Indenture in accordance with the provisions of Section 6.7;

                           ii) pay all costs and expenses of such TIG Capital Trust (including but not limited to, costs and expenses relating to the organization of the trust, the offering, sale and issuance of the Trust Securities of such TIG Capital Trust (including commissions to the initial purchasers in connection therewith), the fees of any ratings organizations which provide investment ratings on such Trust Securities, the fees and expenses of the Property Trustee, the Administrators and the Delaware Trustee of such TIG Capital Trust, the costs and expenses relating to the operation, maintenance and dissolution of such TIG Capital Trust, registration of the Capital Securities or any securities into which such securities may be convertible and the enforcement by such Property Trustee of the rights of the holders of the Capital Securities of such TIG Capital Trust, including without limitation, costs and expenses of accountants, attorneys, statistical or bookkeeping services, expenses for printing and engraving and computing or accounting equipment, paying agent(s), registrar(s), transfer agent(s), duplicating, travel and telephone and other telecommunications expenses and costs and expenses incurred in connection with the acquisition, financing, and disposition of assets of such TIG Capital Trust);

                           iii) be primarily liable for any indemnification obligations arising with respect to the Trust Agreement of such TIG Capital Trust;

                           iv) pay any and all taxes (other than United States withholding taxes attributable to such TIG Capital Trust or its assets) and all liabilities, costs and expenses with respect to such taxes of such TIG Capital Trust.

                  (b)  Upon  termination  of this  Indenture  or any  series  of
Securities or the removal or resignation of the Trustee pursuant to Section 6.10, the Company shall pay to the Trustee all amounts accrued and owing to the Trustee to the date of such termination, removal or resignation. Upon termination of the Trust Agreement of any TIG Capital Trust or the removal or resignation of the Delaware Trustee or the Property Trustee, as the case may be, pursuant to Section 5.6 of the Trust Agreement of such TIG Capital Trust, the Company shall pay to such Delaware Trustee or such Property Trustee, as the case may be, all amounts accrued and owing to such Delaware Trustee or such Property Trustee, as the case may be, to the date of such termination, removal or resignation.

         SECTION 10.7.     Listing on an Exchange.

         If Securities of any series are to be issued as a Global Security in connection with the distribution of such Securities to the holders of the Capital Securities of a TIG Capital Trust upon a Dissolution Event with respect to such TIG Capital Trust, the Company will use its best efforts to list such series of Securities on the New York Stock Exchange, Inc. or on such other securities exchange as the Capital Securities of such TIG Capital Trust are then listed.

         SECTION 10.8.     Waiver of Certain Covenants.

         The Company may omit in any particular instance to comply with any term, covenant or condition set forth in Sections 10.1 to 10.7 hereof, inclusive, with respect to the Securities of any series if before the time for such compliance the Holders of at least a majority in principal amount of the Outstanding Securities of such series shall, by Act of such Holders, either waive such compliance in such instance or generally waive compliance with such term, covenant or condition, but no such waiver shall extend to or affect such term, covenant or condition except to the extent so expressly waived, and, until such waiver shall become effective, the obligations of the Company and the duties of the Trustee in respect of any such term, covenant or condition shall remain in full force and effect.

         The Company may, but shall not be obligated to, fix a record date for the purpose of determining the Persons entitled to waive any such term, provision or condition. If a record date is fixed, the Holders on such record date or their duly designated proxies, and only such Persons, shall be entitled to waive any such term, provision or condition hereunder, whether or not such Holders remain Holders after such record date; provided, that unless the Holders of at least a majority in principal amount of the Outstanding Securities of such series shall have waived such term, provision or condition prior to the date which is 90 days after such record date, any such waiver previously given shall automatically and without further action by any Holder be canceled and of no further effect.


                                   ARTICLE XI

                            REDEMPTION OF SECURITIES

         SECTION 11.1.     Applicability of Article.

         Securities of each series are redeemable before their respective Stated Maturities in accordance with their respective terms and (except as otherwise specified as contemplated by Section 3.1 for Securities of any series) in accordance with this Article.

         SECTION 11.2.     Election to Redeem; Notice to Trustee.

         The election of the Company to redeem any Securities redeemable at the election of the Company shall be evidenced by a Board Resolution. In case of any redemption at the election of the Company of less than all the Securities of any series, the Company shall, at least 60 days prior to the Redemption Date fixed by the Company (unless a shorter notice shall be satisfactory to the Trustee) notify the Trustee of such Redemption Date and of the principal amount of Securities of such series to be redeemed. In the case of any redemption of Securities prior to the expiration of any restriction on such redemption provided in the terms of such Securities or elsewhere in this Indenture, the Company shall furnish the Trustee with an Officers' Certificate evidencing compliance with such restriction.

         SECTION 11.3.     Selection by Trustee of Securities to Be Redeemed.

         If less than all the Securities of any series are to be redeemed, the particular Securities to be redeemed shall be redeemed pro rata or by lot or by any other method utilized by the Trustee; provided that if, at the time of redemption, the Securities are registered as a Global Security, the Depositary shall determine the principal amount of such Securities held by each Security Beneficial Owner to be redeemed in accordance with its procedures.

         The Trustee shall promptly notify the Company in writing of the Securities selected for redemption and, in case of any Securities selected for partial redemption, the principal amount thereof to be redeemed.

         For all purposes of this Indenture, unless the context otherwise requires, all provisions relating to the redemption of Securities shall relate, in the case of any Securities redeemed or to be redeemed only in part, to the portion of the principal amount of such Securities which has been or is to be redeemed.

         SECTION 11.4.     Notice of Redemption.

         Notice of redemption shall be given by first-class mail, postage, prepaid, mailed not less than 30 nor more than 60 days prior to the Redemption Date, to each Holder of Securities to be redeemed, at his address appearing in the Security Register.

         All notices of redemption shall state:

                           v.        the Redemption Date,

                           vi.       the Redemption Price,

                           vii. if less than all the Outstanding Securities of any series are to be redeemed, the identification (and, in the case of partial redemption, the principal amounts) of the particular Securities of such series to be redeemed,

                           viii. that on the Redemption Date the Redemption Price will become due and payable upon each such Security to be redeemed and that interest thereon will cease to accrue on and after said date,

                           ix. the place or places where such Securities are to be surrendered for payment of the Redemption Price, and

                           x. that the redemption is for a sinking fund, if such is the case.

         Notice of redemption of Securities to be redeemed at the election of the Company shall be given by the Company or, at the Company's request, by the Trustee in the name and at the expense of the Company.

         SECTION 11.5.     Deposit of Redemption Price.

         Prior to any Redemption Date, the Company shall deposit with the Trustee or with a Paying Agent (or, if the Company is acting as its own Paying Agent, segregate and hold in trust as provided in Section 10.3) an amount of money sufficient to pay the Redemption Price of, and (except if the Redemption Date shall be an Interest Payment Date) accrued interest (including Additional Interest and Deferred Interest) on, all the Securities which are to be redeemed on that date.

         SECTION 11.6.     Securities Payable on Redemption Date.

         Notice of redemption having been given as aforesaid, the Securities so to be redeemed shall, on the Redemption Date, become due and payable at the Redemption Price therein specified, and from and after such date (unless the Company shall default in the payment of the Redemption Price and accrued interest) such Securities shall cease to bear interest. Upon surrender of any such Security for redemption in accordance with said notice, such Security shall be paid by the Company at the Redemption Price, together with accrued interest to the Redemption Date; provided that installments of interest whose Stated Maturity is on or prior to the Redemption Date shall be payable to the Holders of such Securities, or one or more Predecessor Securities, registered as such at the close of business on the relevant Record Dates according to their terms and the provisions of Section 3.7.

         If any Security called for redemption shall not be so paid upon surrender thereof for redemption, the principal (and premium, if any) shall, until paid, bear interest from the Redemption Date at the rate prescribed thereof in the Security.

         SECTION 11.7.     Securities Redeemed in Part.

         Any Security which is to be redeemed only in part shall be surrendered at a Place of Payment for Securities of that series (with, if the Company or the Trustee so requires, due endorsement by, or a written instrument of transfer in form satisfactory to the Company duly executed by, the Holder thereof or his attorney duly authorized in writing), and the Company shall execute, and the Trustee shall authenticate and deliver to the Holder of such Security without service charge, a new Security or Securities of the same series of like tenor and of any authorized denomination as requested by such Holder, in aggregate principal amount equal to and in exchange for the unredeemed portion of the principal of the Security so surrendered.

         SECTION 11.8.     Tax Event or Investment Company Event Redemption.

         If a Tax Event or  Investment  Company  Event  with  respect to any TIG
Capital Trust has occurred and is continuing then, notwithstanding Section 11.9(a) but subject to Section 11.9(b), the Company shall have the right upon not less than 30 days nor more than 60 days notice to the Holders of Securities of the series issued to such TIG Capital Trust, or to its Property Trustee, to redeem such Securities, in whole or in part, for cash within 90 days following the occurrence of such Tax Event or Investment Company Event at the Redemption Price. The Redemption Price shall be paid prior to 12:00 noon, New York time, on the date of such redemption or such earlier time as the Company determines, provided that the Company shall deposit with the Trustee an amount sufficient to pay the Redemption Price by 10:00 a.m., New York time, on the date such Redemption Price is to be paid.

         SECTION 11.9.     Optional Redemption by Company.

                  (a) Subject to the provisions of Section 11.9(b) and to the other provisions of this Article XI, except as otherwise may be specified in this Indenture or, with respect to any series of Securities, as otherwise specified as contemplated by Section 3.1 for the Securities of such series, the Company shall have the right to redeem any series of Securities, in whole or in part, from time to time, on or after the Redemption Option Date for such series at the Redemption Price. Any redemption pursuant to this paragraph will be made upon not less than 30 days nor more than 60 days notice to the Holders of the Securities of such series, at the Redemption Price. If any series of Securities is only partially redeemed pursuant to this Section 11.9, Securities of such series will be redeemed pro rata or by lot or by any other method utilized by the Trustee; provided, that if at the time of redemption such Securities are registered as a Global Security, the Depositary shall determine, in accordance with its procedures, the principal amount of such Securities held by each Security Beneficial Owner to be redeemed. The Redemption Price shall be paid prior to 12:00 noon, New York time, on the date of such redemption or at such earlier time as the Company determines; provided that the Company shall deposit with the Trustee an amount sufficient to pay the Redemption Price by 10:00 a.m., New York time, on the date such Redemption Price is to be paid.

                  (b) If a partial redemption of any series of Securities would result in the delisting of the Capital Securities of the TIG Capital Trust that purchased such Securities from any national securities exchange or other organization on which the Capital Securities of such TIG Capital Trust are then listed, the Company shall not be permitted to effect such partial redemption and may only redeem such series of Securities in whole.


                                   ARTICLE XII

                      EXTENSION OF INTEREST PAYMENT PERIOD

         SECTION 12.1.     Extension of Interest Payment Period.

         The Company shall have the right, at any time and from time to time during the term of the Securities of any series, to secure payments of interest (including Additional Interest), to defer payments of interest by extending the interest payment period of all Securities of such series for a period not exceeding 10 consecutive semi-annual periods (the "Extended Interest Payment Period"), during which Extended Interest Payment Period no interest (including Additional Interest) shall be due and payable on Securities of such series; provided that no Extended Interest Payment Period may extend beyond the Maturity of such Securities. To the extent permitted by applicable law, interest, the payment of which has been deferred because of the extension of the interest payment period pursuant to this Section 12.1, will bear interest thereon at the Coupon Rate compounded semi-annually for each semi-annual period of the Extended Interest Payment Period ("Compounded Interest"). At the end of any Extended Interest Payment Period with respect to any series of Securities, the Company shall pay all interest accrued and unpaid on such Securities, including any Additional Interest and Compounded Interest (together, "Deferred Interest") that shall be payable to the Holders of Securities of such Series in whose names such Securities are registered in the Security Register on the first record date after the end of such Extended Interest Payment Period. Before the termination of any Extended Interest Payment Period, the Company may further extend such period; provided that such period together with all such further extensions thereof, shall not exceed 10 consecutive semi-annual periods. Upon the termination of any Extended Interest Payment Period with respect to any series of Securities and upon the payment of all Deferred Interest then due, the Company may commence a new Extended Interest Payment Period with respect to such series of Securities, subject to the foregoing requirements. No interest (including Additional Interest) on a series of Securities shall be due and payable during an Extended Interest Payment Period with respect thereto, except at the end thereof, but the Company may prepay at any time all or any portion of the interest accrued during any Extended Interest Payment Period.

         SECTION 12.2.     Notice of Extension.

                  (c) If the Property Trustee of a TIG Capital Trust is the only Holder of Securities of a series at the time the Company selects an Extended Interest Payment Period with respect thereto, the Company shall give written notice to the Administrators and the Property Trustee of such TIG Capital Trust and to the Trustee of its selection of such Extended Interest Payment Period one Business Day before the earlier of (i) the next succeeding date on which Distributions on the Trust Securities issued by such TIG Capital Trust would be payable, if not for such Extended Interest Payment Period, or (ii) the date such TIG Capital Trust is required to give notice of the record date, or the date such Distributions are payable, to the New York Stock Exchange or other applicable self-regulatory organization or to holders of the Capital Securities issued by such TIG Capital Trust, but in any event at least one Business Day before such record date.

                  (d) If the Property Trustee of a TIG Capital Trust is not the only Holder of Securities of a series at the time the Company selects an Extended Interest Payment Period with respect thereto, the Company shall give written notice to the Holders of Securities of such series and the Trustee of its selection of such Extended Interest Payment Period 10 Business Days before the earlier of (i) the next succeeding Interest Payment date, or (ii) the date the Company is required to give notice of the record or payment date of such interest payment to the New York Stock Exchange or other applicable self-regulatory organization or to Holders of Securities of such series.

                  (e) The semi-annual period in which any notice is given pursuant to paragraphs (a) or (b) of this Section 12.2 shall be counted as one of the 10 semi-annual periods permitted in the maximum Extended Interest Payment Period with respect to any series of Securities permitted under Section 12.1

         SECTION 12.3.     Limitation of Transactions.

         i) with respect to any series ( the Company shall exercise its right to defer payments of interest thereon as provided in Section 12.1 or (ii) there shall have occurred any Event of Default, then (a) the Company shall not declare or pay any dividend on, make any distributions with respect to, or redeem, purchase, acquire or make a liquidation payment with respect to, any of its capital stock or make any guarantee payment with respect thereto (other than (i) repurchases, redemptions or other acquisitions of shares of capital stock of the Company in connection with any employment contract, benefit plan or other similar arrangement with or for the benefit of employees, officers, directors or consultants, (ii) as a result of an exchange or conversion of any class or series of the Company's capital stock (or any capital stock of a subsidiary of TIG) for any other class or series of the Company's capital stock or of any class or series of TIG's indebtedness for any class or series of TIG's capital stock, (iii) the purchase of fractional interests in shares of the Company's capital stock pursuant to the conversion or exchange provisions of such capital stock or the security being converted or exchanged), (iv) any declaration of a dividend in connection with any stockholder's rights plan, or the issuance of rights, stock or other property under any stockholder's rights plan, or the redemption or repurchase of rights pursuant thereto, or (v) any dividend in the form of stock, warrants, options or other rights where the dividend stock or the stock issuable upon exercise of such warrants, options or other rights is the same stock as that on which the dividend is being paid or ranks pari passu with or junior to such stock) and (b) the Company shall not make any payment of interest on, principal of or premium, if any, on, or repay, repurchase or redeem, any debt securities issued by the Company which rank pari passu with or junior to the Securities of such series (including the Securities of any other series); provided, however, the Company may declare and pay a stock dividend where the dividend stock is the same stock as that on which the dividend is being paid.

                                  ARTICLE XIII

                           SUBORDINATION OF SECURITIES

         SECTION 13.1.     Agreement to Subordinate. Agreement to Subordinate.

         The Company covenants and agrees, and each Holder of Securities issued hereunder by such Holder's acceptance thereof likewise covenants and agrees, that all Securities shall be issued subject to the provisions of this Article Thirteen; and each Holder of a Security, whether upon original issue or upon transfer or assignment thereof, accepts and agrees to be bound by such provisions.

         The payment by the Company of the principal of, premium, if any, and interest (including Additional Interest and Deferred Interest) on all Securities issued hereunder shall, to the extent and in the manner hereinafter set forth, be subordinated and junior in right of payment to the prior payment in full of all Senior Indebtedness of the Company, whether outstanding at the date of this Indenture or thereafter incurred.

         No provision of this Article Thirteen shall prevent the occurrence of any default or Event of Default hereunder.

         SECTION 13.2.     Default on Senior Indebtedness.

         In the event and during the continuation of any default by the Company in the payment of principal, premium, interest or any other payment due on any Senior Indebtedness of the Company, as the case may be, or in the event that the maturity of any Senior Indebtedness of the Company as the case may be has been accelerated because of a default, then, in either case, no payment shall be made by the Company with respect to the principal (including redemption payments) of, or premium, if any, or interest (including Additional Interest and Deferred Interest) on the Securities.

         In the event that, notwithstanding the foregoing, any payment shall be received by the Trustee when such payment is prohibited by the preceding paragraph of this Section 13.2, such payment shall be held in trust for the benefit of, and shall be paid over or delivered to, the holders of Senior
Indebtedness of the Company or their respective representatives, or to the trustee or trustees under any indenture pursuant to which any of such Senior Indebtedness may have been issued, as their respective interests may appear, but only to the extent that the holders of the Senior Indebtedness (or their representative or representatives or a trustee) notify the Trustee in writing within 90 days of such payment of the amounts then due and owing on the Senior Indebtedness and only the amounts specified in such notice to the Trustee shall be paid to the holders of Senior Indebtedness.

         SECTION 13.3.     Liquidation; Dissolution; Bankruptcy.

                  In the event of (a) any insolvency, bankruptcy, receivership, liquidation, reorganization, readjustment, composition or other similar proceedings relating to the Company, its creditors or its property, (b) any proceeding for the liquidation, dissolution or other winding up of the Company voluntary or involuntary, whether or not involving insolvency or bankruptcy proceedings, (c) any assignment by the Corporation for the benefit of creditors or (d) any other marshalling of the assets of the Company (each such event, if any, herein sometimes referred to as a "Proceeding"), all Senior Indebtedness (including any interest thereon accruing after the commencement of any such proceedings) shall first be paid in full before any payment or distribution, whether in cash, securities or other property, shall be made to any Holder of any of the Securities on account thereof. Any payment or distribution, whether in cash, securities or other property (other than securities of the Company or any other corporation provided for by a plan of reorganization or readjustment the payment of which is subordinate, at least to the extent provided in these subordination provisions with respect to the indebtedness evidenced by the Securities, to the payment of all Senior Indebtedness at the time outstanding and to any securities issued in respect thereof under any such plan of reorganization or readjustment), which would otherwise (but for these subordination provisions) be payable or deliverable in respect of the Securities of any series shall be paid or delivered directly to the holders of Senior Indebtedness in accordance with the priorities then existing among such holders until all Senior Indebtedness (including any interest thereon accruing after the commencement of any Proceeding) shall have been paid in full.

                  In the event of any Proceeding, after payment in full of all sums owing with respect to Senior Indebtedness, the Holders of the Securities, together with the holders of any obligations of the Company ranking on a parity with the Securities, shall be entitled to be paid from the remaining assets of the Company the amounts at the time due and owing on account of unpaid principal of (and premium, if any) and interest and Additional Interest and Deferred Interest on the Securities and such other obligations before any payment or other distribution, whether in cash, property or otherwise, shall be made on account of any capital stock or any obligations of the Company ranking junior to the Securities and such other obligations. If, notwithstanding the foregoing, any payment or distribution of any character or any security, whether in cash, securities or other property (other than securities of the Company or any other corporation provided for by a plan of reorganization or readjustment the payment of which is subordinate, at least to the extent provided in these subordination provisions with respect to the indebtedness evidenced by the Securities, to the payment of all Senior Indebtedness at the time outstanding and to any securities issued in respect thereof under any such plan of reorganization or readjustment), shall be received by the Trustee or any Holder in contravention of any of the terms hereof and before all Senior Indebtedness shall have been paid in full, such payment or distribution or security shall be received in trust for the benefit of, and shall be paid over or delivered and transferred to, the holders of the Senior Indebtedness at the time outstanding in accordance with the priorities then existing among such holders for application to the payment of all Senior Indebtedness remaining unpaid, to the extent necessary to pay all such Senior Indebtedness in full. In the event of the failure of the Trustee or any Holder to endorse or assign any such payment, distribution or security, each holder of Senior Indebtedness is hereby irrevocably authorized to endorse or assign the same. The consolidation of the Company with, or the merger of the Company into, another corporation or the liquidation or dissolution of the Company following the conveyance or transfer of its property as an entirety, or substantially as an entirety, to another corporation upon the terms and conditions provided for in Article VIII shall not be deemed a dissolution, winding-up, liquidation or reorganization for the purposes of this Section 13.3 if such other corporation shall, as a part of such consolidation, merger, conveyance or transfer, comply with the conditions stated in Article VIII. Nothing in Section 13.2 or in this Section 13.3 shall apply to claims of, or payments to, the Trustee under or pursuant to Section 6.7.

         SECTION 13.4.     Subrogation.

         Subject to the payment in full of all Senior Indebtedness of the Company, the rights of the Holders of the Securities shall be subrogated (equally and ratably with the holders of all indebtedness of the Company that by its express terms is subordinated to Senior Indebtedness of the Company to substantially the same extent as the Securities are subordinated to the Senior Indebtedness and is entitled to like rights of subrogation) to the rights of the holders of such Senior Indebtedness to receive payments or distributions of cash, property or securities of the Company, as the case may be, applicable to such Senior Indebtedness until the principal of (and premium, if any) and interest (including Additional Interest and Deferred Interest) on the Securities shall be paid in full; and, for the purposes of such subrogation, no payments or distributions to the holders of such Senior Indebtedness of any cash, property or securities to which the Holders of the Securities or the Trustee would be entitled except for the provisions of this Article Thirteen, and no payment over pursuant to the provisions of this Article Thirteen to or for the benefit of the holders of such Senior Indebtedness by Holders of the Securities or the Trustee, shall, as between the Company, its creditors other than Holders of Senior Indebtedness of the Company, and the holders of the Securities, be deemed to be a payment by the Company to or on account of such Senior Indebtedness. It is understood that the provisions of this Article Thirteen are and are intended solely for the purposes of defining the relative rights of the Holders of the Securities, on the one hand, and the holders of such Senior Indebtedness on the other hand.

         SECTION 13.5.     Provisions Solely to Define Relative Rights.

         The provisions of this Article are and are intended solely for the purpose of defining the relative rights of the Holders of the Securities on the one hand and the holders of Senior Indebtedness on the other hand. Nothing contained in this Article Thirteen or elsewhere in this Indenture or in the Securities is intended to or shall impair, as between the Company, its creditors other than the holders of Senior Indebtedness of the Company, and the Holders of the Securities, the obligation of the Company, which is absolute and unconditional, to pay to the Holders of the Securities the principal of (and premium, if any) and interest (including Additional Interest and Deferred Interest) on the Securities as and when the same shall become due and payable in accordance with their terms, or is intended to or shall affect the relative rights of the Holders of the Securities and creditors of the Company, as the case may be, other than the holders of Senior Indebtedness of the Company, as the case may be, nor shall anything herein or therein prevent the Trustee or the Holder of any Security from exercising all remedies otherwise permitted by applicable law upon default under the Indenture, subject to the rights, if any, under this Article XIII of the holders of such Senior Indebtedness is respect of cash, property or securities of the Company, as the case may be, received upon the exercise of any such remedy.

         Upon any payment or distribution of assets of the Company referred to in this Article Thirteen, the Trustee, subject to the provisions of Section 6.1, and the Holders of the Securities shall be entitled to conclusively rely upon any order or decree made by any court of competent jurisdiction in which such dissolution, winding-up, liquidation or reorganization proceedings are pending, or a certificate of the receiver, trustee in bankruptcy, liquidation trustee, agent or other Person making such payment or distribution, delivered to the Trustee or to the Holders of the Securities, for the purposes of ascertaining the Persons entitled to participate in such distribution, the holders of Senior Indebtedness and other indebtedness of the Company, as the case may be, the amount thereof or payable thereon, the amount or amounts paid or distributed thereon and all other facts pertinent thereto or to this Article XIII.

         SECTION 13.6.     Trustee to Effectuate Subordination.

         Each Holder of Securities by such Holder's acceptance thereof authorizes and directs the Trustee on such Holder's behalf to take such action as may be necessary or appropriate to effectuate the subordination provided in this Article XIII and appoints the Trustee such Holder's attorney-in-fact for any and all such purposes.

         SECTION 13.7.     Notice by the Company.

         The Company shall give prompt written notice to a Responsible Officer of the Trustee of any fact known to the Company that would prohibit the making of any payment of monies to or by the Trustee in respect of the Securities pursuant to the provisions of this Article XIII. Notwithstanding the provisions of this Article XIII or any other provision of this Indenture, the Trustee shall not be charged with knowledge of the existence of any facts that would prohibit the making of any payment of monies to or by the Trustee in respect of the Securities pursuant to the provisions of this Article XIII, unless and until a Responsible Officer of the Trustee shall have received written notice thereof from the Company or a holder or holders of Senior Indebtedness or from any trustee therefor; and before the receipt of any such written notice, the Trustee, subject to the provisions of Section 6.1, shall be entitled in all respects to assume that no such facts exist; provided, however, that if the Trustee shall not have received the notice provided for in this Section 13.7 at least two Business Days prior to the date upon which by the terms hereof any money may become payable for any purpose (including, without limitation, the payment of the principal of (or premium, if any) or interest (including Additional Interest and Deferred Interest) on any Security), then, anything herein contained to the contrary notwithstanding, the Trustee shall have full power and authority to receive such money and to apply the same to the purposes for which they were received, and shall not be affected by any notice to the contrary that may be received by it within two Business Days prior to such date.

         The Trustee, subject to the provisions of Section 6.1, shall be entitled to conclusively rely on the delivery to it of a written notice by a Person representing himself to be a holder of a Senior Indebtedness of the Company, as the case may be (or a trustee on behalf of such holder), to establish that such notice has been given by a holder of such Senior Indebtedness or a trustee on behalf of any such holder or holders. In the event that the Trustee determines in good faith that further evidence is required with respect to the right of any Person as a holder of such Senior Indebtedness to participate in any payment or distribution pursuant to this Article XIII, the Trustee may request such Person to furnish evidence to the reasonable satisfaction of the Trustee as to the amount of such Senior Indebtedness held by such Person, the extent to which such Person is entitled to participate in such payment or distribution and any other facts pertinent to the rights of such Person under this Article XIII, and, if such evidence is not furnished, the Trustee may defer any payment to such Person pending judicial determination as to the right of such Person to receive such payment.

         SECTION 13.8    Rights of the Trustee; Holders of Senior Indebtedness

         The Trustee in its individual capacity shall be entitled to all the rights set forth in this Article XIII in respect of any Senior Indebtedness at any time held by it, to the same extent as any other holder of Senior Indebtedness, and nothing in this Indenture shall deprive the Trustee of any of its rights as such holder.

         With respect to the holders of Senior Indebtedness of the Company the Trustee undertakes to perform or to observe only such of its covenants and obligations as are specifically set forth in this Article XIII, and no implied covenants or obligations with respect to the holders of such Senior Indebtedness shall be read into this Indenture against the Trustee. The Trustee shall not be deemed to owe any fiduciary duty to the holders of such Senior Indebtedness and, subject to the provisions of Section 6.1, the Trustee shall not be liable to any holder of such Senior Indebtedness if it shall pay over or deliver to Holders of Securities, the Company or any other Person money or assets to which any holder of such Senior Indebtedness shall be entitled by virtue of this Article XIII or otherwise.

         SECTION 13.9.     Subordination May Not Be Impaired.

         No right of any present or future holder of any Senior Indebtedness of the Company to enforce subordination as herein provided shall at any time in any way be prejudiced or impaired by any act or failure to act on the part of the Company, as the case may be, or by any act or failure to act, in good faith, by any such holder, or by any noncompliance by the Company, as the case may be, with the terms, provisions and covenants of this Indenture regardless of any knowledge thereof that any such holder may have or otherwise be charged with.

         ii) in any way limiting th( change the manner, place or terms of payment or extend the time of payment of, or renew or alter, such Senior
Indebtedness, or otherwise amend or supplement in any manner such Senior Indebtedness or any instrument evidencing the same or any agreement under which such Senior Indebtedness is outstanding; (ii) sell, exchange, release or otherwise deal with any property pledged, mortgaged or otherwise securing such Senior Indebtedness; (iii) release any Person liable in any manner for the collection of such Senior Indebtedness; and (iv) exercise or refrain from exercising any rights against the Company, as the case may be, and any other Person.

         SECTION 13.10.    Payment Permitted if No Default.

         Nothing contained in this Article or elsewhere in this Indenture or in any of the Securities shall prevent (a) the Company, at any time, except during the pendency of the conditions described in Sections 13.2 or 13.3, from making any payments at any time of principal of (and premium, if any) or interest (including Additional Interest and Deferred Interest) on the Securities or (b) the application by the Trustee of any moneys deposited with it hereunder to the payment of or on account of the principal of (and premium, if any) or interest (including Additional Interest and Deferred Interest) on the Securities or the retention of such payment by the Holders, if, at the time of such application by the Trustee, it did not have knowledge that such payment would have been prohibited by the provisions of this Article.

         SECTION 13.11.    Reliance on Judicial Order or Certificate of
                                   Liquidating Agent.

         Upon payment or distribution of assets of the Company referred to in this Article, the Trustee, subject to the provisions of Section 6.1, and the Holders of the Securities shall be entitled to rely upon any order or decree entered by any court of competent jurisdiction in which such proceeding is pending, or a certificate of the trustee in bankruptcy, receiver, liquidating trustee, custodian, assignee for the benefit of creditors, agent or other Person making such payment or distribution, delivered to the Trustee or to the Holders of Securities, for the purpose of ascertaining the Persons entitled to participate in such payment or distribution, the holders of the Senior Indebtedness and other indebtedness of the Company, the amount thereof or payable thereon, the amount or amounts paid or distributed thereon and all other facts pertinent thereto or to this Article.

         SECTION 13.12.    Article Applicable to Paying Agents.

         If at any time any Paying Agent other than the Trustee shall have been appointed by the Company and be then acting hereunder, the term "Trustee" as used in this Article shall in such case (unless the context otherwise requires) be construed as extending to and including such Paying Agent within its meaning as fully for all intents and purposes as if such Paying Agent were named in this
Article in addition to or in place of the Trustee.


                                   ARTICLE XIV

                                  Miscellaneous

         SECTION 14.1.     Acknowledgement of Rights.

         The Company acknowledges that, with respect to any Securities held by a TIG Capital Trust or a trustee of such Trust, if the Property Trustee of such TIG Capital Trust fails to enforce its rights under this Indenture as the Holder of the series of Securities held as the assets of such TIG Capital Trust, any holder of Capital Securities of such TIG Capital Trust may institute legal proceedings directly against the Company to enforce such Property Trustee's rights under this Indenture without first instituting any legal proceedings against such Property Trustee or any other person or entity.

         Notwithstanding the foregoing, if an Event of Default has occurred and is continuing and such event is attributable to the failure of the Company to pay interest and Additional Interest and Deferred Interest or principal on the applicable series of Securities on the date such interest or principal is otherwise payable (or in the case of redemption, on the redemption date), the Company acknowledges that a holder of Trust Securities issued by the TIG Capital Trust which is, or the Property Trustee of which is, the Holder of such Securities may directly institute a proceeding for enforcement of payment to such holder of the principal of or interest on the applicable series of Securities having a principal amount equal to the aggregate liquidation amount of the Trust Securities of such holder (a "Direct Action") on or after the respective due date specified of such holder on or after the respective due date specified in the applicable series of Securities. Notwithstanding any payments made to such holder of Trust Securities by the Company in connection with a Direct Action, the Company shall remain obligated to pay the principal of or interest and Additional Interest and Deferred Interest on the series of Securities held by a TIG Capital Trust or the Property Trustee of a TIG Capital Trust, and the Company shall be subrogated to the rights of the holder of such Trust Securities to the extent of any payments made by the Company to such holder in any Direct Action.

         This instrument may be executed in any number of counterparts, each of which so executed shall be deemed to be an original, but all such counterparts shall together constitute but one and the same instrument.

         IN WITNESS WHEREOF, the parties hereto have caused this Indenture to be duly executed, and their respective corporate seals to be hereunto affixed and attested, all as of the day and year first above written.

                                                  TIG HOLDINGS, INC.

                                                  By:____________________
                                                  Name:
                                                  Title:

Attest:

          ______________
          Name:
          Title:

                                                  THE CHASE MANHATTAN BANK,
                                                  As Trustee

                                                  By:______________________
                                                  Name:
                                                  Title:

Attest:

          ______________
          Name:
          Title:

STATE OF NEW YORK        )
COUNTY OF NEW YORK       )ss:

                  On the 30th day of January, 1997, before me personally came Louis J. Paglia, to me known, who, being by me duly sworn, did depose and say that he is the Senior Vice President and Treasurer of TIG HOLDINGS, INC., one of the corporations described in and which executed the foregoing instrument; that he knows the seal of said corporation; that the seal affixed to said instrument is such corporate seal; that it was so affixed by authority of the Board of Directors of said corporation, and that he signed his name thereto by like authority.


                         _______________
                                        Notary

STATE OF NEW YORK        )
COUNTY OF NEW YORK       )ss:

                  On the 30th day of January, 1997, before me personally came James D. Heaney, to me known, who, being by me duly sworn, did depose and say that he is a Vice President of The Chase Manhattan Bank, one of the corporations described in and which executed the foregoing instrument; that he knows the seal of said corporation; that the seal affixed to said instrument is such corporate seal; that it was so affixed by authority of the Board of Directors of said corporation, and that he signed his name thereto by like authority.


                         _______________
                                        Notary

                                                                   EXHIBIT A

                          FORM OF TRANSFER CERTIFICATE
            FOR EXCHANGE OR TRANSFER FROM RESTRICTED GLOBAL SECURITY
                         TO REGULATION S GLOBAL SECURITY
                   (Transfers pursuant to Section 3.5(c)(v)(B)
                                of the Indenture)

The Chase Manhattan Bank
450 West 33rd Street, 15th Floor
New York, NY  10001-2697
   Attention:  Global Trust Services


                  Re:      TIG Holdings, Inc.
                           8.597% Junior Subordinated Deferrable Interest Debentures, Series I (the "Securities")
                                                      ----------


                  Reference is hereby made to the Junior Subordinated Indenture, dated as of January 30, 1997 (the "Indenture"), TIG Holdings, Inc., as issuer (the "Company"), and The Chase Manhattan Bank, as trustee. Capitalized terms used but not defined herein shall have the meanings given to them in the Indenture.

                  This letter relates to $__________ principal amount of Securities which are evidenced by one or more Restricted Securities (CUSIP No. ) and held with the Depositary in the name of [Insert Name of Transferor] (the "Transferor"). The Transferor has requested a transfer of such beneficial
 ----------
interest in the Securities to a Person who will take delivery thereof in the form of an equal principal amount of Securities evidenced by one or more Regulation S Global Securities (CINS No. and ISIN No. ), which amount, immediately after such transfer, is to be held with the Depositary.

                  In connection with such request and in respect of such Securities, the Transferor does hereby certify that such transfer has been effected pursuant to and in accordance with Rule 903 or Rule 904 under the U.S. Securities Act of 1933, as amended (the "Securities Act"), and accordingly the
                                          ---------------
Transferor does hereby further certify that:

                           (a) the offer of the Securities was not made to a person in the United States;

                           (b)  either:

                                (i) at the time the buy  order  was  originated,
                  the transferee was outside the United States or the Transferor and any person acting on its behalf reasonably believed and believes that the transferee was outside the United States; or

                               (ii) the transaction was executed in, on or through the facilities of a designated offshore securities market and neither the Transferor nor any person acting on its behalf knows that the transaction was prearranged with a buyer in the United States;

                           (c) no  directed  selling  efforts  have been made in
         contravention   of  the  requirements  of  Rule  903(b)  or  904(b)  of
         Regulation S, as applicable;

                           (d) the transaction is not part of a plan or scheme to evade the registration requirements of the Securities Act; and

                           (e)  upon   completion   of  the   transaction,   the
         beneficial interest being transferred as described above is to be held with the Depositary.

                  This certificate and the statements contained herein are made for your benefit and the benefit of the Company and the initial purchasers, if any, of the initial offering of such Securities being transferred. Terms used in this certificate and not otherwise defined in the Indenture have the meanings set forth in Regulation S under the Securities Act.

                                    [Insert Name of Transferor]


                                    By:______________________________
                                    Name:
                                    Title:


Dated: ______________, ____

cc:  TIG Holdings, Inc.

                                                                   EXHIBIT B

                          FORM OF TRANSFER CERTIFICATE
                 FOR EXCHANGE OR TRANSFER FROM RESTRICTED GLOBAL
                         TO UNRESTRICTED GLOBAL SECURITY
                   (Transfers Pursuant to Section 3.5(c)(v)(C)
                                of the Indenture


The Chase Manhattan Bank
450 West 33rd Street, 15th Floor
New York, NY  10001-2697
   Attention:  Global Trust Services


                  Re:      TIG Holdings, Inc.
                           8.597% Junior Subordinated Deferrable Interest Debentures, Series I (the "Securities")
                                                      ----------

                  Reference is hereby made to the Junior Subordinated Indenture, dated as of January 30, 1997 (the "Indenture"), among TIG Holdings, Inc., as
                                    ---------
issuer (the  "Company"),  and The Chase Manhattan Bank, as trustee.  Capitalized
              -------
terms used but not defined herein shall have the meanings given to them in the Indenture.

                  This letter relates to $__________ principal amount of Securities which are evidenced by one or more Restricted Global Securities (CUSIP No. ) and held with the Depositary in the name of [Insert Name of Transferor] (the "Transferor"). The Transferor has requested a transfer of such
                  ----------
beneficial interest in the Securities to a Person who will take delivery thereof in the form of an equal principal amount of Securities evidenced by one or more Unrestricted Global Securities (CUSIP No. ), to be held with the Depositary.

                  In connection with such request and in respect of such Securities, the Transferor does hereby certify that such transfer has been effected pursuant to and in accordance with either (i) Rule 144 under the U.S. Securities Act of 1933, as amended (the "Securities Act"), and accordingly the
                                          ---------------
Transferor does hereby further certify that the Securities have been transferred in a transaction permitted by Rule 144 in accordance with any applicable blue sky or securities laws of any state of the United States.

                  This certificate and the statements contained herein are made for your benefit and the benefit of the Company and the initial purchasers, if any, of the Securities being transferred.


                                        [Insert Name of Transferor]


                                        By:_____________________________
                                        Name:

                                        Title:
Dated: __________, ____

cc:  TIG Holdings, Inc.

                                                                    EXHIBIT C

                          FORM OF TRANSFER CERTIFICATE
           FOR TRANSFER OR EXCHANGE FROM REGULATION S GLOBAL SECURITY
                          TO RESTRICTED GLOBAL SECURITY
                   (Transfers Pursuant to Section 3.5(c)(v)(D)
                                of the Indenture)


The Chase Manhattan Bank
450 West 33rd Street, 15th Floor
New York, NY  10001-2697
   Attention:  Global Trust Services


                  Re:      TIG Holdings, Inc.
                           8.597% Junior Subordinated Deferrable Interest Debentures, Series I (the "Securities")
                                                      ----------

                  Reference is hereby made to the Junior Subordinated Indenture, dated as of January 30, 1997 (the "Indenture"), among TIG Holdings, Inc., as
                                    ---------
issuer (the  "Company"),  and The Chase Manhattan Bank, as trustee.  Capitalized
              -------
terms used but not defined herein shall have the meanings given to them in the Indenture.

                  This letter relates to $ __________ principal amount of Securities which are evidenced by one or more Regulation S Global Securities (CINS No. and ISIN No. and held with the Depositary in the name of [Insert Name of Transferor] (the "Transferor"). The Transferor has requested a transfer of
                       ----------
such beneficial interest in Securities to a Person who will take delivery thereof in the form of an equal principal amount of Securities evidenced by one or more Restricted Global Securities (CUSIP No. ), to be held with the Depositary.

                  In connection with such request and in respect of such Securities, the Transferor does hereby certify that such transfer is being effected pursuant to and in accordance with Rule 144A under the U.S. Securities Act of 1933, as amended (the "Securities Act"), and, accordingly, the Transferor
                              --------------
does hereby further certify that the Securities are being transferred to a Person that the Transferor reasonably believes is purchasing the Securities for its own account, or for one or more accounts with respect to which such Person exercises sole investment discretion, and such Person and each such account is a "qualified institutional buyer" within the meaning of Rule 144A, in each case in
 -----------------------------
a transaction meeting the requirements of Rule 144A and in accordance with any applicable blue sky or securities laws of any state of the United States.

                  This certificate and the statements contained herein are made for your benefit and the benefit of the Company and the initial purchasers, if any, of the Securities being transferred.

                                      [Insert Name of Transferor]


                                      By:_____________________________
                                      Name:
                                      Title:

Dated:__________, ____

cc:  TIG Holdings, Inc.

                                                                     EXHIBIT D

                          FORM OF TRANSFER CERTIFICATE
             FOR TRANSFER OR EXCHANGE OF RESTRICTED GLOBAL SECURITY (Transfers Pursuant to Section 3.5(b) or 3.5(c)(v)(E)
                               of the Indenture)


The Chase Manhattan Bank
450 West 33rd Street, 15th Floor
New York, NY  10001-2697
   Attention:  Global Trust Services


                  Re:      TIG Holdings, Inc.
                           8.597% Junior Subordinated Deferrable Interest Debentures, Series I (the "Securities")
                                                      ----------


                  Reference is hereby made to the Indenture, dated as of January 30, 1997 (the "Indenture"), among TIG Holdings, Inc., as issuer (the "Company"),
               ---------                                              -------
and The Chase Manhattan Bank, as trustee. Capitalized terms used but not defined herein shall have the meanings given to them in the Indenture.

                  This letter relates to $__________ principal amount of Securities presented or surrendered on the date hereof (the "Surrendered
                                                                     -----------
Securities")  which are  registered  in the name of [Insert Name of  Transferor]
----------
(the "Transferor").  The Transferor has requested a transfer of such Surrendered
      ----------
Securities to a Person other than the Transferor (each such transaction being referred to herein as a "transfer").
                         --------

                  In connection with such request and in respect of such Surrendered Securities, the Transferor does hereby certify that:

                                   [CHECK ONE]
 _
|_|      (a)      the Surrendered Securities are being transferred to the
                  Company;

                                       or
 _
|_|      (b)      the Surrendered Securities are being transferred pursuant to and in accordance  with Rule 144A under the U.S.  Securities
                  Act of 1933 (the "Securities  Act") and,  accordingly,  the
                                    ---------------
                  Transferor does hereby further certify that the Surrendered Securities are being transferred to a Person that the Transferor reasonably believes is purchasing the Surrendered Securities for its own account, or for one or more accounts with respect to which such Person exercises sole investment discretion, and such Person and each such account is a "qualified institutional buyer" within the meaning of Rule 144A, in each case in a transaction meeting the requirements of Rule 144A and in accordance with any applicable blue sky or securities laws of any state of the United States;
                                       or

 _
|_|      (c)      the Surrendered Securities are being transferred pursuant to and in accordance with Regulation S under the Securities Act, and

                    (i) the offer of the Surrendered Securities was not made to a person in the United States;

                   (ii)    either:

                                     (A)    at  the  time  the  buy   order  was
                                            originated,   the   transferee   was
                                            outside  the  United  States  or the
                                            Transferor  and any person acting on
                                            its behalf  reasonably  believed and
                                            believes  that  the  transferee  was
                                            outside the United States, or

                                     (B)    the  transaction was executed in, on
                                            or  through  the   facilities  of  a
                                            designated    offshore    securities
                                            market and  neither  the  Transferor
                                            nor any person  acting on its behalf
                                            knows  that  the   transaction   was
                                            prearranged  with  a  buyer  in  the
                                            United States;

                  (iii)    no  directed   selling  efforts  have  been  made  in
                           contravention of the requirements of Rule 903(b) or Rule 904(b) of Regulation S, as applicable; and

                   (iv) the transaction is not part of a plan or scheme to evade the registration requirements of the Securities Act;

 _
|_| (d) the Surrendered Securities are being transferred in a transaction permitted by Rule 144 under the Securities Act and in accordance with any applicable blue sky securities laws of any state of the United States.

                  This certificate and the statements contained herein are made for your benefit and the benefit of the Company and the initial purchasers, if any, of the Securities being transferred. Terms used in this certificate and not otherwise defined in the Indenture have the meanings set forth in Regulation S under the Securities Act.

                                      [Insert Name of Transferor]


                                      By:_______________________________
                                      Name:
                                      Title:

Dated ___________________, ____

cc:  TIG Holdings, Inc.

                                                                    EXHIBIT E

                        FORM OF INSTITUTIONAL ACCREDITED
                      INVESTOR TRANSFEREE COMPLIANCE LETTER


TIG Holdings, Inc.
65 East 55th Street
New york, NY  10022
   Attention:

The Chase Manhattan Bank
450 West 33rd Street, 15th Floor
New York, NY  10001-2697
   Attention:  Global Trust Services

Ladies and Gentlemen:

                  In connection with our proposed purchase of $ aggregate principal amount of the 8.597% Junior Subordinated Deferrable Interest Debentures, Series I (the "Securities") of TIG Holdings, Inc. (the "Company"),
                            ----------                                -------
we represent, warrant, agree and acknowledge as follows:

                  1. We understand that the Securities have not been registered under the U.S. Securities Act of 1933, as amended (the "Securities
                                                                      ----------
         Act"),  and  may not be  sold  except  as  permitted  in the  following
         ---
         sentence. We agree, on our own behalf and on behalf of any accounts for which we are acting as hereinafter stated, that if we should resell, pledge or otherwise transfer such Securities within three years after the original issuance of the Securities or if we were during the three months preceding the proposed date of transfer an Affiliate (within the meaning of Rule 144 under the Securities Act) of the Company, such Securities may be resold, pledged or transferred only (i) to the Company, (ii) so long as such Securities are eligible for resale pursuant to Rule 144A under the Securities Act ("Rule 144A"), to a
                                                             ----------
         person whom we reasonably believe is a "qualified institutional buyer" (as defined in Rule 144A) that purchases for its own account or for the account of a qualified institutional buyer to whom notice is given that the resale, pledge or transfer is being made in reliance on Rule 144A (as indicated by the box checked by the transferor on the Transferor Certificate, a form of which is attached as Exhibit D to the Indenture relating to the Securities, dated as of January 30, 1997), (iii) in an offshore transaction in accordance with Rule 904 of Regulation S under the Securities Act, (iv) to an institution that is an "accredited investor" as defined in Rule 501(a) (1), (2), (3) or (7) under the Securities Act that is acquiring the Securities for investment purposes and not for distribution and an Institutional Accredited Investor Transferee Compliance Letter in the form hereof is delivered to the Company and to the Trustee under the Indenture relating to the Securities by such accredited investor, (v) pursuant to an exemption from registration under the Securities Act provided by Rule 144 (if applicable) under the Securities Act, or (vi) pursuant to an effective registration statement under the Securities Act, in each case in accordance with any applicable securities laws of any state of the United States, and we will notify any purchaser of the Securities from us of the above resale restrictions, if then applicable. We further understand that in connection with any transfer of the Securities by us that the Company and the Trustee may request, and if so requested we will furnish, such certificates and other information as they may reasonably require to confirm that any such transfer complies with the foregoing restrictions.

                  2. We are an institutional investor and are an "accredited investor" (as defined in Rule 501(a)(1), (2), (3) or (7) of Regulation D under the Securities Act) and we have such knowledge and experience in financial and business matters as to be capable of evaluating the merits and risks of our investment in the Securities, and we and any accounts for which we are acting are acquiring the Junior Subordinated Debentures for investment purposes and not with a view to, or offer or sale in connection with, any distribution in violation of the Securities Act and we and any accounts for which we are acting are each able to bear the economic risk of our or its investment.

                  3. We understand that the Securities will be issued solely in physical certificated form (and not in the form of interests in securities deposited with The Depository Trust Company) and the minimum principal amount of Securities that may be purchased by an institutional accredited investor is $250,000.

                  4. We are acquiring the Securities purchased by us for our own account or for one or more accounts as to each of which we exercise sole investment discretion.

                  5. You are entitled to rely upon this letter and you are irrevocably authorized to produce this letter or a copy hereof to any interested party in any administrative or legal proceeding or official inquiry with respect to the matters covered hereby.

                                             Very truly yours,


                                             [NAME OF PURCHASER]


                                             By:_________________
                                             Name:
                                             Title:

Date: ________ __, ____

                   CERTIFICATE OF TRUST OF TIG CAPITAL TRUST I


                  THIS Certificate of Trust of TIG Capital Trust I (the "Trust"), dated January __, 1997, is being duly executed and filed by The Chase Manhattan Bank, a New York banking corporation and Chase Manhattan Bank Delaware, a Delaware banking corporation, as trustees, to form a business trust under the Delaware Business Trust Act (12 Del. C. ss.3801 et seq.).

      1.       Name. The name of the business trust formed hereby is TIG Capital
               ----
Trust I.

      2.       Delaware  Trustee.  The name and business address of the trustee
               -----------------
of the Trust in the State of Delaware is Chase  Manhattan  Bank  Delaware,  1201
Market  Street,  Wilmington,   Delaware  19801,  Attention:   Corporate  Trustee
Administration.

      3. Effective Date. This Certificate of Trust shall be effective upon filing. IN WITNESS WHEREOF, the undersigned, being the sole trustees of the Trust, has executed this Certificate of Trust as of the date first-above written.


                            THE CHASE MANHATTAN BANK

                            By:___________________________________
                            Name:
                            Title:



                            CHASE MANHATTAN BANK DELAWARE

                            By:___________________________________
                            Name: John J. Cashin
                            Title:  Senior Trust Officer

                         -------------------------------



                     CAPITAL SECURITIES GUARANTEE AGREEMENT

                               TIG Holdings, Inc.


                          Dated as of January 30, 1997


                         -------------------------------

                                TABLE OF CONTENTS
                                -----------------
                                                                           Page
                                                                           ----

ARTICLE I
               DEFINITIONS AND INTERPRETATION...............................  1

SECTION 1.1    Definitions and Interpretation...............................  1

ARTICLE II
                    TRUST INDENTURE ACT.....................................  4

SECTION 2.1    Trust Indenture Act; Application.............................  4
SECTION 2.2    Lists of Holders of Securities...............................  5
SECTION 2.3    Reports by the Guarantee Trustee.............................  5
SECTION 2.4    Periodic Reports to Guarantee Trustee........................  5
SECTION 2.5    Evidence of Compliance with Conditions Precedent.............  5
SECTION 2.6    Events of Default; Waiver....................................  6
SECTION 2.7    Event of Default; Notice.....................................  6
SECTION 2.8    Conflicting Interests........................................  6

ARTICLE III
               POWERS, DUTIES AND RIGHTS OF
                    GUARANTEE TRUSTEE.......................................  7

SECTION 3.1    Powers and Duties of the Guarantee Trustee...................  7
SECTION 3.2    Certain Rights of Guarantee Trustee..........................  8
SECTION 3.3    Not Responsible for Recitals or Issuance of Guarantee........ 10

ARTICLE IV
                    GUARANTEE TRUSTEE....................................... 10

SECTION 4.1    Guarantee Trustee; Eligibility............................... 10
SECTION 4.2    Appointment, Removal and Resignation of Guarantee Trustees... 11

                                    ARTICLE V
                    GUARANTEE TRUSTEE....................................... 10

SECTION 5.1    Guarantee.................................................... 12
SECTION 5.2    Waiver of Notice and Demand.................................. 12
SECTION 5.3    Obligations Not Affected..................................... 13
SECTION 5.4    Rights of Holders............................................ 14

SECTION 5.5    Guarantee of Payment......................................... 14
SECTION 5.6    Subrogation.................................................. 14
SECTION 5.7    Independent Obligations...................................... 14

                                   ARTICLE VI
     LIMITATION OF TRANSACTIONS; SUBORDINATION.............................. 15

SECTION 6.1    Limitation of Transactions................................... 15
SECTION 6.2    Ranking...................................................... 15

                                   ARTICLE VII
           TERMINATION...................................................... 15

SECTION 7.1         Termination............................................. 15

                                  ARTICLE VIII
          INDEMNIFICATION................................................... 16

SECTION 8.1    Exculpation.................................................. 16

SECTION 8.2    Indemnification.............................................. 16

         ARTICLE IX
                    MISCELLANEOUS........................................... 17

SECTION 9.1    Successors and Assigns....................................... 17
SECTION 9.2    Amendments................................................... 17
SECTION 9.3    Notices...................................................... 17
SECTION 9.4    Benefit...................................................... 18
SECTION 9.5    Governing Law................................................ 18

                     CAPITAL SECURITIES GUARANTEE AGREEMENT


                  This GUARANTEE AGREEMENT (the "Guarantee"), dated as of January 30, 1997, is executed and delivered by TIG Holdings, Inc., a Delaware corporation (the "Guarantor"), and The Chase Manhattan Bank, as trustee (the "Guarantee Trustee"), for the benefit of the Holders (as defined herein) from time to time of the Capital Securities (as defined herein) of TIG Capital Trust I, a Delaware statutory business trust (the "Issuer").

                  WHEREAS, pursuant to an Amended and Restated Trust Agreement (the "Trust Agreement"), dated as of January 30, 1997, among The Chase Manhattan Bank, as Property Trustee, Chase Manhattan Bank Delaware, as Delaware Trustee, the Guarantor, as depositor, the Administrators named therein and the holders from time to time of preferred undivided beneficial interests in the assets of the Issuer, the Issuer is issuing on the date hereof 125,000 capital securities, having an aggregate liquidation amount of $125,000,000, designated the 8.597% Capital Securities (the "Capital Securities");

                  WHEREAS, the Capital Securities will be issued by the Issuer and the proceeds thereof, together with the proceeds from the issuance of the Issuer's Common Securities (as defined herein), will be used to purchase the Debentures (as defined herein) of the Guarantor, which Debentures will be deposited with The Chase Manhattan Bank, as Property Trustee under the Trust Agreement, as trust assets;

                  WHEREAS, as incentive for the Holders to purchase the Capital Securities, the Guarantor desires irrevocably and unconditionally to agree, to the extent set forth in this Guarantee, to pay to the Holders the Guarantee Payments (as defined herein) and to make certain other payments on the terms and conditions set forth herein.

                  NOW, THEREFORE, in consideration of the purchase by each Holder of Capital Securities, which purchase the Guarantor hereby agrees shall benefit the Guarantor, the Guarantor executes and delivers this Guarantee for the benefit of the Holders.


                                    ARTICLE I
                         DEFINITIONS AND INTERPRETATION

Definitions and Interpretationand Interpretation

                  In this Guarantee, unless the context otherwise requires:

                  (a) Capitalized terms used in this Guarantee but not defined in the preamble above have the respective meanings assigned to them in this Section 1.1;

                  (b) a term defined anywhere in this Guarantee has the same meaning throughout;

                  (c) all references to "the Guarantee" or "this Guarantee" are to this Guarantee as modified, supplemented or amended from time to time;

                  (d) all references in this Guarantee to Articles and Sections are to Articles and Sections of this Guarantee, unless otherwise specified;

                  (e) a term defined in the Trust Indenture Act has the same meaning when used in this Guarantee, unless otherwise defined in this Guarantee or unless the context otherwise requires; and

                  (f) a reference to the singular includes the plural and vice versa.

                  "Authorized  Officer"  of a Person  means any  Person  that is
                   -------------------
authorized to bind such Person.

                  "Affiliate"  of any  specified  Person  means any other Person
                   ---------
directly or indirectly controlling or controlled by or under direct or indirect common control with such specified Person. For the purposes of this definition, "control" when used with respect to any specified Person means the power to direct the management and policies of such Person, directly or indirectly, whether through the ownership of voting securities, by contract or otherwise; and the terms "controlling" and "controlled" have meanings correlative to the foregoing.

                  "Business Day" means any day other than a Saturday or a Sunday
                   ------------
or a day on which banking institutions in the City of New York, New York are authorized or required by any applicable law to close.

                  "Common  Securities" means the securities  representing common
                   ------------------
undivided beneficial interests in the assets of the Issuer.

                  "Corporate  Trust  Office"  means the office of the  Guarantee
                   ------------------------
Trustee at which the corporate trust business of the Guarantee Trustee shall, at any particular time, be principally administered, which office at the date of execution of this Agreement is located at 450 West 33rd Street, 15th Floor, New York, NY 10001.

                  "Covered Person" mans any Holder or beneficial owner of
                   --------------
Capital Securities.

                  "Debentures"  means the  series of  junior  subordinated  debt
                   ----------
securities of the Guarantor designated the 8.597% Junior Subordinated Deferrable Interest Debentures due January 15, 2027 held by the Property Trustee (as defined in the Trust Agreement) of the Issuer.

                  "Event of Default"  means a default by the Guarantor on any of
                   ----------------
its payment or other obligations under this Guarantee.

                  "Guarantee Payments" means the following payments or distributions, without duplication, with respect to the Capital Securities, to the extent not paid or made by the Issuer: (i) any accrued and unpaid Distributions (as defined in the Trust Agreement) that are required to be paid on the Capital Securities, to the extent the Issuer has funds available therefor, (ii) the Redemption Price (as defined in the Trust Agreement), to the extent the Issuer has funds available therefor, with respect to any Capital Securities called for redemption by the Issuer and (iii) upon a voluntary or involuntary termination, winding-up or liquidation of the Issuer (other than in connection with the distribution of Debentures to the Holders in exchange for Capital Securities as provided in the Trust Agreement or the redemption of all of the Capital Securities upon the maturity or redemption of all of the Debentures as provided in the Trust Agreement) the lesser of (a) the Liquidation Distribution (as defined in the Trust Agreement) with respect to the Capital Securities to the extent the Issuer shall have funds on hand available therefor at such time, and (b) the amount of assets of the Issuer remaining for distribution to Holders on liquidation of the Issuer.

                  "Guarantee  Trustee" means The Chase Manhattan  Bank,  until a
                   ------------------
Successor Guarantee Trustee has been appointed and has accepted such appointment pursuant to the terms of this Guarantee and thereafter means each such Successor Guarantee Trustee.

                  "Holder" shall mean any holder, as registered on the books and
                   ------
records of the Issuer, of any Capital Securities; provided, however, that, in determining whether the holders of the requisite percentage of Capital Securities have given any request, notice, consent or waiver hereunder, "Holder" shall not include the Guarantor or any Affiliate of the Guarantor.

                  "Indemnified   Person"  means  the  Guarantee   Trustee,   any
                   --------------------
Affiliate of the Guarantee Trustee, or any officers, directors, shareholders, members, partners, employees, representatives, nominees, custodians or agents of the Guarantee Trustee.

                  "Indenture" means the Junior  Subordinated  Indenture dated as
                   ---------
of January 30, 1997, among the Guarantor and The Chase Manhattan Bank, as indenture trustee, and any indenture supplemental thereto pursuant to which the Debentures are to be issued to the Property Trustee of the Issuer.

                  "Majority  in  liquidation  amount of the  Securities"  means,
                   ----------------------------------------------------
except as provided by the Trust Indenture Act, a vote by Holder(s) of Capital Securities, voting separately as a class, holding Capital Securities representing more than 50% of the aggregate liquidation amount (including the stated amount that would be paid on redemption, liquidation or otherwise, plus accrued and unpaid Distributions to the date upon which the voting percentages are determined) of all Capital Securities.

                  "Officers'  Certificate"  means, with respect to any Person, a
                   ----------------------
certificate signed by two Authorized Officers of such Person. Any Officers' Certificate delivered with respect to compliance with a condition or covenant provided for in this Guarantee shall include:

                  (a) a statement that each officer signing the Officers' Certificate has read the covenant or condition and the definitions relating thereto;

                  (b) a brief statement of the nature and scope of the examination or investigation undertaken by each officer in rendering the Officers' Certificate;

                  (c)  a  statement   that  each  such  officer  has  made  such
         examination or investigation as, in such officer's opinion, is necessary to enable such officer to express an informed opinion as to whether or not such covenant or condition has been complied with; and

                  (d) a statement as to whether, in the opinion of each such officer, such condition or covenant has been complied with.

                  "Person"  means  a legal  person,  including  any  individual,
                   ------
corporation, estate, partnership, joint venture, association, joint stock company, limited liability company, trust, unincorporated association, or government or any agency or political subdivision thereof, or any other entity of whatever nature.

                  "Responsible  Officer"  means,  with respect to the  Guarantee
                   --------------------
Trustee, any officer within the Corporate Trust Office of the Guarantee Trustee, including any vice-president, any assistant vice-president, any secretary, any assistant secretary, the treasurer, any assistant treasurer or other officer of the Corporate Trust Office of the Guarantee Trustee customarily performing functions similar to those performed by any of the above designated officers and also means, with respect to a particular corporate trust matter, any other officer to whom such matter is referred because of that officer's knowledge of and familiarity with the particular subject.

                  "Successor  Guarantee  Trustee"  means a  successor  Guarantee
                   -----------------------------
Trustee possessing the qualifications to act as Guarantee Trustee under Section 4.1.

                  "Trust  Indenture Act" means the Trust  Indenture Act of 1939,
                   --------------------
as amended from time to time, or any successor legislation.


                                   ARTICLE II
                               TRUST INDENTURE ACT

SECTION 2.1       Trust Indenture Act; Application
                  --------------------------------

                  (a) At any time after this Guarantee has been qualified under the Trust Indenture Act, this Guarantee will be subject to the provisions of the Trust Indenture Act that are required to be part of this Guarantee and shall, to the extent applicable, be governed by such provisions; and

                  (b) except as otherwise expressly provided herein, the Trust Indenture Act shall apply as a matter of contract to this Guarantee for purposes
of  interpretation,   construction
and defining the rights and obligations hereunder, and this Guarantee, the Guarantor and the Guarantee Trustee shall be deemed for all purposes hereof to be subject to and governed by the Trust Indenture Act to the same extent as would be the case if this Guarantee were qualified under that Act on the date hereof. Except as otherwise expressly provided herein, if and to the extent that any provision of this Guarantee limits, qualifies or conflicts with the duties imposed by Sections 310 to 317, inclusive, of the Trust Indenture Act, such imposed duties shall control.

SECTION 2.2       Lists of Holders of Securities
                  ------------------------------

         (a) The Guarantor shall provide the Guarantee Trustee with a list, in such form as the Guarantee Trustee may reasonably require, of the names and addresses of the Holders ("List of Holders") as of such date, (i) within one Business Day after June 30 and December 31 of each year, and (ii) at any other time within 30 days of receipt by the Guarantor of a written request for a List of Holders as of a date no more than 15 days before such List of Holders is given to the Guarantee Trustee provided, that the Guarantor shall not be obligated to provide such List of Holders at any time the List of Holders does not differ from the most recent List of Holders given to the Guarantee Trustee by the Guarantor. The Guarantee Trustee may destroy any List of Holders previously given to it on receipt of a new List of Holders.

                  (b) The Guarantee Trustee shall comply with its obligations under Sections 311(a), 311(b) and 312(b) of the Trust Indenture Act.

SECTION 2.3       Reports by the Guarantee Trustee
                  --------------------------------

                  Within 60 days after May 15 of each year, the Guarantee Trustee shall provide to the Holders such reports as are required by Section 313 of the Trust Indenture Act, if any, in the form and in the manner provided by
Section 313 of the Trust Indenture Act. If this Guarantee shall have been qualified under the Trust Indenture Act, the Guarantee Trustee shall also comply with the requirements of Section 313(d) of the Trust Indenture Act.

SECTION 2.4       Periodic Reports to Guarantee Trustee
                  -------------------------------------

                  The Guarantor shall provide to the Guarantee Trustee such documents, reports and information as required by Section 314 (if any) and the compliance certificate required by Section 314 of the Trust Indenture Act in the form, in the manner and at the times required by Section 314 of the Trust Indenture Act provided that such documents, reports and information shall be required to be provided to the Securities and Exchange Commission only if the Guarantee shall have been qualified under the Trust Indenture Act.

SECTION 2.5       Evidence of Compliance with Conditions Precedent
                  ------------------------------------------------

                  The Guarantor shall provide to the Guarantee Trustee such evidence of compliance with any conditions precedent, if any, provided for in this Guarantee that relate to any of the matters set forth in Section 314(c) of the Trust Indenture Act. Any certificate or opinion required to be given by an officer pursuant to Section 314(c)(1) may be given in the form of an Officers' Certificate.

SECTION 2.6       Events of Default; Waiver
                  -------------------------

                  The Holders of a Majority in liquidation amount of Capital Securities may, by vote, on behalf of the Holders of all of the Capital Securities, waive any past Event of Default and its consequences. Upon such waiver, any such Event of Default shall cease to exist, and any Event of Default arising therefrom shall be deemed to have been cured, for every purpose of this Guarantee, but no such waiver shall extend to any subsequent or other default or Event of Default or impair any right consequent thereon.

SECTION 2.7       Event of Default; Notice
                  ------------------------

                  (a) The Guarantee Trustee shall, within 90 days after the occurrence of an Event of Default, transmit by mail, first class postage prepaid, to the Holders, notices of all Events of Default actually known to a Responsible Officer of the Guarantee Trustee, unless such defaults have been cured before the giving of such notice, provided, that, the Guarantee Trustee shall be protected in withholding such notice if and so long as a Responsible Officer of the Guarantee Trustee in good faith determines that the withholding of such notice is in the interests of the Holders.

                  (b) The Guarantee Trustee shall not be deemed to have knowledge of any Event of Default unless the Guarantee Trustee shall have received written notice, or of which a Responsible Officer of the Guarantee Trustee charged with the administration of this Guarantee shall have obtained actual knowledge.

SECTION 2.8       Conflicting Interests
                  ---------------------

                  The Indenture and the Trust Agreement shall be deemed to be specifically described in this Guarantee for the purposes of clause (i) of the first proviso contained in Section 310(b) of the Trust Indenture Act.

                                   ARTICLE III
                          POWERS, DUTIES AND RIGHTS OF
                                GUARANTEE TRUSTEE

SECTION 3.1        Powers and Duties of the Guarantee Trusteees
                   --------------------------------------------

                  (a) This Guarantee shall be held by the Guarantee Trustee for the benefit of the Holders, and the Guarantee Trustee shall not transfer its right, title and interest in this Guarantee to any Person except a Holder exercising his or her rights pursuant to Section 5.4(b) or to a Successor Guarantee Trustee on acceptance by such Successor Guarantee Trustee of its appointment to act as Successor Guarantee Trustee. The right, title and interest of the Guarantee Trustee shall automatically vest in any Successor Guarantee Trustee, and such vesting and cessation of title shall be effective whether or not conveyancing documents have been executed and delivered pursuant to the appointment of such Successor Guarantee Trustee.

                  (b) If an Event of Default actually known to a Responsible Officer of the Guarantee Trustee has occurred and is continuing, the Guarantee Trustee shall enforce this Guarantee for the benefit of the Holders of the Capital Securities.

                  (c) The Guarantee Trustee, before the occurrence of any Event of Default and after the curing of all Events of Default that may have occurred, shall undertake to perform only such duties as are specifically set forth in this Guarantee, and no implied covenants shall be read into this Guarantee against the Guarantee Trustee. In case an Event of Default has occurred (that has not been cured or waived pursuant to Section 2.6) and is actually known to a Responsible Officer of the Guarantee Trustee, the Guarantee Trustee shall exercise such of the rights and powers vested in it by this Guarantee, and use the same degree of care and skill in its exercise thereof, as a prudent person would exercise or use under the circumstances in the conduct of his or her own affairs.

                  (d) No provision of this Guarantee shall be construed to relieve the Guarantee Trustee from liability for its own negligent action, its own negligent failure to act, or its own willful misconduct, except that:

                  (i) prior to the occurrence of any Event of Default and after the curing or waiving of all such Events of Default that may have occurred:

                                    (A)  the  duties  and   obligations  of  the
                  Guarantee Trustee shall be determined solely by the express provisions of this Guarantee (including pursuant to Section 2.1), and the Guarantee Trustee shall not be liable except for the performance of such duties and obligations as are specifically set forth in this Guarantee (including pursuant to Section 2.1), and no implied covenants or obligations shall be read into this Guarantee against the Guarantee Trustee; and

                                    (B) in the  absence of bad faith on the part
                  of  the  Guarantee   Trustee,   the   Guarantee   Trustee  may
                  conclusively rely, as to the truth of the statements and the correctness of the opinions expressed therein, upon any certificates or opinions furnished to the Guarantee Trustee and conforming to the requirements of this Guarantee; but in the case of any such certificates or opinions that by any provision hereof are specifically required to be furnished to the Guarantee Trustee, the Guarantee Trustee shall be under a duty to examine the same to determine whether or not they conform to the requirements of this Guarantee;

                           (ii) the Guarantee Trustee shall not be liable for any error of judgment made in good faith by a Responsible Officer of the Guarantee Trustee, unless it shall be proved that the Guarantee Trustee was negligent in ascertaining the pertinent facts upon which such judgment was made;

                           (iii) the Guarantee Trustee shall not be liable with respect to any action taken or omitted to be taken by it in good faith in accordance with the direction of the Holders of not less than a Majority in liquidation amount of the Securities relating to the time, method and place of conducting any proceeding for any remedy available to the Guarantee Trustee, or exercising any trust or power conferred upon the Guarantee Trustee under this Guarantee; and

                           (iv) no provision of this Guarantee shall require the Guarantee Trustee to expend or risk its own funds or otherwise incur personal financial liability in the performance of any of its duties or in the exercise of any of its rights or powers, if the Guarantee Trustee shall have reasonable grounds for believing that the repayment of such funds or liability is not reasonably assured to it under the terms of this Guarantee or indemnity, reasonably satisfactory to the Guarantee Trustee, against such risk or liability is not reasonably assured to it.

SECTION 3.2        Certain Rights of Guarantee Trustee
                   -----------------------------------

                  (a)      Subject to the provisions of Section 3.1:

                           (i) The Guarantee Trustee may conclusively rely, and shall be fully protected in acting or refraining from acting, upon any resolution, certificate, statement, instrument, opinion, report, notice, request, direction, consent, order, bond, debenture, note, other evidence of indebtedness or other paper or document believed by it to be genuine and to have been signed, sent or presented by the proper party or parties.

                           (ii) Any direction or act of the Guarantor contemplated by this Guarantee shall be sufficiently evidenced by an Officers' Certificate.

                           (iii) Whenever, in the administration of this Guarantee, the Guarantee Trustee shall deem it desirable that a matter be proved or established before taking, suffering or omitting any action hereunder, the Guarantee Trustee (unless other evidence is herein specifically prescribed) may, in the absence of bad faith on its part, request and conclusively rely upon an Officers' Certificate which, upon receipt of such request, shall be promptly delivered by the Guarantor.

                           (iv) The Guarantee Trustee shall have no duty to see to any recording, filing or registration of any instrument (or any rerecording, refiling or registration thereof).

                           (v) The Guarantee Trustee may consult with counsel, and the written advice or opinion of such counsel with respect to legal matters shall be full and complete authorization and protection in respect of any action taken, suffered or omitted by it hereunder in good faith and in accordance with such advice or opinion. Such counsel may be counsel to the Guarantor or any of its Affiliates and may include any of its employees. The Guarantee Trustee shall have the right at any time to seek instructions concerning the administration of this Guarantee from any court of competent jurisdiction.

                           (vi) The Guarantee Trustee shall be under no obligation to exercise any of the rights or powers vested in it by this Guarantee at the request or direction of any Holder, unless such Holder shall have provided to the Guarantee Trustee such security and indemnity, reasonably satisfactory to the Guarantee Trustee, against the costs, expenses (including attorneys' fees and expenses and the expenses of the Guarantee Trustee's agents, nominees or custodians) and liabilities that might be incurred by it in complying with such request or direction, including such reasonable advances as may be requested by the Guarantee Trustee; provided that, nothing contained in this Section 3.2(a)(vi) shall be taken to relieve the Guarantee Trustee, upon the occurrence of an Event of Default, of its obligation to exercise the rights and powers vested in it by this Guarantee.

                           (vii) The Guarantee Trustee shall not be bound to make any investigation into the facts or matters stated in any resolution, certificate, statement, instrument, opinion, report, notice, request, direction, consent, order, bond, debenture, note, other evidence of indebtedness or other paper or document, but the Guarantee Trustee, in its discretion, may make such further inquiry or investigation into such facts or matters as it may see fit.

                           (viii) The Guarantee Trustee may execute any of the trusts or powers hereunder or perform any duties hereunder either directly or by or through agents, nominees, custodians or attorneys, and the Guarantee Trustee shall not be responsible for any misconduct or negligence on the part of any agent or attorney appointed with due care by it hereunder.

                           (ix) Any action taken by the Guarantee Trustee or its agents hereunder shall bind the Holders of the Capital Securities, and the signature of the Guarantee Trustee or its agents alone shall be sufficient and effective to perform any such action. No third party shall be required to inquire as to the authority of the Guarantee Trustee to so act or as to its compliance with any of the terms and provisions of this Guarantee, both of which shall be conclusively evidenced by the Guarantee Trustee's or its agent's taking such action.

                           (x) Whenever in the administration of this Guarantee the Guarantee Trustee shall deem it desirable to receive instructions with respect to enforcing any remedy or right or taking any other action hereunder, the Guarantee Trustee (i) may request instructions from the Holders of a Majority in liquidation amount of the Securities,
         (ii) may refrain from enforcing such remedy or right or taking such other action until such instructions are received and (iii) shall be protected in conclusively relying on or acting in accordance with such instructions.

                  (b) No provision of this Guarantee shall be deemed to impose any duty or obligation on the Guarantee Trustee to perform any act or acts or exercise any right, power, duty or obligation conferred or imposed on it in any jurisdiction in which it shall be illegal, or in which the Guarantee Trustee shall be unqualified or incompetent in accordance with applicable law, to perform any such act or acts or to exercise any such right, power, duty or obligation. No permissive power or authority available to the Guarantee Trustee shall be construed to be a duty.

SECTION 3.1        Not Responsible for Recitals or Issuance of Guaranteels
                   -------------------------------------------------------

                  The recitals contained in this Guarantee shall be taken as the statements of the Guarantor, and the Guarantee Trustee does not assume any responsibility for their correctness. The Guarantee Trustee makes no representation as to the validity or sufficiency of this Guarantee.


                                   ARTICLE IV
                                GUARANTEE TRUSTEE

SECTION 4.1        Guarantee Trustee; Eligibility
                   ------------------------------

                  (a) There shall at all times be a Guarantee Trustee which shall:

                           (i)      not be an Affiliate of the Guarantor; and

                           (ii) be a corporation organized and doing business under the laws of the United States of America or any State or Territory thereof or of the District of Columbia, or a corporation or Person permitted by the Securities and Exchange Commission to act as an institutional trustee under the Trust Indenture Act, authorized under such laws to exercise corporate trust powers, having a combined capital and surplus of at least 50 million U.S. dollars ($50,000,000), and subject to supervision or examination by Federal, State, Territorial or District of Columbia authority. If such corporation publishes reports of condition at least annually, pursuant to law or to the requirements of the supervising or examining authority referred to above, then, for the purposes of this Section 4.1(a)(ii), the combined capital and surplus of such corporation shall be deemed to be its combined capital and surplus as set forth in its most recent report of condition so published.

                  (b) If at any time the Guarantee Trustee shall cease to be eligible to so act under Section 4.1(a), the Guarantee Trustee shall immediately resign in the manner and with the effect set out in Section 4.2(c).

                  (c) If the Guarantee Trustee has or shall acquire any "conflicting interest" within the meaning of Section 310(b) of the Trust Indenture Act, the Guarantee Trustee and Guarantor shall in all respects comply with the provisions of Section 310(b) of the Trust Indenture Act.

SECTION 4.2        Appointment, Removal and Resignation of Guarantee
                   -------------------------------------------------
                   Trusteesation
                   -------------

                  (a) Subject to Section 4.2(b), the Guarantee Trustee may be appointed or removed at any time by the action of the Holders of a Majority in liquidation amount of the Securities delivered to the Guarantee Trustee and the Guarantor (i) for cause or (ii) if an Event of Default (as defined in the Indenture) shall have occurred and be continuing at any time.

                  (b) The Guarantee Trustee shall not be removed in accordance with Section 4.2(a) until a Successor Guarantee Trustee has been appointed and has accepted such appointment by written instrument executed by such Successor Guarantee Trustee and delivered to the Guarantor.

                  (c) The Guarantee Trustee appointed to office shall hold office until a Successor Guarantee Trustee shall have been appointed or until its removal or resignation. The Guarantee Trustee may resign from office (without need for prior or subsequent accounting) by an instrument in writing executed by the Guarantee Trustee and delivered to the Guarantor, which resignation shall not take effect until a Successor Guarantee Trustee has been appointed and has accepted such appointment by instrument in writing executed by such Successor Guarantee Trustee and delivered to the Guarantor and the resigning Guarantee Trustee.

                  (d) If no Successor Guarantee Trustee shall have been appointed and accepted appointment as provided in this Section 4.2 within 60 days after delivery to the Guarantor of an instrument of resignation, the resigning Guarantee Trustee may petition any court of competent jurisdiction for appointment of a Successor Guarantee Trustee. Such court may thereupon, after prescribing such notice, if any, as it may deem proper, appoint a Successor Guarantee Trustee.

                  (e) If a resigning Guarantee Trustee shall fail to appoint a successor, or if a Guarantee Trustee shall be removed or become incapable of acting as Guarantee Trustee and a replacement shall not be appointed prior to such resignation or removal, or if a vacancy shall occur in the office of Guarantee Trustee for any cause, the Holders of the Capital Securities, by the action of the Holders of record of not less than 25% in aggregate liquidation amount of the Capital Securities then outstanding delivered to such Guarantee Trustee, may appoint a Successor Guarantee Trustee or Trustees. If no successor Guarantee Trustee shall have been so appointed by the Holders of the Capital Securities and accepted appointment, any Holder, on behalf of such Holder and all other similarly situated, or any other Guarantee Trustee, may petition any court of competent jurisdiction for the appointment of a successor Guarantee Trustee.

                  (f) No Guarantee Trustee shall be liable for the acts or omissions to act of any Successor Guarantee Trustee.

                  (g) Upon termination of this Guarantee or removal or resignation of the Guarantee Trustee pursuant to this Section 4.2, the Guarantor shall pay to the Guarantee Trustee all amounts accrued and owing to such Guarantee Trustee to the date of such termination, removal or resignation.


                                    ARTICLE V
                                    GUARANTEE

SECTION 5.1        Guarantee
                   ---------

                  The Guarantor irrevocably and unconditionally agrees to pay in full on a subordinated basis to the Holders the Guarantee Payments (without duplication of amounts theretofore paid by or on behalf of the Issuer), as and when due, regardless of any defense, right of set-off or counterclaim that the Issuer may have or assert other than the defense of payment. The Guarantor's obligation to make a Guarantee Payment may be satisfied by direct payment of the required amounts by the Guarantor to the Holders or by causing the Issuer to pay such amounts to the Holders.

SECTION 5.2        Waiver of Notice and Demand
                   ---------------------------

                  The Guarantor hereby waives notice of acceptance of this Guarantee and of any liability to which it applies or may apply, presentment, demand for payment, any right to require a proceeding first against the Issuer or any other Person before proceeding against the Guarantor, protest, notice of nonpayment, notice of dishonor, notice of redemption and all other notices and demands.

SECTION 5.3        Obligations Not Affected
                   ------------------------

                  The obligations, covenants, agreements and duties of the Guarantor under this Guarantee shall in no way be affected or impaired by reason of the happening from time to time of any of the following:

                  (a) the release or waiver, by operation of law or otherwise, of the performance or observance by the Issuer of any express or implied agreement, covenant, term or condition relating to the Capital Securities to be performed or observed by the Issuer;

                  (b) the extension of time for the payment by the Issuer of all or any portion of the Distributions, Redemption Price, Liquidation Distribution or any other sums payable under the terms of the Capital Securities or the extension of time for the performance of any other obligation under, arising out of, or in connection with, the Capital Securities (other than an extension of time for payment of Distributions, Redemption Price, Liquidation Distribution or other sum payable that results from the extension of any interest payment period on the Debentures or any extension of the maturity date of the Debentures permitted by the Indenture);

                  (c) any failure, omission, delay or lack of diligence on the part of the Holders to enforce, assert or exercise any right, privilege, power or remedy conferred on the Holders pursuant to the terms of the Capital Securities, or any action on the part of the Issuer granting indulgence or extension of any kind;

                  (d) the voluntary or involuntary liquidation, dissolution, sale of any collateral, receivership, insolvency, bankruptcy, assignment for the benefit of creditors, reorganization, arrangement, composition or readjustment of debt of, or other similar proceedings affecting, the Issuer or any of the assets of the Issuer;

                  (e) any invalidity of, or defect or deficiency in, the Capital Securities;

                  (f) the settlement or compromise of any obligation guaranteed hereby or hereby incurred; or

                  (g) any other circumstance whatsoever that might otherwise constitute a legal or equitable discharge or defense of a guarantor, it being the intent of this Section 5.3 that the obligations of the Guarantor hereunder shall be absolute and unconditional under any and all circumstances.

                  There shall be no obligation of the Holders to give notice to, or obtain consent of, the Guarantor with respect to the happening of any of the foregoing.

SECTION 5.4        Rights of Holders
                   -----------------

                  (a) The Property Trustee on behalf of the holders of the outstanding Capital Securities have the right to direct the time, method and place of conducting of any proceeding for any remedy available to the Guarantee Trustee in respect of this Guarantee or exercising any trust or power conferred upon the Guarantee Trustee under this Guarantee.

                  (b) If the Guarantee Trustee fails to enforce this Guarantee any Holder may directly institute a legal proceeding against the Guarantor to enforce its rights under this Guarantee, without first instituting a legal proceeding against the Issuer, the Guarantee Trustee or any other Person.

                  (c) Notwithstanding the foregoing, a Holder may directly institute a legal proceeding against the Guarantor to enforce such Holder's right to receive payment under this

Guarantee.

SECTION 5.5        Guarantee of Payment
                   --------------------

                  This Guarantee creates a guarantee of payment and not of collection. This Guarantee will not be discharged except by payment of the Guarantee Payments in full (without duplication of amounts theretofore paid by the Issuer) or upon the distribution of Debentures to Holders as provided in the Trust Agreement.

SECTION 5.6        Subrogation
                   -----------

                  The Guarantor shall be subrogated to all (if any) rights of the Holders of Capital Securities against the Issuer in respect of any amounts paid to such Holders by the Guarantor under this Guarantee; provided, however, that the Guarantor shall not (except to the extent required by mandatory provisions of law) be entitled to enforce or exercise any right that it may acquire by way of subrogation or any indemnity, reimbursement or other agreement, in all cases as a result of payment under this Guarantee, if, at the time of any such payment, any amounts are due and unpaid under this Guarantee. If any amount shall be paid to the Guarantor in violation of the preceding sentence, the Guarantor agrees to hold such amount in trust for the Holders and to pay over such amount to the Holders.

SECTION 5.7        Independent Obligations
                   -----------------------

                  The Guarantor acknowledges that its obligations hereunder are independent of the obligations of the Issuer with respect to the Capital Securities, and that the Guarantor shall be liable as principal and as debtor hereunder to make Guarantee Payments pursuant to the terms of this Guarantee notwithstanding the occurrence of any event referred to in subsections (a) through (g), inclusive, of Section 5.3 hereof.

                                   ARTICLE VI
                    LIMITATION OF TRANSACTIONS; SUBORDINATION

SECTION 6.1        Limitation of Transactions
                   --------------------------

                  So long as any Capital Securities remain outstanding, if there shall have occurred any event that would constitute an Event of Default or an event of default under the Trust Agreement, then (a) the Guarantor shall not declare or pay any dividend on, make any distributions with respect to, or redeem, purchase, acquire or make a liquidation payment with respect to, any of its capital stock or make any guarantee payment with respect thereto (other than
(i) repurchases, redemptions or other acquisitions of shares of capital stock of the Guarantor in connection with any employment contract, benefit plan or other similar arrangement with or for the benefit of employees, officers, directors or consultants, (ii) as a result of an exchange or conversion of any class or series of the Guarantor's capital stock (or any capital stock of any subsidiary of the Guarantor) for any other class or series of the Guarantor's capital stock or of any class or series of the Guarantor's indebtedness for any class or series of the Guarantor's capital stock, (iii) the repurchase of fractional interests in shares of the Guarantor's capital stock pursuant to the conversion or exchange provisions of such capital stock or the security being converted or exchanged, (iv) any declaration of a dividend in connection with any stockholder's rights plan, or the issuance of rights, stock or other property under any stockholder's rights plan, or the redemption or repurchase of rights pursuant thereto, or (v) any dividend in the form of stock, warrants, options or other rights where the dividend stock or the stock issuable upon exercise of such warrants, options or other rights is the same stock as that on which the dividend is being paid or ranks pari passu with or junior to such stock) and (b) the Guarantor shall not make any payment of interest on or principal of (or premium, if any, on), or repay, repurchase or redeem, any debt securities issued by the Guarantor which rank pari passu with or junior to the Debentures; provided, however, the Guarantor may declare and pay a stock dividend where the dividend stock is the same stock as that on which the dividend is being paid.

SECTION 6.2        Ranking
                   -------

                  This Guarantee will constitute an unsecured obligation of the Guarantor and will rank subordinate and junior in right of payment to all Senior Indebtedness (as defined in the Indenture).


                                   ARTICLE VII
                                   TERMINATION

SECTION 7.1        Termination
                   -----------

                  This Guarantee shall terminate and be of no further force and effect upon (i) full payment of the Redemption Price of all Capital Securities,
(ii) the  distribution  of the  Debentures  to the

Holders of all of the Capital Securities or (iii) full payment of the amounts payable in accordance with the Trust Agreement upon liquidation of the Issuer. Notwithstanding the foregoing, this Guarantee will continue to be effective or will be reinstated, as the case may be, if at any time any Holder must restore payment of any sums paid under the Capital Securities or under this Guarantee.


                                  ARTICLE VIII
                                 INDEMNIFICATION

SECTION 8.1        Exculpation
                   -----------

                  (a) No Indemnified Person shall be liable, responsible or accountable in damages or otherwise to the Guarantor or any Covered Person for any loss, damage or claim incurred by reason of any act or omission performed or omitted by such Indemnified Person in good faith in accordance with this Guarantee and in a manner that such Indemnified Person reasonably believed to be within the scope of the authority conferred on such Indemnified Person by this Guarantee or by law, except that an Indemnified Person shall be liable for any such loss, damage or claim incurred by reason of such Indemnified Person's negligence or willful misconduct with respect to such acts or omissions.

                  (b) An Indemnified Person shall be fully protected in relying in good faith upon the records of the Guarantor and upon such information, opinions, reports or statements presented to the Guarantor by any Person as to matters the Indemnified Person reasonably believes are within such other Person's professional or expert competence and who has been selected with reasonable care by or on behalf of the Guarantor, including information, opinions, reports or statements as to the value and amount of the assets, liabilities, profits, losses, or any other facts pertinent to the existence and amount of assets from which Distributions to Holders might properly be paid.

SECTION 8.2        Indemnification

                  The Guarantor agrees to indemnify each Indemnified Person for, and to hold each Indemnified Person harmless against, any loss, liability or expense incurred without negligence or bad faith on its part, arising out of or in connection with the acceptance or administration of the trust or trusts hereunder, including the costs and expenses (including reasonable legal fees and expenses) of defending itself against, or investigating, any claim or liability in connection with the exercise or performance of any of its powers or duties hereunder. The obligation to indemnify as set forth in this Section 8.2 shall survive the termination of this Guarantee or the earlier resignation or removal of an Indemnified Person.

                                   ARTICLE IX
                                  MISCELLANEOUS

SECTION 9.1        Successors and Assigns
                   ----------------------

                  All guarantees and agreements contained in this Guarantee shall bind the successors, assigns, receivers, trustees and representatives of the Guarantor and shall inure to the benefit of the Holders of the Capital Securities then outstanding. Except in connection with a consolidation, merger or sale involving the Guarantor that is permitted under Article VIII of the Indenture and pursuant to which the successor or assignee agrees in writing to perform the Guarantor's obligations hereunder, the Guarantor shall not assign its obligations hereunder, and any purported assignment other than in accordance with this provision shall be void.

SECTION 9.2        Amendments
                   ----------

                  Except with respect to any changes that do not adversely affect the rights of Holders (in which case no consent of Holders will be required), this Guarantee may be amended only with the prior approval of the Property Trustee on behalf of the holders of the outstanding Capital Securities (including the stated amount that would be paid on redemption, liquidation or otherwise, plus accrued and unpaid Distributions to the date upon which the voting percentages are determined); provided this Guarantee may be amended at any time without the consent of the Holders to conform to any mandatory provision of law or as may be required to qualify this Guarantee under the Trust Indenture Act. The provisions of Section 12.2 of the Trust Agreement with respect to meetings of Holders of the Capital Securities apply to the giving of such approval.

SECTION 9.3        Notices
                   -------

                  All notices provided for in this Guarantee shall be in writing, duly signed by the party giving such notice, and shall be delivered, telecopied or mailed by registered or certified mail, as follows:

                  (a) If given to the Guarantee Trustee, at the Guarantee Trustee's mailing address set forth below (or such other address as the Guarantee Trustee may give notice of to the Holders):

                  The Chase Manhattan Bank
                  450 West 33rd Street, 15th Floor
                  New York, NY  10001
                  Attention:  Global Trust Services

                  (b) If given to the Guarantor, at the Guarantor's mailing address set forth below (or such other address as the Guarantor may give notice of to the Holders):

                  TIG Holdings, Inc.
                  65 East 55th Street
                  28th Floor
                  New York, NY  10022
                  Attention:  Peter M. Acton

                  (c) If given to any Holder, at the address set forth on the books and records of the Issuer.

                  All such notices shall be deemed to have been given when received in person, telecopied with receipt confirmed, or mailed by first class mail, postage prepaid except that if a notice or other document is refused delivery or cannot be delivered because of a changed address of which no notice was given, such notice or other documents shall be deemed to have been delivered on the date of such refusal or inability to deliver.

SECTION 9.4        Benefit
                   -------

                  This Guarantee is solely for the benefit of the Holders of the
Capital   Securities  and,   subject  to  Section  3.1(a),   is  not  separately
transferable from the Capital Securities.

SECTION 9.5        Governing Law
                   -------------

                  THIS GUARANTEE SHALL BE GOVERNED BY, AND CONSTRUED AND INTERPRETED IN ACCORDANCE WITH, THE LAWS OF THE STATE OF NEW YORK, AND ALL RIGHTS AND REMEDIES SHALL BE GOVERNED BY SUCH LAWS.

                  THIS GUARANTEE is executed as of the day and year first above written.

                                     TIG HOLDINGS, INC.,
                                     as Guarantor



                                     By:__________________________
                                     Name:
                                     Title:



                                     THE CHASE MANHATTAN BANK
                                     as Guarantee Trustee



                                     By:__________________________
                                     Name:
                                     Title:

                                 TRUST AGREEMENT

          THIS TRUST AGREEMENT is made as of January __, 1997 (this "Trust Agreement"), by and between TIG HOLDINGS, INC., a Delaware corporation, as Depositor (the "Depositor"), THE CHASE MANHATTAN BANK, a New York Banking Corporation, as Property Trustee and CHASE MANHATTAN BANK DELAWARE, a Delaware banking corporation, as Delaware Trustee (the Property Trustee and the Delaware Trustee, collectively, the "Trustee"). The Depositor and the Trustee hereby agree as follows:

          1. The trust created hereby shall be known as "TIG Capital Trust I" (the "Trust"), in which name the Trustee or the Depositor, to the extent provided herein, may conduct the business of the Trust, make and execute contracts, and sue and be sued.

          2. The Depositor hereby assigns, transfers, conveys and sets over to the Trust the sum of $10. Such amount shall constitute the initial trust estate. It is the intention of the parties hereto that the Trust created hereby constitute a business trust under Chapter 38 of Title 12 of the Delaware Code, 12 Del. C. ss. 3801, et seq. (the "Business Trust Act"), and that this document
   ------
constitute the governing instrument of the Trust. The Trustee is hereby authorized and directed to execute and file a certificate of trust with the Delaware Secretary of State in such form as the Trustee may approve.

          3. The Depositor and the Trustee will enter into an amended and restated Trust Agreement satisfactory to each such party to provide for the contemplated operation of the Trust created hereby and the issuance of the Capital Securities and Common Securities referred to therein. Prior to the execution and delivery of such amended and restated Trust Agreement, the Trustee shall not have any duty or obligation hereunder or with respect of the trust estate, except as otherwise required by applicable law or as may be necessary to obtain prior to such execution and delivery any licenses, consents or approvals required by applicable law or otherwise. Notwithstanding the foregoing, the Trustee may take all actions deemed proper as are necessary to effect the transactions contemplated herein.

          4. The Depositor and the Trustee also hereby authorize the Depositor, as Depositor of the Trust, in its discretion, (i) to prepare one or more offering memoranda in preliminary and final form relating to the offering and sale of Capital Securities of the Trust in a transaction exempt from the registration requirements of the Securities Act of 1933, as amended (the A1933 Act@), and such other forms or filings as may be required by the 1933 Act, the Securities Exchange Act of 1934, as amended, or the Trust Indenture Act of 1939, as amended, in each case relating to the Capital Securities of the Trust; (ii) to file and execute on behalf of the Trust, such applications, reports, surety bonds, irrevocable consents, appointments of attorney for service of process and other papers and documents that shall be necessary or desirable to register or establish the exemption from registration of the Capital Securities of the Trust under the securities or "Blue Sky" laws of such jurisdictions as the Depositor, on behalf of the Trust, may deem necessary or desirable; (iii) to execute and file an application, and all other applications, statements and certificates at such time as determined by the Depositor, to the New York Stock Exchange or any other national stock exchange or the Nasdaq National Market for listing or quotation of the Capital Securities of the Trust; (iv) to execute and deliver letters or documents to, or instruments for filing with, a depository relating to the Capital Securities of the Trust; and (v) to execute, deliver and perform on behalf of the Trust one or more purchase agreements, registration rights agreements, dealer manager agreements, escrow agreements and other related agreements providing for or relating to the sale of the Capital Securities of the Trust.

          In the event that any filing referred to in this Section 4 is required by the rules and regulations of the Commission or state securities or Blue Sky laws to be executed on behalf of the Trust by the Trustee, the Trustee, in its capacity as trustee of the Trust, is hereby authorized and directed to join in any such filing and to execute on behalf of the Trust any and all of the foregoing, it being understood that the Trustee, in its capacity as trustee of the Trust, shall not be required to join in any such filing or execute on behalf of the Trust any such document unless required by the rules and regulations of the Commission, or state securities or Blue Sky laws.

          5. This Trust Agreement may be executed in one or more counterparts.

          6. The number of trustees of the Trust initially shall be two and thereafter the number of trustees of the Trust shall be such number as shall be fixed from time to time by a written instrument signed by the Depositor which may increase or decrease the number of trustees of the Trust; provided, however, that to the extent required by the Business Trust Act, one trustee of the Trust shall either be a natural person who is a resident of the State of Delaware or, if not a natural person, an entity which has its principal place of business in the State of Delaware. Subject to the foregoing, the Depositor is entitled to appoint or remove without cause any trustee of the Trust at any time. Any trustee of the Trust may resign upon thirty days' prior notice to the Depositor.

          7. This Trust Agreement shall be governed by, and construed in accordance with, the laws of the State of Delaware (with regard to conflict of laws principles).










                            [SIGNATURE PAGE FOLLOWS]

          IN WITNESS WHEREOF, the parties hereto have caused this Trust Agreement to be duly executed as of the day and year first above written.



                               TIG HOLDINGS, INC.,
                               as Depositor


                               By:_______________
                               Name:
                               Title:



                               THE CHASE MANHATTAN BANK,
                               as Property Trustee


                               By:_______________
                               Name:
                               Title:



                               CHASE MANHATTAN BANK DELAWARE,
                               as Delaware Trustee


                               By:________________
                               Name: John J. Cashin
                               Title:  Senior Trust Officer

                      AMENDED AND RESTATED TRUST AGREEMENT

                                      among


                               TIG HOLDINGS, INC.,
                                  as Depositor


                            THE CHASE MANHATTAN BANK,
                               as Property Trustee

                         CHASE MANHATTAN BANK DELAWARE,
                               as Delaware Trustee

                               The Administrators
                                  named herein,


                 and the several Holders of the Trust Securities


                               -------------------


                          Dated as of January 30, 1997


                               -------------------


                               TIG CAPITAL TRUST I

                                TABLE OF CONTENTS



ARTICLE 1.

                                  DEFINED TERMS

SECTION 1.1.   Definitions..................................................  1

ARTICLE II.

                        CONTINUATION OF THE ISSUER TRUST

SECTION 2.1.   Name......................................................... 13
SECTION 2.2.   Office of the Delaware Trustee; Principal Place of
                    Business................................................ 13
SECTION 2.3.   Initial Contribution of Trust Property; Organizational
                    Expenses................................................ 13
SECTION 2.4.   Issuance of the Capital Securities........................... 14
SECTION 2.5.   Issuance of the Common Securities; Subscription and
                    Purchase of Debentures.................................. 14
SECTION 2.6.   Declaration of Trust......................................... 14
SECTION 2.7.   Authorization to Enter into Certain Transactions............. 15
SECTION 2.8.   Assets of Trust.............................................. 18
SECTION 2.9.   Title to Trust Property...................................... 18

ARTICLE III.

                                 PAYMENT ACCOUNT

SECTION 3.1.   Payment Account.............................................. 19

ARTICLE IV.

                            DISTRIBUTIONS; REDEMPTION

SECTION 4.1.   Distributions................................................ 19
SECTION 4.2.   Redemption................................................... 20
SECTION 4.3.   Subordination of Common Securities........................... 23
SECTION 4.4.   Payment Procedures........................................... 24
SECTION 4.5.   Tax Returns and Reports...................................... 24
SECTION 4.6.   Payment of Taxes, Duties, Etc. of the Issuer Trust........... 25
SECTION 4.7.   Payments under Indenture or Pursuant to Direct Actions....... 25

SECTION 4.8.   Liability of the Holder of Common Securities................. 25

ARTICLE V.

                          TRUST SECURITIES CERTIFICATES

SECTION 5.1.   Initial Ownership............................................ 25
SECTION 5.2.   The Trust Securities Certificates............................ 25
SECTION 5.3.   Execution and Delivery of Trust Securities Certificates...... 27
SECTION 5.4.   Book-Entry Capital Securities................................ 27
SECTION 5.5.   Registration of Transfer and Exchange of Capital
                    Securities Certificates; Restricted Securities Legends.. 29
SECTION 5.6.   Mutilated, Destroyed, Lost or Stolen Trust Securities
                    Certificates............................................ 37
SECTION 5.7.   Persons Deemed Holders....................................... 37
SECTION 5.8.   Access to List of Holders' Names and Addresses............... 37
SECTION 5.9.   Maintenance of Office or Agency.............................. 37
SECTION 5.10.  Appointment of Paying Agent.................................. 38
SECTION 5.11.  Ownership of Common Securities by Depositor.................. 38
SECTION 5.12.  Notices to Clearing Agency................................... 39
SECTION 5.13.  Rights of Holders; Waivers of Past Defaults.................. 39

ARTICLE VI.

                        ACTS OF HOLDERS; MEETINGS; VOTING

SECTION 6.1.   Limitations on Voting Rights................................. 41
SECTION 6.2.   Notice of Meetings........................................... 42
SECTION 6.3.   Meetings of Holders of the Capital Securities................ 42
SECTION 6.4.   Voting Rights................................................ 43
SECTION 6.5.   Proxies, etc................................................. 43
SECTION 6.6.   Holder Action by Written Consent............................. 43
SECTION 6.7.   Record Date for Voting and Other Purposes.................... 44
SECTION 6.8.   Acts of Holders.............................................. 44
SECTION 6.9.   Inspection of Records........................................ 45

                  ARTICLE VII.

                         REPRESENTATIONS AND WARRANTIES

SECTION 7.1.   Representations and Warranties of the Property
                    Trustee and the Delaware Trustee........................ 45
SECTION 7.2.   Representations and Warranties of Depositor.................. 47

ARTICLE VIII.

                     THE ISSUER TRUSTEES; THE ADMINISTRATORS

SECTION 8.1.   Certain Duties and Responsibilities.......................... 47
SECTION 8.2.   Certain Notices.............................................. 50
SECTION 8.3.   Certain Rights of Property Trustee........................... 50
SECTION 8.4.   Not Responsible for Recitals or Issuance of Securities....... 52
SECTION 8.5.   May Hold Securities.......................................... 52
SECTION 8.6.   Compensation; Indemnity; Fees................................ 52
SECTION 8.7.   Corporate Property Trustee Required; Eligibility
                    of Issuer Trustees and Administrators................... 54
SECTION 8.8.   Conflicting Interests........................................ 54
SECTION 8.9.   Co-Trustees and Separate Trustee............................. 55
SECTION 8.10.  Resignation and Removal; Appointment of Successor............ 56
SECTION 8.11.  Acceptance of Appointment by Successor....................... 57
SECTION 8.12.  Merger, Conversion, Consolidation or Succession to
                    Business................................................ 58
SECTION 8.13.  Preferential Collection of Claims Against
                    Depositor or Issuer Trust............................... 58
SECTION 8.14.  Trustee May File Proofs of Claim............................. 58
SECTION 8.15.  Reports by Property Trustee.................................. 59
SECTION 8.16.  Reports to the Property Trustee.............................. 60
SECTION 8.17.  Evidence of Compliance with Conditions Precedent............. 60
SECTION 8.18.  Number of Issuer Trustees.................................... 60
SECTION 8.19.  Delegation of Power.......................................... 61
SECTION 8.20.  Appointment of Administrators................................ 61

         ARTICLE IX.

                       TERMINATION, LIQUIDATION AND MERGER

SECTION 9.1.   Termination Upon Expiration Date............................. 62
SECTION 9.2.   Early Termination............................................ 62
SECTION 9.3.   Termination.................................................. 62
SECTION 9.4.   Liquidation.................................................. 63
SECTION 9.5.   Mergers, Consolidations, Amalgamations or Replacements
                    of Issuer Trust......................................... 64

         ARTICLE X.

                            MISCELLANEOUS PROVISIONS

SECTION 10.1.  Limitation of Rights of Holders.............................. 65
SECTION 10.2.  Amendment.................................................... 65
SECTION 10.3.  Separability................................................. 67
SECTION 10.4.  Governing Law................................................ 67
SECTION 10.5.  Payments Due on Non-Business Day............................. 67
SECTION 10.6.  Successors................................................... 67
SECTION 10.7.  Headings..................................................... 67
SECTION 10.8.  Reports, Notices and Demands................................. 68
SECTION 10.9.  Agreement Not to Petition.................................... 68
SECTION 10.10  Trust Indenture Act; Conflict with Trust Indenture Act....... 69
SECTION 10.11  Acceptance of Terms of Trust Agreement, Guarantee
                    Agreement and Indenture................................. 69
SECTION 10.12  Purchases of Outstanding Capital Securities.. ............... 70




Exhibit A      Certificate of Trust
Exhibit B      Form of Certificate Depository Agreement
Exhibit C      Form of Common Securities Certificate
Exhibit D      Form of Expense Agreement
Exhibit E      Form of Capital Securities Certificate
Exhibit F      Form of Transfer Certificate for exchange or transfer from
                    Restricted Book-Entry Capital Security to Regulation S Book-Entry Capital Security
Exhibit G      Form of Transfer Certificate for exchange or transfer from
                    Restricted Book-Entry
               Capital Security to Unrestricted Book-Entry Capital Security
Exhibit H      Form of Transfer Certificate for exchange or transfer from
                    Regulation S Book-Entry
               Capital Security to Restricted Book-Entry Capital Security
Exhibit I      Form of Transfer Certificate for transfer or exchange of
                    Restricted Security
Exhibit J      Form of Institutional Accredited Investor Transferee
                    Compliance Letter

                  AMENDED AND RESTATED TRUST AGREEMENT, dated as of January 30, 1997, among (i) TIG Holdings, Inc., a Delaware corporation (including any successors or assigns, the "Depositor"), (ii) The Chase Manhattan Bank, as property trustee (in such capacity, the "Property Trustee" and, in its separate corporate capacity and not in its capacity as Property Trustee, the "Bank"),
(iii) Chase Manhattan Bank Delaware, a Delaware corporation, as Delaware trustee (in such capacity, the "Delaware Trustee") (the Property Trustee and the Delaware Trustee being referred to collectively as the "Issuer Trustees") and
(iv) the several Holders, as hereinafter defined.


                                   WITNESSETH

                  WHEREAS, the Depositor, the Property Trustee and the Delaware Trustee have heretofore duly declared and established a business trust pursuant to the Delaware Business Trust Act by entering into the Declaration of Trust, dated as of January 24, 1997 (the "Original Trust Agreement"), and by the execution and filing by the Delaware Trustee with the Secretary of State of the State of Delaware of the Certificate of Trust, filed on January 24, 1997, attached as Exhibit A; and

                  WHEREAS, the Depositor and the Issuer Trustees desire to amend and restate the Original Trust Agreement in its entirety as set forth herein to provide for, among other things, (i) the issuance of the Common Securities by the Issuer Trust to the Depositor, (ii) the issuance and sale of the Capital Securities by the Issuer Trust pursuant to the Purchase Agreement, (iii) the acquisition by the Issuer Trust from the Depositor of all of the right, title and interest in the Debentures and (iv) the appointment of the Administrators;

                  NOW THEREFORE, in consideration of the agreements and obligations set forth herein and for other good and valuable consideration, the receipt and sufficiency of which is hereby acknowledged, each party, for the benefit of the other parties and for the benefit of the Holders, hereby amends and restates the Original Trust Agreement in its entirety and agrees as follows:


                                   ARTICLE 1.

                                  DEFINED TERMS

         Definitions.TION 1.1.      Definitions

                  For all purposes of this Trust Agreement, except as otherwise expressly provided or unless the context otherwise requires:

                  (a) The terms defined in this Article have the meanings assigned to them in this Article, and include the plural as well as the singular;

                  (b) All other terms used herein that are defined in the Trust Indenture Act, either directly or by reference therein, have the meanings assigned to them therein;

                  (c) The words "include", "includes" and "including" shall be deemed to be followed by the phrase "without limitation";

                  (d) All accounting terms used but not defined herein have the meanings assigned to them in accordance with United States generally accepted accounting principles;

                  (e) Unless the context otherwise requires, any reference to an "Article", a "Section" or an "Exhibit" refers to an Article, a Section or an Exhibit, as the case may be, of or to this Trust Agreement; and

                  (f) The words "hereby", "herein", "hereof" and "hereunder" and other words of similar import refer to this Trust Agreement as a whole and not to any particular Article, Section or other subdivision.

                  "Act" has the meaning specified in Section 6.8.

                  "Additional Amount" means, with respect to Trust Securities of a given Liquidation Amount and/or a given period, the amount of Additional Interest and Deferred Interest paid by the Depositor on a Like Amount of Debentures for such period.

                  "Additional Interest" has the meaning specified in Section 3.10(c) of the Indenture.

                  "Administrators" means each Person appointed in accordance with Section 8.19 solely in such Person's capacity as Administrator of the Issuer Trust heretofore formed and continued hereunder and not in such Person's individual capacity, or any successor Administrator appointed as herein provided.

                  "Affiliate" of any specified Person means any other Person directly or indirectly controlling or controlled by or under direct or indirect common control with such specified Person. For the purposes of this definition, "control" when used with respect to any specified Person means the power to direct the management and policies of such Person, directly or indirectly, whether through the ownership of voting securities, by contract or otherwise; and the terms "controlling" and "controlled" have meanings correlative to the foregoing.

                  "Applicable Procedures" means, with respect to any transfer or transaction involving a Book-Entry Capital Security, the rules and procedures of the Clearing Agency for such Book-Entry Capital Security, in each case to the extent applicable to such transaction and as in effect from time to time.

                  "Bank" has the meaning specified in the preamble to this Trust Agreement.

                  "Bankruptcy Event" means, with respect to any Person:

                  (a) the entry of a decree or order by a court having jurisdiction in the premises judging such Person a bankrupt or insolvent, or approving as properly filed a petition seeking reorganization, arrangement, adjudication or composition of or in respect of such Person under any applicable Federal or State bankruptcy, insolvency, reorganization or other similar law, or appointing a receiver, liquidator, assignee, trustee, sequestrator (or other similar official) of such Person or of any substantial part of its property or ordering the winding up or liquidation of its affairs, and the continuance of any such decree or order unstayed and in effect for a period of 60 consecutive days; or

                  (b) the institution by such Person of proceedings to be adjudicated a bankrupt or insolvent, or the consent by it to the institution of bankruptcy or insolvency proceedings against it, or the filing by it of a petition or answer or consent seeking reorganization or relief under any applicable Federal or State bankruptcy, insolvency, reorganization or other similar law, or the consent by it to the filing of any such petition or to the appointment of a receiver, liquidator, assignee, trustee, sequestrator (or similar official) of such Person or of any substantial part of its property, or the making by it of an assignment for the benefit of creditors, or the admission by it in writing of its inability to pay its debts generally as they become due and its willingness to be adjudicated a bankrupt, or the taking of corporate or other appropriate action by such Person in furtherance of any such action.

                  "Bankruptcy Laws" has the meaning specified in Section 10.9.

                  "Board of Directors" means either the board of directors of the Depositor or any duly authorized committee of that board.

                  "Board Resolution" means a copy of a resolution certified by the Secretary or an Assistant Secretary of the Depositor to have been duly adopted by the Depositor's Board of Directors and to be in full force and effect on the date of such certification, and delivered to the Issuer Trustees.

                  "Book-Entry Capital Securities Certificate" means a Capital Securities Certificate evidencing ownership of Book-Entry Capital Securities.

                  "Book-Entry Capital Security" means a Capital Security, the ownership and transfers of which shall be made through book entries by a Clearing Agency as described in Section 5.4.

                  "Business Day" means a day other than (a) a Saturday or Sunday, (b) a day on which banking institutions in The City of New York or Wilmington, Delaware are authorized or required by law or executive order to remain closed, or (c) a day on which the Property Trustee's Corporate Trust Office or the Corporate Trust Office of the Debenture Trustee is closed for business.

                  "Capital Security" means an undivided beneficial interest in the assets of the Issuer Trust, having a Liquidation Amount of $1,000 and having the rights provided therefor in this Trust Agreement, including the right to receive Distributions and a Liquidation Distribution to the extent provided herein.

                  "Capital   Securities   Certificate"   means   a   certificate
evidencing ownership of Capital Securities, substantially in the form attached as Exhibit E.

                  "Cedel" shall mean Cedel Bank, societe anonyme.

                  "Certificate Depository Agreement" means the agreement among the Issuer Trust, the Depositor and DTC, as the initial Clearing Agency, dated as of the Closing Date, substantially in the form attached as Exhibit B, as the same may be amended and supplemented from time to time.

                  "Clearing Agency" means an organization registered as a "clearing agency" pursuant to Section 17A of the Securities Exchange Act of 1934, as amended. DTC will be the initial Clearing Agency.

                  "Clearing Agency Participant" means a broker, dealer, bank, other financial institution or other Person for whom from time to time a Clearing Agency effects book-entry transfers and pledges of securities deposited with the Clearing Agency.

                  "Closing Date" means the date of execution and delivery of this Trust Agreement.

                  "Code" means the Internal Revenue Code of 1986, as amended.

                  "Commission" means the Securities and Exchange Commission, as from time to time constituted, created under the Securities Exchange Act of 1934, as amended, or, if at any time after the execution of this instrument such Commission is not existing and performing the duties now assigned to it under the Trust Indenture Act, then the body performing such duties at such time.

                  "Common Security" means an undivided beneficial interest in the assets of the Issuer Trust, having a Liquidation Amount of $1,000 and having the rights provided therefor in this Trust Agreement, including the right to receive Distributions and a Liquidation Distribution to the extent provided herein.

                  "Common Securities Certificate" means a certificate evidencing ownership of Common Securities, substantially in the form attached as Exhibit C.

                  "Corporate Trust Office" means (i) when used with respect to the Property Trustee, the principal office of the Property Trustee located in the City of New York, New York at which at any particular time its corporate trust business shall be principally administered, which at the date hereof is located at 450 West 33rd Street, 15th Floor, New York, New York 10001 and (ii) when used with respect to the Debenture Trustee, the principal office of the Debenture Trustee located in Wilmington, Delaware at which at any particular time its corporate trust business shall be principally administered, which at the date hereof is located at 1201 Market Street, Wilmington, Delaware, 19801.

                  "Debenture Event of Default" means any "Event of Default" specified in Section 5.1 of the Indenture.

                  "Debenture   Redemption  Date"  means,  with  respect  to  any
Debentures to be redeemed under the Indenture, the date fixed for redemption of such Debentures under the Indenture.

                  "Debenture Tax Event" means a "Tax Event" as defined in the Indenture.

                  "Debenture Trustee" means the Person identified as the "Trustee" in the Indenture, solely in its capacity as Trustee pursuant to the Indenture and not in its individual capacity, or its successor in interest in such capacity, or any successor Trustee appointed as provided in the Indenture.

                  "Debentures" means the Depositor's 8.597% Junior Subordinated Deferrable Interest Debentures issued pursuant to the Indenture.

                  "Deferred Interest" has the meaning specified in Section 12.1 of the Indenture.

                  "Definitive Capital Securities Certificates" means either or both (as the context requires) of (i) Capital Securities Certificates issued as Book-Entry Capital Securities Certificates as provided in Section 5.2 or 5.4, and (ii) Capital Securities Certificates issued in certificated, fully registered form as provided in Section 5.2, 5.4 or 5.5.

                  "Delaware Business Trust Act" means Chapter 38 of Title 12 of the Delaware Code, 12 Del. Code ss. 3801 et seq., as it may be amended from time to time.

                  "Delaware Trustee" means the Person identified as the "Delaware Trustee" in the preamble to this Trust Agreement, solely in its capacity as Delaware Trustee of the trust heretofore formed and continued hereunder and not in its individual capacity, or its successor in interest in such capacity, or any successor Delaware trustee appointed as herein provided.

                  "Depositor" has the meaning specified in the preamble to this Trust Agreement.

                  "Distribution Date" has the meaning specified in Section
4.1(a).

                  "Distributions" means amounts payable in respect of the Trust Securities as provided in Section 4.1.

                  "DTC" means The Depository Trust Company.

                  "Early Termination Event" has the meaning specified in
Section 9.2.

                  "Euroclear" shall mean the Euroclear System.

                  "Event of Default" means any one of the following events (whatever the reason for such event and whether it shall be voluntary or involuntary or be effected by operation of law or pursuant to any judgment, decree or order of any court or any order, rule or regulation of any administrative or governmental body):

         (a)      the occurrence of a Debenture Event of Default; or

         (b) default by the Issuer Trust in the payment of any Distribution when it becomes due and payable, and continuation of such default for a period of 30 days; or

         (c) default by the Issuer Trust in the payment of any Redemption Price of any Trust Security when it becomes due and payable; or

         (d) default in the performance, or breach, in any material respect, of any covenant or warranty of the Issuer Trustees in this Trust Agreement (other than those specified in clause (b) or (c) above) and continuation of such default or breach for a period of 60 days after there has been given, by registered or certified mail, to the Issuer Trustees and to the Depositor by the Holders of at least 25% in aggregate Liquidation Amount of the Outstanding Capital Securities a written notice specifying such default or breach and requiring it to be remedied and stating that such notice is a "Notice of Default" hereunder; or

         (e) the occurrence of a Bankruptcy Event with respect to the Property Trustee if a successor Property Trustee has not been appointed within 90 days thereof.

                  "Exchange Act" means the Securities Exchange Act of 1934, and any successor statute thereto, in each case as amended from time to time.

                  "Expense Agreement" means the Agreement as to Expenses and Liabilities, dated as of the Closing Date, between the Depositor and the Issuer Trust, substantially in the form attached as Exhibit D, as amended from time to time.

                  "Expiration Date" has the meaning specified in Section 9.1.

                  "Guarantee Agreement" means the Guarantee Agreement executed and delivered by the Depositor and The Chase Manhattan Bank, as guarantee trustee, contemporaneously with the execution and delivery of this Trust Agreement, for the benefit of the holders of the Capital Securities, as amended from time to time.

                  "Holder" means a Person in whose name a Trust Security or Trust Securities are registered in the Securities Register; any such Person shall be deemed to be a beneficial owner within the meaning of the Delaware Business Trust Act.

                  "Indenture" means the Junior Subordinated Indenture, dated as of January 30, 1997, between the Depositor and the Debenture Trustee, as trustee, as amended or supplemented from time to time.

                  "Initial Purchaser" has the meaning specified in the Purchase Agreement.

                  "Institutional Accredited Investor" means an institutional accredited investor within the meaning of Rule 501(a)(1), (2), (3) or (7) under the Securities Act.

                  "Issuer Trust" means the Delaware business trust known as "TIG Capital Trust I" which was formed on January 24, 1997 under the Delaware Business Trust Act pursuant to the Original Trust Agreement and the filing of the Certificate of Trust, and continued pursuant to this Trust Agreement.

                  "Issuer Trustees" means, collectively, the Property Trustee and the Delaware Trustee.

                  "Investment Company Act" means the Investment Company Act of 1940, or any successor statute thereto, in each case as amended from time to time.

                  "Investment Company Event" means the receipt by the Issuer Trust of an Opinion of Counsel experienced in such matters to the effect that, as a result of the occurrence of a change in law or regulation or a written change (including any announced prospective change) in interpretation or application of law or regulation by any legislative body, court, governmental agency or regulatory authority, there is more than an insubstantial risk that the Issuer Trust is or will be considered an "investment company" that is required to be registered under the Investment Company Act, which change or prospective change becomes effective or would become effective, as the case may be, on or after the date of the issuance of the Capital Securities.

                  "Lien" means any lien, pledge, charge, encumbrance, mortgage, deed of trust, adverse ownership interest, hypothecation, assignment, security interest or preference, priority or other security agreement or preferential arrangement of any kind or nature whatsoever.

                  "Like Amount" means (a) with respect to a redemption of any Trust Securities, Trust Securities having a Liquidation Amount equal to the principal amount of Debentures to be contemporaneously redeemed in accordance with the Indenture, the proceeds of which will be used to pay the Redemption Price of such Trust Securities, (b) with respect to a distribution of Debentures to Holders of Trust Securities in connection with a dissolution or liquidation of the Issuer Trust, Debentures having a principal amount equal to the Liquidation Amount of the Trust Securities of the Holder to whom such Debentures are distributed and (c) with respect to any distribution of Additional Amounts to Holders of Trust Securities, Debentures having a principal amount equal to the Liquidation Amount of the Trust Securities in respect of which such distribution is made.

                  "Liquidation Amount" means the stated amount of $1,000 per Trust Security.

                  "Liquidation   Date"  means  the  date  of  the   dissolution,
winding-up or termination of the Issuer Trust pursuant to Section 9.4.

                  "Liquidation Distribution" has the meaning specified in
Section 9.4(d).

                  "Majority in Liquidation Amount of the Capital Securities" or "Majority in Liquidation Amount of the Common Securities" means, except as provided by the Trust Indenture Act, Capital Securities or Common Securities, as the case may be, representing more than 50% of the aggregate Liquidation Amount of all then Outstanding Capital Securities or Common Securities, as the case may be.

                  "No Recognition Opinion" has the meaning specified in Section 4.2(f).

                  "Officers' Certificate" means a certificate signed by the Chairman of the Board, the Deputy Chairman, the Comptroller, a Vice Chairman, the President or a Vice President, and by the Treasurer, an Assistant Treasurer, the Secretary or an Assistant Secretary, of the Depositor, and delivered to the Issuer Trustees. Any Officers' Certificate delivered with respect to compliance with a condition or covenant provided for in this Trust Agreement shall include:

         (a) a statement by each officer signing the Officers' Certificate that such officer has read the covenant or condition and the definitions relating thereto;

         (b) a brief statement of the nature and scope of the examination or investigation undertaken by such officer in rendering the Officers' Certificate;

         (c) a statement that such officer has made such examination or investigation as, in such officer's opinion, is necessary to enable such officer to express an informed opinion as to whether or not such covenant or condition has been complied with; and

         (d) a statement as to whether, in the opinion of such officer, such condition or covenant has been complied with.

                  "Opinion of Counsel" means a written opinion of counsel, who may be counsel for or an employee of the Depositor or any Affiliate of the Depositor.

                  "Original Trust Agreement" has the meaning specified in the recitals to this Trust Agreement.

                  "Other Capital Securities" means the Capital Securities sold by the Initial Purchaser in the initial offering contemplated by the Purchase Agreement to Institutional Accredited Investors in reliance on an exemption from the registration requirements of the Securities Act other than Rule 144A, as specified by the Initial Purchaser to the Depositor and the Property Trustee.

                  "Outstanding", when used with respect to Trust Securities, means, as of the date of determination, all Trust Securities theretofore executed and delivered under this Trust Agreement, except:

         (a) Trust Securities theretofore cancelled by the Property Trustee or delivered to the Property Trustee for cancellation;

         (b) Trust Securities for whose payment or redemption money in the necessary amount has been theretofore deposited with the Property Trustee or any Paying Agent; provided that, if such Trust Securities are to be redeemed, notice of such redemption has been duly given pursuant to this Trust Agreement; and

         (c) Trust Securities that have been paid or in exchange for or in lieu of which other Trust Securities have been executed and delivered pursuant to Sections 5.4, 5.5, 5.6 and 5.11;

provided, however, that in determining whether the Holders of the requisite Liquidation Amount of the Outstanding Capital Securities have given any request, demand, authorization, direction, notice, consent or waiver hereunder, Capital Securities owned by the Depositor or any other obligor upon the Debentures; any Issuer Trustee, any Administrator or any Affiliate of the Depositor or any other obligor upon the Debentures; any Issuer Trustee or any Administrator shall be disregarded and deemed not to be Outstanding, except that (a) in determining whether any Issuer  Trustee or any  Administrator  shall be protected in relying upon any such request, demand, authorization, direction, notice, consent or waiver, only Capital Securities that a Responsible Officer of such Issuer Trustee or such Administrator, as the case may be, knows to be so owned shall be so disregarded and (b) the foregoing shall not apply at any time when all of the outstanding Capital Securities are owned by the Depositor, one or more of the Issuer Trustees, one or more of the Administrators and/or any such Affiliate. Capital Securities so owned that have been pledged in good faith may be regarded as Outstanding if the pledgee establishes to the satisfaction of the
Administrators the pledgee's right so to act with respect to such Capital Securities and that the pledgee is not the Depositor or any other obligor upon the Debentures; or any Affiliate of the Depositor or any other obligor upon the Debentures.

                  "Owner" means each Person who is the beneficial owner of Book-Entry Capital Securities as reflected in the records of the Clearing Agency or, if a Clearing Agency Participant is not the Owner, then as reflected in the records of a Person maintaining an account with such Clearing Agency (directly or indirectly, in accordance with the rules of such Clearing Agency).

                  "Paying Agent" means any paying agent or co-paying agent appointed pursuant to Section 5.10 and shall initially be the Bank.

                  "Payment Account" means a segregated non-interest-bearing corporate trust account maintained by the Property Trustee with The Chase Manhattan Bank in its trust department for the benefit of the Holders in which all amounts paid in respect of the Debentures will be held and from which the Property Trustee, through the Paying Agent, shall make payments to the Holders in accordance with Sections 4.1 and 4.2.

                  "Person" means any individual, corporation, partnership, joint venture, association, joint stock company, trust, unincorporated association, or government or any agency or political subdivision thereof.

                  "PORTAL" means the Private Offering, Resales and Trading through Automatic Linkages (PORTAL) Market, and any successor market thereto.

                  "Property Trustee" means the Person identified as the "Property Trustee" in the preamble to this Trust Agreement, solely in its capacity as Property Trustee of the trust heretofore formed and continued hereunder and not in its individual capacity, or its successor in interest in such capacity, or any successor property trustee appointed as herein provided.

                  "Purchase Agreement" means the Purchase Agreement, dated as of January 27, 1997, among the Issuer Trust, the Depositor and the Initial Purchaser, as the same may be amended from time to time.

                  "Redemption Date" means, with respect to any Trust Security to be redeemed, the date fixed for such redemption by or pursuant to this Trust Agreement; provided that each

Debenture Redemption Date and the stated maturity of the Debentures shall be a Redemption Date for a Like Amount of Trust Securities.

                  "Redemption Price" means, with respect to any Trust Security, the Liquidation Amount of such Trust Security, plus accumulated and unpaid Distributions to the Redemption Date, plus the related amount of the premium, if any, paid by the Depositor upon the concurrent redemption of a Like Amount of Debentures.

                  "Redemption Tax Opinion" has the meaning set forth in Section 4.2(f).

                  "Regulation D" means Regulation D under the Securities Act (or any successor provision), as it may be amended from time to time.

                  "Regulation S" shall mean Regulation S under the Securities Act (or any successor provision), as it may be amended from time to time.

                  "Regulation S Book-Entry Capital Securities" shall have the meaning specified in Section 5.5(b).

                  "Relevant Trustee" shall have the meaning specified in Section 8.10.

                  Responsible Officer" means, with respect to the Issuer Trustees, any officer within the Corporate Trust Office of such Issuer Trustee, including any vice-president, any assistant vice-president, any assistant secretary, the treasurer, any assistant treasurer or other officer of the Corporate Trust Office of such Issuer Trustee customarily performing functions similar to those performed by any of the above designated officers and also means, with respect to a particular corporate trust matter, any other officer to whom such matter is referred because of that officer's knowledge of and familiarity with the particular subject.

                  "Restricted   Book-Entry  Capital  Security"  shall  have  the
meaning specified in Section 5.2(b).

                  "Restricted Securities" means all Capital Securities the Capital Securities Certificate for which is required pursuant to Section 5.5(c) to bear a Restricted Securities Legend. Such term includes the Book-Entry Capital Securities Certificate.

                  "Restricted Securities Legend" means a legend substantially in the form of the legend required in the form of Capital Securities Certificate set forth in Exhibit E to be placed upon a Capital Securities Certificate.

                  "Restricted   Securities   Certificate"  means  a  certificate
substantially in the form set forth in Exhibit F.

                  "Rule 144A" means Rule 144A under the Securities Act (or any successor provision), as it may be amended from time to time.

                  "Securities Act" means the Securities Act of 1933, and any successor statute thereto, in each case as amended from time to time.

                  "Securities Register" and "Securities Registrar" have the respective meanings specified in Section 5.5.

                  "Special Event" means a Tax Event or an Investment Company Event.

                  "Successor Capital Securities" of any particular Capital Securities Certificate means every Capital Securities Certificate issued after, and evidencing all or a portion of the same beneficial interest in the Issuer Trust as that evidenced by, such particular Capital Securities Certificate; and, for the purposes of this definition, any Capital Securities Certificate executed and delivered under Section 5.6 in exchange for or in lieu of a mutilated, destroyed, lost or stolen Capital Securities Certificate shall be deemed to evidence the same beneficial interest in the Issuer Trust as the mutilated, destroyed, lost or stolen Capital Securities Certificate.

                  "Tax Event" means the receipt by the Issuer Trust of an Opinion of Counsel experienced in such matters to the effect that, as a result of any amendment to, or change (including any announced prospective change) in, the laws (or any regulations thereunder) of the United States or any political subdivision or taxing authority thereof or therein, or as a result of any official administrative pronouncement or judicial decision interpreting or applying such laws or regulations, which amendment or change in effective or which pronouncement or decision is announced on or after the date of issuance of the Capital Securities, there is more than an insubstantial risk that (i) the Issuer Trust is, or will be within 90 days of the delivery of such Opinion of Counsel, subject to United States Federal income tax with respect to income received or accrued on the Debentures, (ii) interest payable by the Depositor on the Debentures is not, or within 90 days of the delivery of such Opinion of Counsel will not be, deductible by the Depositor, in whole or in part, for United States Federal income tax purposes, or (iii) the Issuer Trust is, or will be within 90 days of the delivery of such Opinion of Counsel, subject to more than a de minimis amount of other taxes, duties or other governmental charges.

                  "Trust Agreement" means this Amended and Restated Trust Agreement, as the same may be modified, amended or supplemented in accordance with the applicable provisions hereof, including (i) all exhibits and (ii) for all purposes of this Trust Agreement and any such modification, amendment or supplement, the provisions of the Trust Indenture Act that are deemed to be a part of and govern this Trust Agreement and any such modification, amendment or supplement, respectively.

                  "Trust Indenture Act" means the Trust Indenture Act of 1939 as in force at the date as of which this instrument was executed; provided, however, that in the event the Trust

Indenture Act of 1939 is amended after such date, "Trust Indenture Act" means, to the extent required by any such amendment, the Trust Indenture Act of 1939 as so amended.

                  "Trust Property" means (a) the Debentures, (b) any cash on deposit in, or owing to, the Payment Account and (c) all proceeds and rights in respect of the foregoing and any other property and assets for the time being held or deemed to be held by the Property Trustee pursuant to the trusts of this Trust Agreement.

                  "Trust Security" means any one of the Common Securities or the Capital Securities.

                  "Trust Securities Certificate" means any one of the Common Securities Certificates or the Capital Securities Certificates.

                  "Unrestricted Book-Entry Capital Security" shall have the meaning specified in Section 5.2(b).

                  "Vice President," when used with respect to the Depositor, means any duly appointed vice president, whether or not designated by a number or a word or words added before or after the title "vice president."


                                   ARTICLE II.

                        CONTINUATION OF THE ISSUER TRUST

                  SECTION 2.1.      Name

                  The trust continued hereby shall be known as "TIG Capital Trust I", as such name may be modified from time to time by the Administrators following written notice to the Holders of Trust Securities and the Issuer Trustees, in which name the Administrators and the Trustees may conduct the business of the Issuer Trust, make and execute contracts and other instruments on behalf of the Issuer Trust and sue and be sued.

                  SECTION 2.2. Office of the Delaware Trustee; Principal Place of Business.

                  The address of the Delaware Trustee in the State of Delaware is 1201 Market Street, Wilmington, Delaware 19801, Attention: Global Trust Services, or such other address in the State of Delaware as the Delaware Trustee may designate by written notice to the Holders, the Depositor, the Property Trustee and the Administrators. The principal executive office of the Issuer Trust is 65 East 55th Street, New York, New York 10022, Attention: Secretary.

                  SECTION 2.3. Initial Contribution of Trust Property; Organizational Expenses.

                  The Property Trustee acknowledges receipt in trust from the Depositor in connection with the Original Trust Agreement of the sum of $10, which constituted the initial Trust Property. The Depositor shall pay organizational expenses of the Issuer Trust as they arise or shall, upon request of any Issuer Trustee, promptly reimburse such Issuer Trustee for any such expenses paid by such Issuer Trustee. The Depositor shall make no claim upon the Trust Property for the payment of such expenses.

                  SECTION 2.4.      Issuance of the Capital Securities

                  As of January 27, 1997, the Depositor, both on its own behalf and on behalf of the Issuer Trust pursuant to the Original Trust Agreement, executed and delivered the Purchase Agreement. Contemporaneously with the execution and delivery of this Trust Agreement, an Administrator, on behalf of the Issuer Trust, shall manually execute in accordance with Sections 5.3 and 8.9(a) and the Property Trustee shall deliver to the Initial Purchaser, Capital Securities Certificates, registered in the names requested by the Initial Purchaser, evidencing an aggregate of 125,000 Capital Securities having an aggregate Liquidation Amount of $125,000,000, against receipt of the aggregate purchase price of such Capital Securities of $125,000,000 by the Property Trustee.

                  SECTION 2.5. Issuance of the Common Securities; Subscription and Purchase of Debentures

                  Contemporaneously with the execution and delivery of this Trust Agreement, the Administrators, on behalf of the Issuer Trust, shall execute in accordance with Sections 5.3 and 8.9(a) and the Property Trustee shall deliver to the Depositor Common Securities Certificates, registered in the name of the Depositor, evidencing an aggregate of 3,750 Common Securities having an aggregate Liquidation Amount of $3,750,000, against receipt of the aggregate purchase price of such Common Securities of $3,750,000, to the Property Trustee. Contemporaneously therewith, the Administrators, on behalf of the Issuer Trust, shall subscribe for and purchase from the Depositor the Debentures, registered in the name of the Property Trustee on behalf of the Trust and having an aggregate principal amount equal to $128,750,000, and, in satisfaction of the purchase price for such Debentures, the Property Trustee, on behalf of the Issuer Trust, shall deliver to the Depositor the sum of $128,750,000 (being the sum of the amounts delivered to the Property Trustee pursuant to (i) the second sentence of Section 2.4, and (ii) the first sentence of this Section 2.5).

                  SECTION 2.6.      Declaration of Trust.

                  The  exclusive  purposes and functions of the Issuer Trust are
(a) to issue and sell Trust Securities and use the proceeds from such sale to acquire the Debentures, and (b) to engage in those activities necessary, convenient or incidental thereto. The Depositor hereby appoints the Issuer Trustees as trustees of the Issuer Trust, to have all the rights, powers and duties to the extent set forth herein, and the Issuer Trustees hereby accept such appointment. The Property Trustee hereby declares that it will hold the Trust Property in trust upon and subject to the conditions set forth herein for the benefit of the Issuer Trust and the Holders. The Administrators shall have only those ministerial duties set forth herein with respect to accomplishing the purposes of the Issuer Trust and shall not be trustees or, to the fullest extent permitted by law, fiduciaries with respect to the Issuer Trust or the Holders. The Property Trustee shall have the right and power to perform those duties assigned to the Administrators. The Delaware Trustee shall not be entitled to exercise any powers, nor shall the Delaware Trustee have any of the duties and responsibilities, of the Property Trustee or the Administrators set forth herein. The Delaware trustee shall be one of the trustees of the Issuer Trust for the sole and limited purpose of fulfilling the requirements of Section 3807 of the Delaware Business Trust Act and for taking such actions as are required to be taken by a Delaware trustee under the Delaware Business Trust Act.

                  SECTION 2.7.      Authorization to Enter into Certain
Transactions

                  (a) The Issuer Trustees and the Administrators shall conduct the affairs of the Issuer Trust in accordance with the terms of this Trust Agreement. Subject to the limitations set forth in paragraph (b) of this Section, and in accordance with the following provisions (i) and (ii), the Issuer Trustees and the Administrators shall have the authority to enter into all transactions and agreements determined by the Issuer Trustees or the Administrators to be appropriate in exercising the authority, express or implied, otherwise granted to the Issuer Trustees or the Administrators, as the case may be, under this Trust Agreement, and to perform all acts in furtherance thereof, including the following:

                  (i) Each Administrator shall have the power and authority to act on behalf of the Issuer Trust with respect to the following matters:

                           (A) the issuance and sale of the Trust Securities;

                           (B) to cause the Issuer  Trust to enter into,  and to
                  execute, deliver and perform on behalf of the Issuer Trust, the Expense Agreement and the Certificate Depository Agreement and such other agreements as may be necessary or desirable in connection with the purposes and function of the Issuer Trust;

                           (C) assisting in compliance with the Trust Indenture
                  Act;

                           (D) assisting in obtaining the designation of the
                  Capital Securities for trading in PORTAL (if applicable);

                           (E) assisting in the sending of notices (other than notices of default) and other information regarding the Trust Securities and the Debentures to the Holders in accordance with this Trust Agreement;

                           (F) the consent to the appointment of a Paying Agent,
                  authenticating agent and Securities Registrar in accordance with this Trust Agreement (which consent shall not be unreasonably withheld);

                           (G) execution of the Trust Securities on behalf of
                  the Trust in accordance with this Trust Agreement;

                           (H) execution  and delivery of closing  certificates,
                  if any, pursuant to the Purchase Agreement and application for a taxpayer identification number for the Issuer Trust;

                           (I) unless  otherwise  determined  by  the  Property
                  Trustee or Holders of at least a Majority in Liquidation Amount of the Capital Securities or as otherwise required by the Delaware Business Trust Act or the Trust Indenture Act, to execute on behalf of the Issuer Trust (either acting alone or together with any or all of the Administrators) any documents that the Administrators have the power to execute pursuant to this Trust Agreement; and

                           (J) the  taking  of  any  action  incidental  to the
                  foregoing as the Issuer Trustees may from time to time determine is necessary or advisable to give effect to the terms of this Trust Agreement.

                  (ii) The Property Trustee shall have the power, duty and authority to act on behalf of the Issuer Trust with respect to the following matters:

                           (A) the establishment of the Payment Account;

                           (B) the receipt of the Debentures;

                           (C) the collection of interest, principal and any
                  other payments made in respect of the Debentures and the holding of such amounts in the Payment Account;

                           (D) the distribution through the Paying Agent of
                  amounts distributable to the Holders in respect of the Trust Securities;

                           (E) the exercise of all of the rights, powers and
                  privileges of a holder of the Debentures subject to
                  Section 6.1;

                           (F) the  sending  of  notices  of  default  and other
                  information regarding the Trust Securities and the Debentures to the Holders in accordance with this Trust Agreement;

                           (G) the distribution of the Trust Property in
                  accordance with the terms of this Trust Agreement;

                           (H) to the extent  provided in this Trust  Agreement,
                  the winding up of the affairs of and liquidation of the Issuer Trust and the preparation, execution and filing of the certificate of cancellation with the Secretary of State of the State of Delaware;

                           (I) after an Event of Default (other than under paragraph (b), (c), (d) or (e) of the definition of such term if such Event of Default is by or with respect to the Property Trustee) the taking of any action incidental to the foregoing as the Property Trustee may from time to time determine is necessary or advisable to give effect to the terms of this Trust Agreement and protect and conserve the Trust Property for the benefit of the Holders (without consideration of the effect of any such action on any particular Holder); and

                           (J) any of the  duties,  liabilities,  powers  or the
                  authority   of  the   Administrators   set  forth  in  Section
                  2.7(a)(i)(D), (E) and (I) herein; and in the event of a conflict between the action of the Administrators and the action of the Property Trustee, the action of the Property Trustee shall prevail.

                  (b) So long as this Trust Agreement remains in effect, the Issuer Trust (or the Issuer Trustees or Administrators acting on behalf of the Issuer Trust) shall not undertake any business, activities or transaction except as expressly provided herein or contemplated hereby. In particular, neither the Issuer Trustees nor the Administrators shall (i) acquire any investments or engage in any activities not authorized by this Trust Agreement, (ii) sell, assign, transfer, exchange, mortgage, pledge, set-off or otherwise dispose of any of the Trust Property or interests therein, including to Holders, except as expressly provided herein, (iii) take any action that would reasonably be expected to cause the Issuer Trust to become taxable as a corporation or classified as any other type of taxpaying entity for United States Federal income tax purposes, (iv) incur any indebtedness for borrowed money or issue any other debt, or (v) take or consent to any action that would result in the placement of a Lien on any of the Trust Property. The Property Trustee shall defend all claims and demands of all Persons at any time claiming any Lien on any of the Trust Property adverse to the interest of the Issuer Trust or the Holders in their capacity as Holders.

                  (c) In connection with the issue and sale of the Capital Securities, the Depositor shall have the right and responsibility to assist the Issuer Trust with respect to, or effect on behalf of the Issuer Trust, the following (and any actions taken by the Depositor in furtherance of the following prior to the date of this Trust Agreement are hereby ratified and confirmed in all respects):

               (i) the preparation by the Issuer Trust of an Offering Memorandum in relation to the Capital Securities, including any amendments thereto and the taking of any action necessary or desirable to sell the Capital Securities in a transaction or a series of transactions exempt from the registration requirements of the Securities Act;

              (ii) the determination of the States in which to take appropriate action to qualify or register for sale all or part of the Capital Securities and the determination of any and all such acts, other than actions that must be taken by or on behalf of the Issuer Trust, and the advice to the Issuer Trust of actions they must take on behalf of the Issuer Trust, and the preparation for execution and filing of any documents to be executed and filed by the Issuer Trust or on behalf of the Issuer Trust, as the Depositor deems necessary or advisable in order to comply with the applicable laws of any such States in connection with the sale of the Capital Securities;

             (iii) the negotiation of the terms of, and the execution and delivery of, the Purchase Agreement providing for the sale of the Capital Securities; and

              (iv) the taking of any other actions necessary or desirable to carry out any of the foregoing activities.

                  (d) Notwithstanding anything herein to the contrary, the Administrators and the Issuer Trustees are authorized and directed to conduct the affairs of the Issuer Trust and to operate the Issuer Trust so that the Issuer Trust will not be deemed to be an "investment company" required to be registered under the Investment Company Act, and will not be taxable as a corporation or classified as any other type of taxpaying entity for United States Federal income tax purposes and so that the Debentures will be treated as indebtedness of the Depositor for United States Federal income tax purposes. In this connection, each Administrator, the Property Trustee and the Holders of at least a Majority in Liquidation Amount of the Common Securities are authorized to take any action, not inconsistent with applicable law, the Certificate of Trust or this Trust Agreement, that such Administrator, the Property Trustee or Holders of Common Securities determine in their discretion to be necessary or desirable for such purposes, as long as such action does not adversely affect in any material respect the interests of the Holders of the Outstanding Capital Securities. In no event shall the Administrators or the Issuer Trustees be liable to the Issuer Trust or the Holders for any failure to comply with this section that results from a change in law or regulation or in the interpretation thereof.

                  SECTION 2.8.      Assets of Trust.

                  The assets of the Issuer Trust shall consist of the Trust Property.

                  SECTION 2.9.      Title to Trust Property.

                  Legal title to all Trust Property shall be vested at all times in the Property Trustee (in its capacity as such) and shall be held and administered by the Property Trustee in trust for the benefit of the Issuer Trust and the Holders in accordance with this Trust Agreement.


                                  ARTICLE III.

                                 PAYMENT ACCOUNT

                  SECTION 3.1.      Payment Account.

                  (a) On or prior to the Closing Date, the Property Trustee shall establish the Payment Account. The Property Trustee and its agents shall have exclusive control and sole right of withdrawal with respect to the Payment Account for the purpose of making deposits in and withdrawals from the Payment Account in accordance with this Trust Agreement. All monies and other property deposited or held from time to time in the Payment Account shall be held by the Property Trustee in the Payment Account for the exclusive benefit of the Holders and for distribution as herein provided, including (and subject to) any priority of payments provided for herein.

                  (b) The Property Trustee shall deposit in the Payment Account, promptly upon receipt, all payments of principal of or interest on, and any other payments or proceeds with respect to, the Debentures. Amounts held in the Payment Account shall not be invested by the Property Trustee pending distribution thereof.


                                   ARTICLE IV.

                            DISTRIBUTIONS; REDEMPTION

                  SECTION 4.1.      Distributions.

                  (a) The Trust Securities represent undivided beneficial interests in the Trust Property, and Distributions (including of Additional Amounts) will be made on the Trust Securities at the rate and on the dates that payments of interest (including of Additional Interest and Deferred Interest) are made on the Debentures. Accordingly:

               (i) Distributions on the Trust Securities shall be cumulative, and will accumulate whether or not there are funds of the Trust available for the payment of Distributions. Distributions shall accumulate from January 30, 1997, and, except in the event (and to the extent) that the Depositor exercises its right to defer the payment of interest on the Debentures pursuant to the Indenture, shall be payable semi-annually in arrears on January 15 and July 15 of each year, commencing on July 15, 1997. If any date on which a Distribution is otherwise payable on the Trust Securities is not a Business Day, then the payment of such Distribution shall be made on the next succeeding day that is a Business Day (and without any interest or other payment in respect of any such delay), with the same force and effect as if made on the date on which such payment was originally payable provided that if such Business Day is in the next succeeding calendar year, such payment shall be made on the immediately preceding Business Day with the same force and effect as if made on the date on which such payment was originally payable (each date on which distributions are payable in accordance with this Section 4.1(a), a "Distribution Date").

              (ii) The Trust Securities shall be entitled to Distributions payable at a rate of 8.597% per annum of the Liquidation Amount of the Trust Securities. The amount of Distributions payable for any period less than a full Distribution period shall be computed on the basis of a 360-day year of twelve 30-day months and the actual number of days elapsed in a partial month in a period. Distributions payable for each full Distribution period will be computed by dividing the rate per annum by two. The amount of Distributions payable for any period shall include any Additional Amounts in respect of such period.

             (iii) Distributions on the Trust Securities shall be made by the Property Trustee from the Payment Account and shall be payable on each Distribution Date only to the extent that the Issuer Trust has funds then on hand and available in the Payment Account for the payment of such Distributions.

                  (b) Distributions on the Trust Securities with respect to a Distribution Date shall be payable to the Holders thereof as they appear on the Securities Register for the Trust Securities at the close of business on the relevant record date, which shall be at the close of business on the fifteenth day (whether or not a Business Day) next preceding the relevant Distribution Date.

                  SECTION 4.2.      Redemption.

                  (a) On each Debenture Redemption Date and on the stated maturity of the Debentures, the Property Trustee will be required to redeem a Like Amount of Trust Securities at the Redemption Price.

                  (b) Notice of redemption shall be given by the Property Trustee by first-class mail, postage prepaid, mailed not less than 30 nor more than 60 days prior to the Redemption Date to each Holder of Trust Securities to be redeemed, at such Holder's address appearing in the Security Register. All notices of redemption shall state:

               (i) the Redemption Date;

              (ii) the Redemption Price or if the Redemption Price cannot be calculated prior to the time the notice is required to be sent, the estimate of the Redemption Price together with a statement that it is an estimate and that the actual Redemption Price will be calculated on the third Business Day prior to the Redemption Date (and if an estimate is provided, a further notice shall be sent of the actual Redemption Price on the date that such Redemption Price is calculated);

             (iii) the CUSIP number or CUSIP numbers of the Trust Securities affected;

              (iv) if less than all the Outstanding Trust Securities are to be redeemed, the identification and the aggregate Liquidation Amount of the particular Trust Securities to be redeemed;

               (v) that on the Redemption Date the Redemption Price will become due and payable upon each such Trust Security to be redeemed and that Distributions thereon will cease to accumulate on and after said date, except as provided in Section 4.2(d) below; and

              (vi) the place or places where the Trust Securities are to be surrendered for the payment of the Redemption Price.

                  The Trust in issuing the Trust Securities may use "CUSIP" or "private placement" numbers (if then generally in use), and, if so, the Property Trustee shall indicate the "CUSIP" or "private placement" numbers of the Trust Securities in notices of redemption and related materials as a convenience to Holders; provided that any such notice may state that no representation is made as to the correctness of such numbers either as printed on the Trust Securities or as contained in any notice of redemption and related materials.

                  (c) The Trust Securities redeemed on each Redemption Date shall be redeemed at the Redemption Price with the applicable proceeds from the contemporaneous redemption of Debentures. Redemptions of the Trust Securities shall be made and the Redemption Price shall be payable on each Redemption Date only to the extent that the Issuer Trust has funds then on hand and available in the Payment Account for the payment of such Redemption Price.

                  (d) If the Property Trustee gives a notice of redemption in respect of any Capital Securities, then, by 12:00 noon, New York City time, on the Redemption Date, subject to Section 4.2(c), the Property Trustee will, with respect to Book-Entry Capital Securities, irrevocably deposit with the Clearing Agency for such Book-Entry Capital Securities, to the extent available therefor, funds sufficient to pay the applicable Redemption Price and will give such Clearing Agency irrevocable instructions and authority to pay the Redemption Price to the Holders of the Capital Securities. With respect to Capital Securities that are not Book-Entry Capital Securities, the Property Trustee, subject to Section 4.2(c), will irrevocably deposit with the Paying Agent, to the extent available therefor, funds sufficient to pay the applicable Redemption Price and will give the Paying Agent irrevocable instructions and authority to pay the Redemption Price to the Holders of the Capital Securities upon surrender of their Capital Securities Certificates. Notwithstanding the foregoing, Distributions payable on or prior to the Redemption Date for any Trust Securities called for redemption shall be payable to the Holders of such Trust Securities as they appear on the Securities Register for the Trust Securities on the relevant record dates for the related Distribution Dates. If notice of redemption shall have been given and funds deposited as required, then upon the date of such deposit, all rights of Holders holding Trust Securities so called for redemption will cease, except the right of such Holders to receive the Redemption Price and any Distribution payable in respect of the Trust Securities on or prior to the Redemption Date, but without interest, and such Securities will cease to be outstanding. In the event that any date on which any Redemption Price is payable is not a Business Day, then payment of the Redemption Price payable on such date will be made on the next succeeding day that is a Business Day (without any interest or other payment in respect of any such delay), except that, if such Business Day falls in the next calendar year, such payment will be made on the immediately preceding Business Day, in each case, with the same force and effect as if made on such date. In the event that payment of the Redemption Price in respect of any Trust Securities called for redemption is improperly withheld or refused and not paid either by the Issuer Trust or by the Depositor pursuant to the Guarantee Agreement, Distributions on such Trust Securities will continue to accumulate, as set forth in Section 4.1, from the Redemption Date originally established by the Issuer Trust for such Trust Securities to the date such Redemption Price is actually paid, in which case the actual payment date will be the date fixed for redemption for purposes of calculating the Redemption Price.

                  (e) Subject to Section 4.3(a), if less than all the Outstanding Trust Securities are to be redeemed on a Redemption Date, then the aggregate Liquidation Amount of Trust Securities to be redeemed shall be allocated pro rata to the Common Securities and the Capital Securities based upon the relative Liquidation Amounts of such classes. The particular Capital Securities to be redeemed shall be selected on a pro rata basis based upon their respective Liquidation Amounts not more than 60 days prior to the Redemption Date by the Property Trustee from the Outstanding Capital Securities not previously called for redemption, provided that so long as the Capital
Securities are in book-entry-only form, such selection shall be made in accordance with the customary procedures for the Clearing Agency for the Capital Securities, and provided further that, after giving effect to such redemption, no Holder shall hold Capital Securities with an aggregate Liquidation Amount of less than $100,000. The Property Trustee shall promptly notify the Securities Registrar in writing of the Capital Securities selected for redemption and, in the case of any Capital Securities selected for partial redemption, the Liquidation Amount thereof to be redeemed. For all purposes of this Trust Agreement, unless the context otherwise requires, all provisions relating to the redemption of Capital Securities shall relate, in the case of any Capital Securities redeemed or to be redeemed only in part, to the portion of the aggregate Liquidation Amount of Capital Securities that has been or is to be redeemed.

                  (f) If, at any time, a Special Event shall occur and be continuing, the Issuer Trust shall, except in the limited circumstances described in this Section 4.2(f), be dissolved and cause Debentures with an aggregate principal amount equal to the Liquidation Amount of, with an interest rate identical to the distribution rate of, and with accrued and unpaid interest equal to accrued and unpaid distributions on, the Trust Securities outstanding at such time to be distributed to the holders of the Trust Securities in liquidation of such holders' interests in the Issuer Trust on a pro rata basis within 90 days following the occurrence of such Special Event; provided, however, that in the case of the occurrence of a Tax Event, such dissolution and distribution shall be conditioned on the Administrators' receipt of an opinion of nationally recognized independent tax counsel experienced in such matters (a "No Recognition Opinion"), which opinion may rely on, among other things, published revenue rulings of the Internal Revenue Service, to the effect that the holders of the Trust Securities will not recognize any gain or loss for United States federal income tax purposes as a result of such dissolution and distribution of Debentures and, provided further, that, if at the time there is available to the Depositor or the Issuer Trust the opportunity to eliminate, within such 90-day period, the Special Event by taking some ministerial action, such as filing a form or making an election, or pursuing some other similar reasonable measure, that will have no adverse effect on the Issuer Trust, the Depositor or the holders of the Trust Securities, the Depositor or the Issuer Trust will pursue such measure in lieu of dissolution. Furthermore, if in the case of the occurrence of a Tax Event, (i) the Depositor has received an opinion (a "Redemption tax Opinion") of nationally recognized independent tax counsel experienced in such matters that, as a result of such Tax Event, there is more than an insubstantial risk that the Depositor would be precluded from deducting the interest on the Debentures for United States federal income tax purposes, even after the Debentures were distributed to the holders of Trust Securities in liquidation of such holders' interests in the Issuer Trust as described herein, or (ii) the Administrators shall have been informed by such tax counsel that it cannot deliver a No Recognition Opinion to the Administrators, the Depositor shall have the right, upon not less than 30 nor more than 60 days' notice, to redeem the Debentures, in whole or in part, for cash within 90 days following the occurrence of such Tax Event, and, following such redemption, Trust Securities with a Liquidation Amount equal to the aggregate principal amount of the Debentures so redeemed shall be redeemed by the Issuer Trust at the applicable Redemption Price on a pro rata basis; provided, however, that if at the time there is available to the Issuer Trust the opportunity to eliminate, within such 90-day period, the Tax Event by taking some ministerial action, such as filing a form or making an election or pursuing some other similar reasonable measure that will have no adverse effect on the Issuer Trust, the Depositor or the holders of the Trust Securities, the Depositor or the Issuer Trust will pursue such measure in lieu of redemption.

                  SECTION 4.3.      Subordination of Common Securities.

                  (a) Payment of Distributions (including any Additional Amounts) on, the Redemption Price of, and the Liquidation Distribution in respect of the Trust Securities, as applicable, shall be made, subject to
Section 4.2(e), pro rata among the Common Securities and the Capital Securities based on the Liquidation Amount of the Trust Securities; provided, however, that if on any Distribution Date, Redemption Date or Liquidation Date any Event of Default resulting from a Debenture Event of Default specified in
Section 5.1(1) or 5.1(2) or 5.1(3) of the Indenture shall have occurred and be continuing, no payment of any Distribution (including any Additional Amounts) on, Redemption Price of, or Liquidation Distribution in respect of any Common Security, and no other payment on account of the redemption, liquidation or other acquisition of Common Securities, shall be made unless payment in full in cash of all accumulated and unpaid Distributions (including any Additional Amounts) on all Outstanding Capital Securities for all Distribution periods terminating on or prior thereto, or in the case of payment of the Redemption Price the full amount of such Redemption Price on all Outstanding Capital Securities then called for redemption, or in the case of payment of the Liquidation Distribution the full amount of such Liquidation Distribution on all Outstanding Capital Securities, shall have been made or provided for, and all funds immediately available to the Property Trustee shall first be applied to the payment in full in cash of all Distributions (including any Additional Amounts) on, or the Redemption Price of, the Capital Securities then due and payable.

                  (b) In the case of the occurrence of any Event of Default resulting from any Debenture Event of Default, the Holders of the Common Securities shall have no right to act with respect to any such Event of Default under this Trust Agreement until the effect of all such Events of Default with respect to the Capital Securities have been cured, waived or otherwise eliminated. Until all such Events of Default under this Trust Agreement with respect to the Capital Securities have been so cured, waived or otherwise eliminated, the Property Trustee shall act solely on behalf of the Holders of the Capital Securities and not on behalf of the Holders of the Common Securities, and only the Holders of the Capital Securities will have the right to direct the Property Trustee to act on their behalf.

                  SECTION 4.4.      Payment Procedures.

                  Payments of Distributions (including any Additional Amounts) in respect of the Capital Securities shall be made by check mailed to the address of the Person entitled thereto as such address shall appear on the Securities Register or, if the Capital Securities are held by a Clearing Agency, such Distributions shall be made to the Clearing Agency in immediately available funds. Payments in respect of the Common Securities shall be made in such manner as shall be mutually agreed between the Property Trustee and the Holders of the Common Securities.

                  SECTION 4.5.      Tax Returns and Reports.

                  The Administrators shall prepare (or cause to be prepared), at the Depositor's expense, and file all United States Federal, state and local tax and information returns and reports required to be filed by or in respect of the Issuer Trust. In this regard, the Administrators shall (a) prepare and file (or cause to be prepared and filed) all Internal Revenue Service forms required to be filed in respect of the Issuer Trust in each taxable year of the Issuer Trust, and (b)
prepare and furnish (or cause to be prepared and  furnished)  to each Holder all Internal Revenue Service forms required to be provided by the Issuer Trust. The Administrators shall provide the Depositor and the Property Trustee with a copy of all such returns and reports promptly after such filing or furnishing. The Issuer Trustees shall comply with United States Federal withholding and backup withholding tax laws and information reporting requirements with respect to any payments to Holders under the Trust Securities.

                  SECTION 4.6.      Payment of Taxes, Duties, Etc. of the Issuer
Trust.

                  Upon receipt under the Debentures of Additional Sums, the Property Trustee shall promptly pay any taxes, duties or governmental charges of whatsoever nature (other than withholding taxes) imposed on the Issuer Trust by the United States or any other taxing authority.

                  SECTION 4.7. Payments under Indenture or Pursuant to Direct Actions.

                  Any amount payable hereunder to any Holder of Capital Securities (or any Owner with respect thereto) shall be reduced by the amount of any corresponding payment such Holder (or Owner) has directly received pursuant to Section 5.8 or 14.1 of the Indenture or Section 5.13 of this Trust Agreement.

                  SECTION 4.8.      Liability of the Holder of Common Securities

                  Any Holder of the Common Securities shall be liable for the debts and obligations of the Issuer Trust in the manner and to the extent set forth with respect to the Common Securityholder (as defined in the Expense Agreement) and agrees that it shall be subject to all liabilities to which the Common Securityholder may be subject, and shall make all payments that the Common Securityholder is required to make, under the terms of the Expense Agreement.


                                   ARTICLE V.

                          TRUST SECURITIES CERTIFICATES

                  SECTION 5.1.      Initial Ownership.

                  Upon the formation of the Issuer Trust and the contribution by the Depositor pursuant to Section 2.3 and until the issuance of the Trust Securities, and at any time during which no Trust Securities are outstanding, the Depositor shall be the sole beneficial owner of the Issuer Trust.

                  SECTION 5.2.      The Trust Securities Certificates.

                  (a) The Capital Securities Certificates shall be issued in minimum denominations of $1,000 Liquidation Amount (and in blocks of at least 100 Capital Securities) and integral multiples thereof, and the Common Securities Certificates shall be issued in denominations of $1,000 Liquidation Amount and integral multiples thereof. The Trust Securities Certificates shall be executed on behalf of the Issuer Trust by manual signature of at least one Administrator. Trust Securities Certificates bearing the manual signatures of individuals who were, at the time when such signatures shall have been affixed, authorized to sign on behalf of the Issuer Trust, shall be validly issued and entitled to the benefits of this Trust Agreement, notwithstanding that such individuals or any of them shall have ceased to be so authorized prior to the delivery of such Trust Securities Certificates or did not hold such offices at the date of delivery of such Trust Securities Certificates. A transferee of a Trust Securities Certificate shall become a Holder, and shall be entitled to the rights and subject to the obligations of a Holder hereunder, upon due registration of such Trust Securities Certificate in such transferee's name pursuant to Section 5.5.

                  (b) Upon their original issuance, Capital Securities Certificates issued pursuant to Rule 144A, shall be issued in the form of one or more Book-Entry Capital Securities Certificates (each a "Restricted Book-Entry Capital Security") registered in the name of DTC, as Clearing Agency, or its nominee and deposited with DTC or a custodian for DTC for credit by DTC to the respective accounts of the Owners thereof (or such other accounts as they may direct). The aggregate principal amount of any Restricted Book-Entry Capital Securities may from time to time be increased or decreased by adjustments made on the records of the Property Trustee, which adjustments shall be conclusive as to the aggregate principal amount of any such Restricted Book-Entry Capital
Security. In the event that an interest in a Restricted Book-Entry Capital Security shall be transferred in accordance with Rule 144 under the Securities Act, in each case in accordance with Section 5.5(b), the Book-Entry Capital Securities Certificate representing such interest after such transfer shall be referred to herein as an "Unrestricted Book-Entry Capital Security". Except as otherwise agreed by the Issuer Trust, no Restricted Book-Entry Capital Security or Unrestricted Book-Entry Capital Security shall be issued except as provided in this paragraph to evidence Capital Security Certificates offered and sold in their initial distribution in reliance on Rule 144A.

                  (c) Upon their original issuance, Capital Securities Certificates representing Other Capital Securities shall not be issued in the form of a Book-Entry Capital Securities Certificate or in any other form intended to facilitate book-entry trading in beneficial interests in such Capital Securities.

                  (d) A single Common Securities Certificate representing the Common Securities shall be issued to the Depositor in the form of a definitive Common Securities Certificate.

                  (e) Upon a transfer, Capital Security Certificates issued in reliance on Regulation S shall be issued in the form of one or more Book-Entry
Capital  Securities   Certificates  (the

"Regulation S Book-Entry  Security")  registered in the name of DTC, as Clearing
 ---------------------------------
Agency, or its nominee and deposited with DTC for credit by DTC to the respective accounts of the Owners thereof (or such other accounts as they may direct) at Morgan Guaranty Trust Company of New York, Brussels office, as operator of Euroclear or Cedel. The aggregate principal amount of any Regulation S Book-Entry Capital Securities may from time to time be increased or decreased by adjustments made on the records of the Clearing Agency, which adjustments shall be conclusive as to the aggregate principal amount of any such Book-Entry Capital Securities.

                  SECTION 5.3. Execution and Delivery of Trust Securities Certificates.

                  At the Time of Delivery, the Administrators shall cause Trust Securities Certificates, in an aggregate Liquidation Amount as provided in Sections 2.4 and 2.5, to be executed on behalf of the Issuer Trust and delivered to or upon the written order of the Depositor, executed by one authorized officer thereof, without further corporate action by the Depositor, in authorized denominations.

                  SECTION 5.4.      Book-Entry Capital Securities.

                  (a) Each Book-Entry Capital Securities Certificate issued under this Agreement shall be registered in the name of the Clearing Agency or a nominee thereof and delivered to such Clearing Agency or a nominee thereof or custodian therefor, and each such Book-Entry Capital Securities Certificate shall constitute a single Capital Securities Certificate for all purposes of this Agreement.

                  (b) Notwithstanding any other provision in this Trust Agreement, no Book-Entry Capital Securities Certificate may be exchanged in whole or in part for Capital Securities Certificates registered, and no transfer of a Book-Entry Capital Securities Certificate in whole or in part may be registered, in the name of any Person other than the Clearing Agency for such Book-Entry Capital Securities Certificates or a nominee thereof unless (a) the Clearing Agency advises the Property Trustee and the Depositor in writing that the Clearing Agency is no longer willing or able to properly discharge its responsibilities with respect to the Book-Entry Capital Securities Certificates, and the Property Trustee is unable to locate a qualified successor, (b) the Issuer Trust at its option advises the Depositary in writing that it elects to terminate the book-entry system through the Clearing Agency, (c) a Debenture Event of Default has occurred and is continuing, or (d) in the case of a transfer of a beneficial interest in such Capital Security to a Person that is not a "qualified institutional buyer" within the meaning of Rule 144A, upon reasonable prior notice of such transfer by the Depositary or its authorized representative to the Securities Registrar and delivery to the Securities Registrar of a certificate in substantially the form set forth in Exhibit J; provided, however, that no Definitive Capital Securities Certificate shall be issued in an amount representing less than 100 Capital Securities. Upon the occurrence of any event specified in clause (a), (b) or (c) above, the Administrators shall notify the Clearing Agency and instruct the Clearing Agency to notify all Owners of Book-Entry Capital Securities, the Delaware Trustee and the Administrators of the occurrence of such event and of the availability of the Definitive Capital Securities Certificates to Owners of such class or classes, as applicable, requesting the same; provided, however, that no Definitive Capital Securities Certificate shall be issued in an amount representing less than 100 Capital Securities.

                  (c) If any Book-Entry Capital Securities Certificate is to be exchanged for other Capital Securities Certificates or cancelled in part, or if any other Capital Securities Certificate is to be exchanged in whole or in part for Book-Entry Capital Securities represented by a Book-Entry Capital Securities Certificate, then either (i) such Book-Entry Capital Securities Certificate shall be so surrendered for exchange or cancellation as provided in this Article Five or (ii) the aggregate Liquidation Amount represented by such Book-Entry Capital Securities Certificate shall be reduced, subject to Section 5.2, or increased by an amount equal to the Liquidation Amount represented by that portion of the Book-Entry Capital Securities Certificate to be so exchanged or cancelled, or equal to the Liquidation Amount represented by such other Capital Securities Certificates to be so exchanged for Book-Entry Capital Securities represented thereby, as the case may be, by means of an appropriate adjustment made on the records of the Securities Registrar, whereupon the Property Trustee, in accordance with the Applicable Procedures, shall instruct the Clearing Agency or its authorized representative to make a corresponding adjustment to its records. Upon surrender to the Administrators or the Securities Registrar of the Book-Entry Capital Securities Certificate or Certificates by the Clearing Agency, accompanied by registration instructions, the Administrators, or any one of them, shall execute the Definitive Capital Securities Certificates in accordance with the instructions of the Clearing Agency; provided, however, that no Definitive Capital Securities Certificate shall be issued in an amount representing less than 100 Capital Securities. None of the Securities Registrar, the Issuer Trustees or the Administrators shall be liable for any delay in delivery of such instructions and may conclusively rely on, and shall be protected in relying on, such instructions. Upon the issuance of Definitive Capital Securities Certificates, the Issuer Trustees and Administrators shall recognize the Holders of the Definitive Capital Securities Certificates as Holders. The Definitive Capital Securities Certificates shall be printed, lithographed or engraved or may be produced in any other manner as is reasonably acceptable to the Administrators, as evidenced by the execution thereof by the Administrators or any one of them.

                  (d) Every Capital Securities Certificate executed and delivered upon registration of transfer of, or in exchange for or in lieu of, a Book-Entry Capital Securities Certificate or any portion thereof, whether pursuant to this Article V or Article IV or otherwise, shall be executed and delivered in the form of, and shall be, a Book-Entry Capital Securities Certificate, unless such Capital Securities Certificate is registered in the name of a Person other than the Clearing Agency for such Book-Entry Capital Securities Certificate or a nominee thereof.

                  (e) The Clearing Agency or its nominee, as registered owner of a Book-Entry Capital Securities Certificate, shall be the Holder of such Book-Entry Capital Securities Certificate for all purposes under this Agreement and the Book-Entry Capital Securities Certificate, and Owners with respect to a Book-Entry Capital Securities Certificate shall hold such interests pursuant to the Applicable Procedures. The Securities Registrar, the Administrators and the Issuer Trustees shall be entitled to deal with the Clearing Agency for all purposes of this Trust Agreement relating to the Book-Entry Capital Securities Certificates (including the payment of the Liquidation Amount of and Distributions on the Book-Entry Capital Securities represented thereby and the giving of instructions or directions by Owners of Book-Entry Capital Securities represented thereby) as the sole Holder of the Book-Entry Capital Securities represented thereby and shall have no obligations to the Owners thereof. None of the Property Trustee, the Administrators nor the Securities Registrar shall have any liability in respect of any transfers effected by the Clearing Agency.

                  The rights of the Owners of the Book-Entry Capital Securities shall be exercised only through the Clearing Agency and shall be limited to those established by law, the Applicable Procedures and agreements between such Owners and the Clearing Agency and/or the Clearing Agency Participants. Pursuant to the Certificate Depository Agreement, unless and until Definitive Capital Securities Certificates are issued pursuant to Section 5.4(b), the initial Clearing Agency will make book-entry transfers among the Clearing Agency Participants and receive and transmit payments on the Capital Securities to such Clearing Agency Participants, and none of the Depositor, the Administrators or the Issuer Trustees shall have any responsibility or obligation with respect thereto.

                  SECTION 5.5. Registration of Transfer and Exchange of Capital Securities Certificates; Restricted Securities Legends.

                  (a) The Property Trustee shall keep or cause to be kept, at the office or agency maintained pursuant to Section 5.9, a register or registers for the purpose of registering Trust Securities Certificates and transfers and exchanges of Trust Securities Certificates (the "Securities Register") in which the registrar and transfer agent with respect to the Trust Securities (the "Securities Registrar"), subject to such reasonable regulations as it may prescribe, shall provide for the registration of Capital Securities Certificates and Common Securities Certificates (subject to Section 5.11 in the case of the Common Securities Certificates) and registration of transfers and exchanges of Capital Securities Certificates as herein provided. The Person acting as the Property Trustee shall at all times also be the Securities Registrar.

                  Upon surrender for registration of transfer of any Capital Securities Certificate at the office or agency maintained pursuant to Section 5.9, the Administrators or any one of them shall execute and deliver to the Property Trustee, and the Property Trustee shall deliver, in the name of the designated transferee or transferees, one or more new Capital Securities Certificates in authorized denominations of a like aggregate Liquidation Amount dated the date of execution by such Administrator; provided that no Holder may transfer any Capital Security if giving effect to such transfer would cause any Holder to hold less than $100,000 aggregate Liquidation Amount of Capital Securities. Any purported transfer prohibited by the preceding proviso shall be null and void and of no force or effect and the purported transferee of the affected Capital Securities shall be deemed to have no interest whatsoever in such Capital Securities.

                  The Securities Registrar shall not be required, (i) to issue, register the transfer of or exchange any Capital Security during a period beginning at the opening of business 15 days before the day of selection for redemption of such Capital Securities pursuant to Article IV and ending at the close of business on the day of mailing of the notice of redemption, or (ii) to register the transfer of or exchange any Capital Security so selected for redemption in whole or in part, except, in the case of any such Capital Security to be redeemed in part, any portion thereof not to be redeemed.

                  Every Capital Securities Certificate presented or surrendered for registration of transfer or exchange shall be accompanied by a written instrument of transfer in form satisfactory to the Securities Registrar duly executed by the Holder or its attorney duly authorized in writing. Each Capital Securities Certificate surrendered for registration of transfer or exchange shall be cancelled and subsequently disposed of by the Property Trustee in accordance with such Person's customary practice.

                  No service charge shall be made for any registration of transfer or exchange of Capital Securities Certificates on behalf of the Issuer Trust, but the Securities Registrar may require payment of a sum sufficient to cover any tax or governmental charge that may be imposed in connection with any transfer or exchange of Capital Securities Certificates.

                  Every Restricted Security shall be subject to the restrictions on transfer provided in the applicable legend(s) required to be set forth on the face of each Restricted Security pursuant to Exhibit E, unless such restrictions on transfer shall be waived by the written consent of the Issuer Trust, and the Holder of each Restricted Security, by such Holder's acceptance thereof, agrees to be bound by such restrictions on transfer. Whenever any Restricted Security is presented or surrendered for registration of transfer or for exchange for a Capital Security Certificate registered in a name other than that of the Holder, such Restricted Security must be accompanied by an appropriately completed certificate in substantially the form set forth in or contemplated by Section 5.5(b) (which may be attached to or set forth in the Restricted Security), appropriately completed, dated the date of such surrender and signed by the Holder of such Restricted Security, as to compliance with such restrictions on transfer. The Securities Registrar shall not be required to accept for such registration of transfer or exchange any Restricted Security not so accompanied by a properly completed certificate.

                  If Capital Security Certificates are issued upon the transfer, exchange or replacement of Capital Security Certificates bearing a legend or legends setting forth restrictions on transfer, or if a request is made to remove such legend(s) on a Capital Security Certificate, the Capital Security Certificates so issued shall bear such legend(s), or such legend(s) shall not be removed, as the case may be, unless the transferor delivers to the Property Trustee an opinion of independent counsel experienced in matters of United States securities law that neither such legend(s) nor the restrictions on transfer set forth therein are required to ensure that transfers thereof comply with the provisions of Rule 144A or Rule 144 or Regulation S or that such

Capital Security Certificates are not "Restricted Securities" within the meaning
                                       ---------------------
of Rule 144 under the Securities Act. Upon provision of such opinion to the Property Trustee, the Administrators shall execute and deliver a Capital Security Certificate that does not bear such legend(s).

                  Upon registration of transfer of or exchange of Capital Security Certificates that are no longer Restricted Securities, the Administrators shall execute a Capital Security Certificate that does not bear restrictive legends.

                  As  used  in  this  Section   5.5(a),   the  term   "transfer"
                                                                       --------
encompasses any sale, pledge or other transfer of any Capital Security Certificates referred to herein.

                  (b) Notwithstanding any other provision of this Agreement, transfers and exchanges of Capital Securities Certificates and beneficial interests in a Book-Entry Capital Securities Certificate of the kinds specified in this Section 5.5(b) shall be made only in accordance with this Section 5.5(b).

               (i) Transfer of  Book-Entry  Capital  Securities  Certificate.  A
                   ---------------------------------------------------------
         Book-Entry Capital Securities Certificate may not be transferred, in whole or in part, to any Person other than the Clearing Agency or a nominee thereof, and no such transfer to any such other Person may be registered; provided that this subclause (i) shall not prohibit any transfer of a Capital Security Certificate that is issued in exchange for a Book-Entry Capital Securities Certificate but is not itself a Book-Entry Capital Securities Certificate. No transfer of a Capital Security Certificate to any Person shall be effective under this Issuer Trust or the Capital Security Certificates unless and until such Capital Security Certificate has been registered in the name of such Person. Nothing in this Section shall prohibit or render ineffective any transfer of a beneficial interest in a Book-Entry Capital Securities Certificate effected in accordance with the other provisions of this Section 5.5(b).

              (ii)  Restricted  Book-Entry  Capital  Security  to  Regulation  S
                    ------------------------------------------------------------
         Book-Entry Capital Security.  If the holder of a beneficial interest in
         ---------------------------
         a Restricted Book-Entry Capital Security wishes at any time to transfer such interest to a person who wishes to take delivery thereof in the form of a beneficial interest in a Regulation S Book-Entry Capital Security, such transfer may be effected, subject to the rules and procedures of the Clearing Agency, Euroclear and Cedel, in each case pursuant to the Applicable Procedures, only in accordance with the provisions of this Section 5.5(b)(ii). Upon receipt by the Administrators of (1) written instructions given in accordance with the Applicable Procedures from a Clearing Agency Participant directing the Administrators to credit or cause to be credited to a specified Clearing Agency Participant's account a beneficial interest in a Regulation S Book-Entry Capital Security in a principal amount equal to that of the beneficial interest in the Restricted Book-Entry Capital Security to be so transferred, (2) a written order given in accordance with the Applicable Procedures containing information regarding the account of the Clearing Agency Participant (and the Euroclear or Cedel account, as the case may be) to be credited with, and the account of the Clearing Agency Participant to be debited for, such beneficial interest and (3) an appropriately completed certificate in substantially the form set forth in or contemplated by Section 5.5(e)(i) given by the holder of such beneficial interest, the Administrators shall instruct the Clearing Agency to reduce the principal amount of the Restricted Book-Entry Capital Security, and to increase the principal amount of the Regulation S Book-Entry Capital Security, by the principal amount of the beneficial interest in the Restricted Book-Entry Capital Security to be so transferred, and to credit or cause to be credited to the account of the Person specified in such instructions (which shall be the Clearing Agency Participant for Euroclear or Cedel or both, as the case may be) a beneficial interest in the Regulation S Book-Entry Capital Security having a principal amount equal to the amount by which the principal amount of the Restricted Book-Entry Capital Security was reduced upon such transfer.

             (iii)  Restricted   Book-Entry  Capital  Security  to  Unrestricted
                    ------------------------------------------------------------
         Book-Entry Capital Security.  If the holder of a beneficial interest in
         ---------------------------
         a Restricted Book-Entry Capital Security wishes at any time to transfer such interest to a Person who wishes to take delivery thereof in the form of a beneficial interest in an Unrestricted Book-Entry Capital Security, such transfer may be effected, subject to the Applicable Procedures, only in accordance with this Section 5.5(b)(iii). Upon receipt by the Administrators of (1) written instructions given in accordance with the Applicable Procedures from a Clearing Agency Participant directing the Administrators to credit or cause to be credited to a specified Clearing Agency Participant's account a beneficial interest in an Unrestricted Book-Entry Capital Security in a principal amount equal to that of the beneficial interest in the Restricted Book-Entry Capital Security to be so transferred, (2) a written order given in accordance with the Applicable Procedures containing information regarding the account of a Clearing Agency Participant (and, in the case of any such transfer pursuant to Regulation S, the Euroclear or Cedel account for which such Clearing Agency Participant's account is held) to be credited with, and the account of a Clearing Agency Participant to be debited for, such beneficial interest and (3) an appropriately completed certificate in substantially the form set forth in or contemplated by Section 5.5(e)(ii) hereof given by the holder of such beneficial interest, the Administrators shall instruct the Clearing Agency to reduce the principal amount of the Restricted Book-Entry Capital Security, and to increase the principal amount of the Unrestricted Book-Entry Capital Security, by the principal amount of the beneficial interest in the Restricted Book-Entry Capital Security to be so transferred, and to credit or cause to be credited to the account of the Person specified in such instructions a beneficial interest in the Unrestricted Book-Entry Capital Security having a principal amount equal to the amount by which the principal amount of the Restricted Book-Entry Capital Security was reduced upon such transfer. Thereafter, transfers of interests in such Unrestricted Book-Entry Capital Security shall not be subject to the foregoing requirements.

              (iv)  Regulation  S  Book-Entry  Capital  Security  to  Restricted
                    ------------------------------------------------------------
         Book-Entry Capital Security.  If the holder of a beneficial interest in
         ---------------------------
         a Regulation S Book-Entry Capital Security wishes at any time to transfer such interest to a Person who wishes to take delivery thereof in the form of a beneficial interest in a Restricted Book-Entry Capital Security, such transfer may be effected, subject to the Applicable Procedures, only in accordance with this Section 5.5(b)(iv). Upon receipt by the Administrators of (1) written instructions given in accordance with the Applicable Procedures from a Clearing Agency Participant directing the Administrators to credit or cause to be credited to a specified Clearing Agency Participant's account a beneficial interest in the Restricted Book-Entry Capital Security equal to that of the beneficial interest in the Regulation S Book-Entry Capital Security to be so transferred, (2) a written order given in accordance with the Applicable Procedures containing information regarding the account of the Clearing Agency Participant to be credited with, and the account of the Clearing Agency Participant (or, if such account is held for Euroclear or Cedel, the Euroclear or Cedel account, as the case may be) to be debited for, such beneficial interest and (3) with respect to a transfer of a beneficial interest in the Regulation S Book-Entry Capital Security, an appropriately completed certificate in substantially the form set forth in or contemplated by Section 5.5(e)(iii) given by the holder of such beneficial interest, the Administrators shall instruct the Clearing Agency to reduce the principal amount of the Regulation S Book-Entry Capital Security and to increase the principal amount of the Restricted Book-Entry Capital Security, by the principal amount of the beneficial interest in the Regulation S Book-Entry Capital Security to be so transferred, and to credit or cause to be credited to the account of the Person specified in such instructions a beneficial interest in the Restricted Book-Entry Capital Security having a principal amount equal to the amount by which the principal amount of the Regulation S Book-Entry Capital Security was reduced upon such transfer.

               (v)  Restricted  Security  (other  than a  Restricted  Book-Entry
                    ------------------------------------------------------------
         Capital Security) to Book-Entry Capital Securities Certificate.  If the
         --------------------------------------------------------------
         Holder of a Restricted Security (other than a Restricted Book-Entry Capital Security) wishes at any time to transfer such Capital Security Certificate to a Person who wishes to take delivery thereof in the form of a beneficial interest in a Restricted Book-Entry Capital Security, an Unrestricted Book-Entry Capital Security or a Regulation S Book-Entry Capital Security, such transfer may be effected, subject to the Applicable Procedures, only in accordance with this Section 5.5(b)(v). Upon receipt by the Administrators of (1) the Restricted Security to be transferred, (2) written instructions given in accordance with the Applicable Procedures from a Clearing Agency Participant directing the Administrators to credit or cause to be credited to a specified Clearing Agency Participant's account a beneficial interest in the Restricted Book-Entry Capital Security, the Unrestricted Book-Entry Capital Security or the Regulation S Book-Entry Capital Security, as the case may be, in a principal amount equal to the principal amount of the Restricted Security to be so transferred,
         (3) a written order given in accordance with the Applicable Procedures containing information regarding the account of a Clearing Agency Participant (and, in the case of any transfer pursuant to Regulation S, the Euroclear or Cedel account for which such Clearing Agency Participant's account is held or, if such account is held for Euroclear or Cedel, the Euroclear or Cedel account, as the case may be) to be credited with such beneficial interest and (4) an appropriately completed certificate in substantially the form set forth in or contemplated by Section 5.5(e)(iv) (which may be attached to or set forth in the Restricted Security), the Administrators shall cancel the Restricted Security, the Administrators shall execute and deliver a new definitive Capital Security Certificate for the principal amount of the Restricted Security not so transferred, registered in the name of the Holder transferring such Restricted Security, and the Administrators shall instruct the Clearing Agent to increase the principal amount of the Restricted Book-Entry Capital Security, the Unrestricted Book-Entry Capital Security or the Regulation S Book-Entry Capital Security, as the case may be, by the remaining principal amount of the Restricted Security so transferred, and to credit or cause to be credited to the account of the Person specified in such instructions (which, in the case of any increase of the principal amount of an Unrestricted Book-Entry Capital Security as the result of a transfer pursuant to Regulation S, shall be the Clearing Agent Participant for Euroclear or Cedel or both, as the case may be) a corresponding principal amount of the Restricted Book-Entry Capital Security, the Unrestricted Book-Entry Capital Security or the Regulation S Book-Entry Capital Security. The transfer of a Restricted Security to a Person who wishes to take delivery thereof in the form of a beneficial interest in a Book-Entry Capital Security other than a Restricted Book-Entry Capital Security may be effected only in accordance with Regulation S or Rule 144 under the Securities Act (as evidenced by the certificate delivered pursuant to Section 5.5(e)(iv)).

              (vi)  Other  Exchanges.  In the event  that a  Book-Entry  Capital
                    ----------------
         Securities Certificate or any portion thereof is exchanged for Capital Security Certificates other than Book-Entry Capital Securities Certificates, the Administrators shall instruct the Clearing Agent to reduce the principal amount of the Book-Entry Capital Securities Certificates by the principal amount of the Capital Security Certificates other than Book-Entry Capital Securities Certificates issued upon such exchange. Such other Capital Security Certificates may in turn be exchanged (on transfer or otherwise) for beneficial interests in a Book-Entry Capital Securities Certificate (if any are then outstanding) only in accordance with such procedures, which shall be substantially consistent with the provisions of subclauses (i) through (v) above (including the certification requirements intended to insure that transfers of beneficial interests in a Book-Entry Capital Securities Certificate comply with Rule 144A, Regulation S or Rule 144 under the Securities Act, as the case may be) and any other procedures as may be from time to time adopted by the Issuer Trust and the Administrators.

             (vii) Limitations  Relating to Size of Blocks.  Notwithstanding any
                   ---------------------------------------
         other provision of this Trust Agreement, Capital Securities may only be transferred or exchanged in blocks having a Liquidation Amount of not less than $100,000. In addition, Capital Securities may not be transferred or exchanged by any Holder if, following such transfer or exchange, such Holder would have Capital Securities with an aggregate Liquidation Amount of less than $100,000. Any transfer, exchange or other disposition of Capital Securities in contravention of this Section 5.5(b)(vii) shall be deemed to be void and of no legal effect whatsoever, any such transferee shall be deemed not to be the Holder or Owner of such Capital Security for any purpose, including but not limited to the receipt of Distributions on such Capital Securities, and such transferee shall be deemed to have no interest whatsoever in such Capital Securities.

                  (c)      Restricted Securities Legend. Certificates evidencing
                           ----------------------------
Restricted Book-Entry Capital Securities, Other Capital Securities, Regulation S Book-Entry Capital Securities and their respective Successor Capital Securities shall bear a Restricted Securities Legend, subject to the following:

               (i) subject to the following Clauses of this Section 5.5(c), a Capital Securities Certificate or any portion thereof that is exchanged, upon transfer or otherwise, for a Book-Entry Capital Securities Certificate or any portion thereof shall bear a Restricted Securities Legend;

              (ii) subject to the following Clauses of this Section 5.5(c), a new Capital Securities Certificate that is not a Book-Entry Capital
         Securities  Certificate  and is issued in exchange for another  Capital
         Securities Certificate (including a Book-Entry Capital Securities Certificate) or any portion thereof, upon transfer or otherwise, shall bear a Restricted Securities Legend;

             (iii) a new Capital Securities Certificate that does not bear a Restricted Securities Legend may be issued in exchange for or in lieu of a Capital Securities Certificate (other than a Book-Entry Capital Securities Certificate) or any portion thereof that bears such a legend if, in the Depositor's judgment, placing such a legend upon such new Capital Securities Certificate is not necessary to ensure compliance with the registration requirements of the Securities Act, and the Administrators, at the direction of the Depositor, shall execute and deliver such a new Capital Securities Certificate as provided in this
         Article V; and

              (iv) notwithstanding the foregoing provisions of this Section 5.5(c), a Successor Capital Securities Certificate of a Capital
         Securities Certificate that does not bear a Restricted Securities Legend shall not bear such form of legend unless the Depositor has reasonable cause to believe that such Successor Capital Securities
         Certificate is a "restricted security" within the meaning of Rule 144 under the Securities Act, in which case the Administrators, at the direction of the Depositor, shall execute and deliver a new Capital Securities Certificate bearing a Restricted Securities Legend in exchange for such Successor Capital Securities Certificate as provided in this Article Five.

                  (d) Before registering for transfer or exchange any Capital Securities Certificates issued in certificated fully registered form as provided in Sections 5.2, 5.4 or 5.5 of the Trust Agreement, the Property Trustee as Securities Registrar shall require an Opinion of Counsel or other evidence satisfactory to it (which may include a certificate from such purchaser or Holder) that such purchaser or Holder is eligible for the exemptive relief available under U.S. Department of Labor Prohibited Transaction Class Exemption ("PTCE") 96-23, 95-60, 91-38, 90-1 or 84-14 or another applicable exemption with respect to such purchase or holding and, in the case of any purchaser or Holder relying on any exemption other than PTCE 96-23, 95-60, 91-38, 90-1 or 84-14, an opinion of counsel or other evidence satisfactory to the Property Trustee with respect to the availability of such exemption. Any purchaser or Holder of any Capital Securities or any interest therein will be deemed to have represented by its purchase and holding thereof that it either (i) is not a Plan or a Plan Asset Entity and is not purchasing such Capital Securities on behalf of or with "plan assets" of any Plan, or (ii) is eligible for the exemptive relief available under PTCE 96-23, 95-60, 91-38, 90-1 or 84-14 or another applicable exemption with respect to such purchase or holding.

                  (e)  Certification Forms.

               (i) Whenever any certification is to be given by a beneficial owner of an interest in a Restricted Book-Entry Capital Security pursuant to Section 5.5(b)(ii) in connection with the transfer of a beneficial interest in a Restricted Book-Entry Capital Security to a Person who wishes to take delivery thereof in the form of a beneficial interest in a Regulation S Book-Entry Capital Security, such certification shall be provided substantially in the form set forth in Exhibit F, with only such changes as shall be approved in writing by the Issuer Trust and the Initial Purchasers.

              (ii) Whenever any certification is to be given by a beneficial owner of an interest in a Restricted Book-Entry Capital Security pursuant to Section 5.5(b)(iii) in connection with the transfer of a beneficial interest in a Restricted Book-Entry Capital Security to a Person who wishes to take delivery thereof in the form of a beneficial interest in an Unrestricted Book-Entry Capital Security, such certification shall be provided substantially in the form set forth in Exhibit G, with only such changes as shall be approved in writing by the Issuer Trust and the Initial Purchasers.

             (iii) Whenever any certification is to be given by a beneficial owner of an interest in a Regulation S Book-Entry Capital Security pursuant to Section 5.5(b)(iv) in connection with the transfer of a beneficial interest in the Regulation S Book-Entry Capital Security to a Person who wishes to take delivery thereof in the form of a beneficial interest in the Restricted Book-Entry Capital Security, such certification shall be provided substantially in the form set forth in Exhibit H, with only such changes as may be approved in writing by the Issuer Trust and the Initial Purchasers.

              (iv) Whenever any certification is to be given by the Holder of a Restricted Security pursuant to Section 5.5(a) or 5.5(b)(v) in connection with the transfer or exchange of a Restricted Security, such certification shall be provided substantially in the form set forth in
         Exhibit I (which may be attached to or set forth on the Restricted Security), with only such changes as may be approved in writing by the Issuer Trust and the Initial Purchasers.

                  SECTION 5.6. Mutilated, Destroyed, Lost or Stolen Trust Securities Certificates.

                  If (a) any mutilated Trust Securities Certificate shall be surrendered to the Securities Registrar, or if the Securities Registrar shall receive evidence to its satisfaction of the destruction, loss or theft of any Trust Securities Certificate, and (b) there shall be delivered to the Securities Registrar and the Administrators such security or indemnity as may be required by them to save each of them harmless, then in the absence of notice that such Trust Securities Certificate shall have been acquired by a bona fide purchaser, the Administrators, or any one of them, on behalf of the Issuer Trust shall execute and make available for delivery, in exchange for or in lieu of any such mutilated, destroyed, lost or stolen Trust Securities Certificate, a new Trust Securities Certificate of like class, tenor and denomination. In connection with the issuance of any new Trust Securities Certificate under this Section 5.6, the Administrators or the Securities Registrar may require the payment of a sum sufficient to cover any tax or other governmental charge that may be imposed in connection therewith. Any duplicate Trust Securities Certificate issued pursuant to this Section shall constitute conclusive evidence of an undivided beneficial interest in the assets of the Issuer Trust corresponding to that evidenced by the lost, stolen or destroyed Trust Securities Certificate, as if originally issued, whether or not the lost, stolen or destroyed Trust Securities Certificate shall be found at any time.

                  SECTION 5.7.      Persons Deemed Holders.

                  The Issuer Trustees, the Administrators and the Securities Registrar shall each treat the Person in whose name any Trust Securities Certificate shall be registered in the Securities Register as the owner of such Trust Securities Certificate for the purpose of receiving Distributions and for all other purposes whatsoever, and none of the Issuer Trustees, the Administrators and the Securities Registrar shall be bound by any notice to the contrary.

                  SECTION 5.8.      Access to List of Holders' Names and
Addresses.

                  Each Holder and each Owner shall be deemed to have agreed not to hold the Depositor, the Property Trustee, the Delaware Trustee or the Administrators accountable by reason of the disclosure of its name and address, regardless of the source from which such information was derived.

                  SECTION 5.9.      Maintenance of Office or Agency.

                  The Property Trustee shall designate, with the consent of the Administrators, which consent shall not be unreasonably withheld, an office or offices or agency or agencies where Capital Securities Certificates may be surrendered for registration of transfer or exchange and where notices and demands to or upon the Issuer Trustees in respect of the Trust Securities Certificates may be served. The Property Trustee initially designates 450 West 33rd Street, 15th Floor, New York, NY 10001, Attention: Global Trust Services, as its office and agency for such purposes. The Property Trustee shall give prompt written notice to the Depositor, the Administrators and to the Holders of any change in the location of the Securities Register or any such office or agency.

                  SECTION 5.10.     Appointment of Paying Agent.

                  The Paying Agent shall make Distributions to Holders from the Payment Account and shall report the amounts of such Distributions to the Property Trustee and the Administrators. Any Paying Agent shall have the revocable power to withdraw funds from the Payment Account solely for the purpose of making the Distributions referred to above. The Property Trustee may revoke such power and remove the Paying Agent in its sole discretion. The Paying Agent shall initially be the Bank. Any Person acting as Paying Agent shall be permitted to resign as Paying Agent upon 30 days' written notice to the Administrators and the Property Trustee. If the Bank shall no longer be the Paying Agent or a successor Paying Agent shall resign or its authority to act be revoked, the Property Trustee shall appoint a successor (which shall be a bank or trust company) that is reasonably acceptable to the Administrators to act as Paying Agent. Such successor Paying Agent or any additional Paying Agent shall execute and deliver to the Issuer Trustees an instrument in which such successor Paying Agent or additional Paying Agent shall agree with the Issuer Trustees that as Paying Agent, such successor Paying Agent or additional Paying Agent will hold all sums, if any, held by it for payment to the Holders in trust for the benefit of the Holders entitled thereto until such sums shall be paid to such Holders. The Paying Agent shall return all unclaimed funds to the Property Trustee and upon removal of a Paying Agent such Paying Agent shall also return all funds in its possession to the Property Trustee. The provisions of Sections 8.1, 8.3 and 8.6 herein shall apply to the Bank also in its role as Paying Agent, for so long as the Bank shall act as Paying Agent and, to the extent applicable, to any other paying agent appointed hereunder. Any reference in this Agreement to the Paying Agent shall include any co-paying agent unless the context requires otherwise.

                  SECTION 5.11.     Ownership of Common Securities by Depositor.

                  On the Closing Date, the Depositor shall acquire, and thereafter shall retain, beneficial and record ownership of the Common Securities. The Depositor may not transfer the Common Securities except (i) in connection with a consolidation or merger of the Depositor into another corporation, or any conveyance, transfer or lease by the Depositor of its properties and assets substantially as an entirety to any Person, pursuant to
Section 8.1 of the Indenture, or (ii) to the Depositor or an Affiliate thereof in compliance with applicable law, and in either case only upon an effective assignment and delegation by the Holder of the Common Securities to its transferee of all of its rights and obligations under the Expense Agreement and the assumption thereof by the transferee. To the fullest extent permitted by law, any attempted transfer of the Common Securities other than as set forth in the next proceeding sentence shall be void. The Administrators shall cause each Common Securities Certificate issued to the Depositor to contain a legend stating substantially "THIS CERTIFICATE IS NOT TRANSFERABLE EXCEPT TO THE DEPOSITOR OR AN AFFILIATE OF THE DEPOSITOR IN COMPLIANCE WITH APPLICABLE LAW AND SECTION 5.11 OF THE TRUST AGREEMENT AND ONLY IN CONNECTION WITH A SIMULTANEOUS DELEGATION AND ASSIGNMENT OF THE EXPENSE AGREEMENT REFERRED TO THEREIN."

                  SECTION 5.12.     Notices to Clearing Agency.

                  To the extent that a notice or other communication to the Holders is required under this Trust Agreement, for so long as Capital Securities are represented by a Book-Entry Capital Securities Certificate, the Administrators and the Issuer Trustee shall give all such notices and communications specified herein to be given to the Clearing Agency, and shall have no obligations to the Owners.

                  SECTION 5.13.     Rights of Holders; Waivers of Past Defaults.

                  (a) The legal title to the Trust Property is vested exclusively in the Property Trustee (in its capacity as such) in accordance with
Section 2.9, and the Holders shall not have any right or title therein other than the undivided beneficial interest in the assets of the Issuer Trust conferred by their Trust Securities and they shall have no right to call for any partition or division of property, profits or rights of the Issuer Trust except as described below. The Trust Securities shall be personal property giving only the rights specifically set forth therein and in this Trust Agreement. The Trust Securities shall have no preemptive or similar rights and when issued and delivered to Holders against payment of the purchase price therefor will be fully paid and nonassessable by the Issuer Trust. The Holders of the Trust Securities, in their capacities as such, shall be entitled to the same limitation of personal liability extended to stockholders of private corporations for profit organized under the General Corporation Law of the State of Delaware.

                  (b) For so long as any Capital Securities remain Outstanding, if, upon a Debenture Event of Default, the Debenture Trustee fails or the holders of not less than 25% in principal amount of the outstanding Debentures fail to declare the principal of all of the Debentures to be immediately due and payable, the Holders of at least 25% in Liquidation Amount of the Capital Securities then Outstanding shall have the right to direct the Property Trustee to make such declaration by a notice in writing to the Property Trustee, the Depositor and the Debenture Trustee.


                  At any time after a declaration of acceleration with respect to the Debentures has been made and before a judgment or decree for payment of the money due has been obtained by the Debenture Trustee as in the Indenture provided, if the Property Trustee fails to annul any such declaration and waive such default, the Holders of at least a Majority in Liquidation Amount of the Capital Securities shall have the right, by written notice to the Property Trustee, the Depositor and the Debenture Trustee, to direct the Property Trustee to rescind and annul such declaration and its consequences if:

               (i) the Depositor has paid or deposited with the Debenture Trustee a sum sufficient to pay

                           (A) all overdue installments of interest on all of
                  the Debentures,

                           (B) any accrued Additional Interest on all of the
                  Debentures,

                           (C) the  principal of (and  premium,  if any, on) any
                  Debentures  that  have  become  due  otherwise  than  by  such declaration of acceleration and interest and Additional Interest thereon at the rate borne by the Debentures, and

                           (D) all sums paid or advanced by the Debenture Trustee under the Indenture and the reasonable compensation, expenses, disbursements and advances of the Debenture Trustee and the Property Trustee, their agents and counsel; and

              (ii) all Events of Default with respect to the Debentures, other than the nonpayment of the principal of the Debentures that has become due solely by such acceleration, have been cured or waived as provided in Section 5.13 of the Indenture.

                  The Holders of at least a Majority in Liquidation Amount of the Capital Securities shall have the right, on behalf of the Holders of all the Capital Securities, to direct the Property Trustee to waive any past default under the Indenture, except a default in the payment of principal or interest including any accrued Additional Interest (unless such default has been cured and a sum sufficient to pay all matured installments of interest and principal due otherwise than by acceleration has been deposited with the Debenture Trustee) or a default in respect of a covenant or provision that under the Indenture cannot be modified or amended without the consent of the holder of each outstanding Debenture. No such rescission shall affect any subsequent default or impair any right consequent thereon.

                  Upon receipt by the Property Trustee of written notice declaring such an acceleration, or rescission and annulment thereof, by Holders of any part of the Capital Securities a record date shall be established for determining Holders of Outstanding Capital Securities entitled to join in such notice, which record date shall be at the close of business on the day the Property Trustee receives such notice. The Holders on such record date, or their duly designated proxies, and only such Persons, shall be entitled to join in such notice, whether or not such Holders remain Holders after such record date; provided, that, unless such directing the Property Trustee to declare acceleration, or rescission and annulment, as the case may be, shall have become effective by virtue of the requisite percentage having joined in such notice prior to the day that is 90 days after such record date, such notice shall automatically and without further action by any Holder be canceled and of no further effect. Nothing in this paragraph shall prevent a Holder, or a proxy of a Holder, from giving, after expiration of such 90-day period, a new written notice to the Property Trustee that is identical to a written notice that has been canceled pursuant to the proviso to the preceding sentence, in which event a new record date shall be established pursuant to the provisions of this Section 5.13(b).

                  (c) For so long as any Capital Securities remain Outstanding, to the fullest extent permitted by law and subject to the terms of this Trust Agreement and the Indenture, upon a Debenture Event of Default specified in
Section 5.1(1) or 5.1(2) or 5.1(3) of the Indenture, any Holder of Capital Securities shall have the right to institute a proceeding directly against the Depositor, pursuant to Section 5.8 or 14.1 of the Indenture, for enforcement of payment to such Holder of any amounts payable in respect of Debentures having an aggregate principal amount equal to the aggregate Liquidation Amount of the Capital Securities of such Holder (a "Direct Action"). Except as set forth in
Section 5.13(b) and this Section 5.13(c), the Holders of Capital Securities shall have no right to exercise directly any right or remedy available to the holders of, or in respect of, the Debentures.

                  (d) Except as otherwise  provided in  paragraphs  (a), (b) and
(c) of this Section 5.13, the Holders of at least a Majority in Liquidation Amount of the Capital Securities may, on behalf of the Holders of all the Capital Securities, waive any past default or Event of Default and its consequences. Upon such waiver, any such default or Event of Default shall cease to exist, and any default or Event of Default arising therefrom shall be deemed to have been cured, for every purpose of this Trust Agreement, but no such waiver shall extend to any subsequent or other default or Event of Default or impair any right consequent thereon.


                                   ARTICLE VI.

                        ACTS OF HOLDERS; MEETINGS; VOTING

                  SECTION 6.1.      Limitations on Voting Rights.

                  (a) Except as expressly provided in this Trust Agreement and in the Indenture and as otherwise required by law, no Holder of Capital Securities shall have any right to vote or in any manner otherwise control the administration, operation and management of the Issuer Trust or the obligations of the parties hereto, nor shall anything herein set forth, or contained in the terms of the Trust Securities Certificates, be construed so as to constitute the Holders from time to time as partners or members of an association.

                  (b) So long as any Debentures are held by the Property Trustee on behalf of the Issuer Trust, the Property Trustee shall not (i) direct the time, method and place of conducting any proceeding for any remedy available to the Debenture Trustee or the trustee under the Guarantee Agreement, or execute any trust or power conferred on the Property Trustee with respect to the Debentures, (ii) waive any past default that may be waived under Section 5.13 of the Indenture, (iii) exercise any right to rescind or annul a declaration that the principal of all the Debentures shall be due and payable, or (iv) consent to any amendment, modification or termination of the Indenture or the Debentures, where such consent shall be required, without, in each case, obtaining the prior approval of the Holders of at least a Majority in Liquidation Amount of the Capital Securities, provided, however, that where a consent under the Indenture would require the consent of each Holder of Debentures affected thereby, no such consent shall be given by the Property Trustee without the prior written consent of each Holder of Capital Securities. The Property Trustee shall not revoke any action previously authorized or approved by a vote of the Holders of the Capital Securities, except by a subsequent vote of the Holders of the Capital
Securities. The Property Trustee shall notify all Holders of the Capital Securities of any notice of default received with respect to the Debentures. In addition to obtaining the foregoing approvals of the Holders of the Capital Securities, prior to taking any of the foregoing actions, the Property Trustee shall, at the expense of the Depositor, obtain an Opinion of Counsel experienced in such matters to the effect that such action shall not cause the Issuer Trust to be taxable as a corporation or classified as any other type of taxpaying entity for United States Federal income tax purposes.

                  (c) If any proposed amendment to the Trust Agreement provides for, or the Issuer Trustees otherwise propose to effect, (i) any action that would adversely affect in any material respect the powers, preferences or special rights of the Capital Securities, whether by way of amendment to the Trust Agreement or otherwise, or (ii) the dissolution, winding-up or termination of the Issuer Trust, other than pursuant to the terms of this Trust Agreement, then the Holders of Outstanding Capital Securities as a class will be entitled to vote on such amendment or proposal and such amendment or proposal shall not be effective except with the approval of the Holders of at least a Majority in Liquidation Amount of the Capital Securities. Notwithstanding any other provision of this Trust Agreement, no amendment to this Trust Agreement may be made if, as a result of such amendment, it would cause the Issuer Trust to be taxable as a corporation or classified as any other type of taxpaying agent for United States Federal income tax purposes.

                  SECTION 6.2.      Notice of Meetings.

                  Notice of all meetings of the Holders of the Capital Securities, stating the time, place and purpose of the meeting, shall be given by the Property Trustee pursuant to Section 10.8 to each Holder of Capital Securities, at such Holder's registered address, at least 15 days and not more than 90 days before the meeting. At any such meeting, any business properly before the meeting may be so considered whether or not stated in the notice of the meeting. Any adjourned meeting may be held as adjourned without further notice.

                  SECTION 6.3.      Meetings of Holders of the Capital
Securities

                  No annual meeting of Holders is required to be held. The Property Trustee, however, shall call a meeting of the Holders of the Capital Securities to vote on any matter upon the written request of the Holders of at least 25% in aggregate Liquidation Amount of the Outstanding Capital Securities and the Administrators or the Property Trustee may, at any time in their discretion, call a meeting of the Holders of the Capital Securities to vote on any matters as to which such Holders are entitled to vote.

                  The Holders of at least a Majority in Liquidation Amount of the Capital Securities, present in person or by proxy, shall constitute a quorum at any meeting of the Holders of the Capital Securities.

                  If a quorum is present at a meeting, an affirmative vote by the Holders present, in person or by proxy, holding Capital Securities representing at least a Majority in aggregate Liquidation Amount of the Capital Securities held by the Holders present, either in person or by proxy, at such meeting shall constitute the action of the Holders of the Capital Securities, unless this Trust Agreement requires a greater number of affirmative votes.

                  SECTION 6.4.      Voting Rights.

                  Holders shall be entitled to one vote for each $1,000 of Liquidation Amount represented by their Outstanding Trust Securities in respect of any matter as to which such Holders are entitled to vote.

                  Notwithstanding that the Holders of Capital Securities are entitled to vote or consent under any of the circumstances described herein, any of the Capital Securities that are owned by the depositor or any Affiliate of the Depositor shall not be entitled to vote or consent and shall, for purposes of such vote or consent, be treated as if they were not outstanding.

                  SECTION 6.5.      Proxies, etc.

                  At any meeting of Holders, any Holder entitled to vote thereat may vote by proxy, provided that no proxy shall be voted at any meeting unless it shall have been placed on file with the Property Trustee, or with such other officer or agent of the Issuer Trust as the Property Trustee may direct, for verification prior to the time at which such vote shall be taken. Pursuant to a resolution of the Property Trustee, proxies may be solicited in the name of the Property Trustee or one or more officers of the Property Trustee. Only Holders of record shall be entitled to vote. When Trust Securities are held jointly by several persons, any one of them may vote at any meeting in person or by proxy in respect of such Trust Securities, but if more than one of them shall be present at such meeting in person or by proxy, and such joint owners or their proxies so present disagree as to any vote to be cast, such vote shall not be received in respect of such Trust Securities. A proxy purporting to be executed by or on behalf of a Holder shall be deemed valid unless challenged at or prior to its exercise, and the burden of proving invalidity shall rest on the challenger. No proxy shall be valid more than three years after its date of execution.

                  SECTION 6.6.      Holder Action by Written Consent.

                  Any action that may be taken by Holders at a meeting may be taken without a meeting if Holders holding at least a Majority in Liquidation Amount of all Capital Securities entitled to vote in respect of such action (or such larger proportion thereof as shall be required by any other provision of this Trust Agreement) shall consent to the action in writing.

                  SECTION 6.7.      Record Date for Voting and Other Purposes.

                  For the purposes of determining the Holders who are entitled to notice of and to vote at any meeting or by written consent, or to participate in any distribution on the Trust Securities in respect of which a record date is not otherwise provided for in this Trust Agreement, or for the purpose of any other action, the Administrators or Property Trustee may from time to time fix a date, not more than 90 days prior to the date of any meeting of Holders or the payment of a distribution or other action, as the case may be, as a record date for the determination of the identity of the Holders of record for such purposes.

                  SECTION 6.8.      Acts of Holders.

                  Any  request,  demand,   authorization,   direction,   notice,
consent, waiver or other action provided or permitted by this Trust Agreement to be given, made or taken by Holders may be embodied in and evidenced by one or more instruments of substantially similar tenor signed by such Holders in person or by an agent duly appointed in writing; and, except as otherwise expressly provided herein, such action shall become effective when such instrument or instruments are delivered to the Property Trustee. Such instrument or instruments (and the action embodied therein and evidenced thereby) are herein sometimes referred to as the "Act" of the Holders signing such instrument or instruments. Proof of execution of any such instrument or of a writing appointing any such agent shall be sufficient for any purpose of this Trust Agreement and (subject to Section 8.1) conclusive in favor of the Issuer Trustees and the Administrators, if made in the manner provided in this Section.

                  The fact and date of the execution by any Person of any such instrument or writing may be proved by the affidavit of a witness of such execution or by a certificate of a notary public or other officer authorized by law to take acknowledgments of deeds, certifying that the individual signing such instrument or writing acknowledged to him the execution thereof. Where such execution is by a signer acting in a capacity other than his individual capacity, such certificate or affidavit shall also constitute sufficient proof of his authority. The fact and date of the execution of any such instrument or writing, or the authority of the Person executing the same, may also be proved in any other manner that any Issuer Trustee or Administrator receiving the same deems sufficient.

                  The ownership of Trust Securities shall be proved by the Securities Register.

                  Any request, demand, authorization, direction, notice, consent, waiver or other Act of the Holder of any Trust Security shall bind every future Holder of the same Trust Security and the Holder of every Trust Security issued upon the registration of transfer thereof or in exchange therefor or in lieu thereof in respect of anything done, omitted or suffered to be done by the Issuer Trustees, the Administrators or the Issuer Trust in reliance thereon, whether or not notation of such action is made upon such Trust Security.

                  Without limiting the foregoing, a Holder entitled hereunder to take any action hereunder with regard to any particular Trust Security may do so with regard to all or any part of the Liquidation Amount of such Trust Security or by one or more duly appointed agents each of which may do so pursuant to such appointment with regard to all or any part of such Liquidation Amount.

                  If any dispute shall arise among the Holders, the Administrators or the Issuer Trustees with respect to the authenticity, validity or binding nature of any request, demand, authorization, direction, consent, waiver or other Act of such Holder or Issuer Trustee under this Article VI, then the determination of such matter by the Property Trustee shall be conclusive with respect to such matter.

                  A Holder may institute a legal proceeding directly against the Depositor under the Guarantee Agreement to enforce its rights under the Guarantee Agreement without first instituting a legal proceeding against the Guarantee Trustee (as defined in the Guarantee Agreement), the Issuer Trust, any Issuer Trustee, any Administrator or any person or entity.

                  SECTION 6.9.      Inspection of Records.

                  Upon reasonable notice to the Administrators and the Property Trustee, the records of the Issuer Trust shall be open to inspection by Holders during normal business hours for any purpose reasonably related to such Holder's interest as a Holder.

                                  ARTICLE VII.

                         REPRESENTATIONS AND WARRANTIES

                  SECTION 7.1. Representations and Warranties of the Property Trustee and the Delaware Trustee.

                  The Property Trustee and the Delaware Trustee, each severally on behalf of and as to itself, hereby represents and warrants for the benefit of the Depositor and the Holders that:

                  (a) the Property Trustee is a banking corporation, duly organized, validly existing and in good standing under the laws of New York;

                  (b) the Property Trustee has full corporate power, authority and legal right to execute, deliver and perform its obligations under this Trust Agreement and has taken all necessary action to authorize the execution, delivery and performance by it of this Trust Agreement;

                  (c) the Delaware Trustee is a Delaware corporation;

                  (d) the Delaware Trustee has full corporate power, authority and legal right to execute, deliver and perform its obligations under this Trust Agreement and has taken all necessary action to authorize the execution, delivery and performance by it of this Trust Agreement;

                  (e) this Trust Agreement has been duly authorized, executed and delivered by the Property Trustee and the Delaware Trustee and constitutes the valid and legally binding agreement of each of the Property Trustee and the Delaware Trustee enforceable against each of them in accordance with its terms, subject to bankruptcy, insolvency, fraudulent transfer, reorganization, moratorium and similar laws of general applicability relating to or affecting creditors' rights and to general equity principles;

                  (f) the execution, delivery and performance of this Trust Agreement has been duly authorized by all necessary corporate or other action on the part of the Property Trustee and the Delaware Trustee and does not require any approval of stockholders of the Property Trustee and the Delaware Trustee and such execution, delivery and performance will not (i) violate the Charter or By-laws of the Property Trustee or the Delaware Trustee, (ii) violate any provision of, or constitute, with or without notice or lapse of time, a default under, or result in the creation or imposition of, any Lien on any properties included in the Trust Property pursuant to the provisions of, any indenture, mortgage, credit agreement, license or other agreement or instrument to which the Property Trustee or the Delaware Trustee is a party or by which it is bound, or (iii) violate any law, governmental rule or regulation of the State of New York or the

State of Delaware, as the case may be, governing the banking, trust or general powers of the Property Trustee or the Delaware Trustee (as appropriate in context) or any order, judgment or decree applicable to the Property Trustee or the Delaware Trustee;

                  (g) neither the authorization, execution or delivery by the Property Trustee or the Delaware Trustee of this Trust Agreement nor the consummation of any of the transactions by the Property Trustee or the Delaware Trustee (as appropriate in context) contemplated herein requires the consent or approval of, the giving of notice to, the registration with or the taking of any other action with respect to any governmental authority or agency under any existing law of the State of New York or the State of Delaware governing the banking, trust or general powers of the Property Trustee or the Delaware Trustee, as the case may be; and

                  (h) there are no proceedings pending or, to the best of each of the Property Trustee's and the Delaware Trustee's knowledge, threatened against or affecting the Property Trustee or the Delaware Trustee in any court or before any governmental authority, agency or arbitration board or tribunal that, individually or in the aggregate, would materially and adversely affect the Issuer Trust or would question the right, power and authority of the Property Trustee or the Delaware Trustee, as the case may be, to enter into or perform its obligations as one of the Trustees under this Trust Agreement.

                  SECTION 7.2. Representations and Warranties of Depositor The Depositor hereby represents and warrants for the benefit of the Holders that:

                  (a) the Trust Securities Certificates issued on the Closing Date on behalf of the Issuer Trust have been duly authorized and will have been duly and validly executed, issued and delivered by the Issuer Trustees pursuant to the terms and provisions of, and in accordance with the requirements of, this Trust Agreement and the Holders will be, as of such date, entitled to the benefits of this Trust Agreement; and

                  (b) there are no taxes, fees or other governmental charges payable by the Issuer Trust (or the Issuer Trustees on behalf of the Issuer Trust) under the laws of the State of Delaware or any political subdivision thereof in connection with the execution, delivery and performance by either Issuer Trustee of this Trust Agreement.

                                  ARTICLE VIII.

                     THE ISSUER TRUSTEES; THE ADMINISTRATORS

         SECTION 8.1.      Certain Duties and Responsibilities.

                  (a) The duties and responsibilities of the Issuer Trustees and the Administrators shall be as provided by this Trust Agreement and, in the case of the Property Trustee, by the Trust Indenture Act. Notwithstanding the foregoing, but subject to Section 8.1(c), no provision of this Trust Agreement shall require any of the Issuer Trustees or Administrators to expend or risk its or their own funds or otherwise incur any financial liability in the performance of any of its or their duties hereunder, or in the exercise of any of its or their rights or powers, if it or they shall have reasonable grounds for believing that repayment of such funds or indemnity satisfactory to it against such risk or liability is not reasonably assured to it. Whether or not therein expressly so provided, every provision of this Trust Agreement relating to the conduct or affecting the liability of or affording protection to the Issuer Trustees or the Administrators shall be subject to the provisions of this
Section 8.1. Nothing in this Trust Agreement shall be construed to release an Administrator from liability for his or her own negligent action, its own negligent failure to act, or his or her own willful misconduct. To the extent that, at law or in equity, an Issuer Trustee or Administrator has duties and liabilities relating to the Issuer Trust or to the Holders, such Issuer Trustee or Administrator shall not be liable to the Issuer Trust or to any Holder for such Issuer Trustee's or Administrator's good faith reliance on the provisions of this Trust Agreement. The provisions of this Trust Agreement, to the extent that they restrict the duties and liabilities of the Issuer Trustees and Administrators otherwise existing at law or in equity, are agreed by the Depositor and the Holders to replace such other duties and liabilities of the Issuer Trustees and Administrators.

                  (b) All payments made by the Property Trustee or a Paying Agent in respect of the Trust Securities shall be made only from the revenue and proceeds from the Trust Property and only to the extent that there shall be sufficient revenue or proceeds from the Trust Property to enable the Property Trustee or a Paying Agent to make payments in accordance with the terms hereof. Each Holder, by its acceptance of a Trust Security, agrees that it will look solely to the revenue and proceeds from the Trust Property to the extent legally available for distribution to it as herein provided and that neither the Issuer Trustees nor the Administrators are personally liable to it for any amount distributable in respect of any Trust Security or for any other liability in respect of any Trust Security. This Section 8.1(b) does not limit the liability of the Issuer Trustees expressly set forth elsewhere in this Trust Agreement or, in the case of the Property Trustee, in the Trust Indenture Act.

                  (c) If an Event of Default actually known to a Responsible Officer of the Property Trustee has occurred and is continuing, the Property Trustee shall enforce this Trust Agreement for the benefit of the Holders.

                  (d) The Property Trustee, before the occurrence of any Event of Default and after the curing of all Events of Default that may have occurred, shall undertake to perform only such duties as are specifically set forth in this Trust Agreement (including pursuant to Section 10.10), and no implied covenants shall be read into this Trust Agreement against the Property Trustee. If an Event of Default has occurred (that has not been cured or waived pursuant to Section 5.13), the Property Trustee shall exercise such of the rights and powers vested in it by this Trust Agreement, and use the same degree of care and skill in its exercise thereof, as a prudent person would exercise or use under the circumstances in the conduct of his or her own affairs.

                  (e) No provision of this Trust Agreement shall be construed to relieve the Property Trustee or the Delaware Trustee from liability for its own negligent action, its own negligent failure to act, or its own willful misconduct, except that:

               (i) prior to the occurrence of any Event of Default actually known to a Responsible Officer of the Property Trustee and after the curing or waiving of all such Events of Default that may have occurred:

                           (A) the duties and obligations of the Property Trustee shall be determined solely by the express provisions of this Trust Agreement (including pursuant to Section 10.10), and the Property Trustee shall not be liable except for the performance of such duties and obligations as are specifically set forth in this Trust Agreement (including pursuant to Section 10.10); and

                           (B) in the  absence  of bad  faith on the part of the
                  Property Trustee, the Property Trustee may conclusively rely, as to the truth of the statements and the correctness of the opinions expressed therein, upon any certificates or opinions furnished to the Property Trustee and conforming to the requirements of this Trust Agreement; but in the case of any such certificates or opinions that by any provision hereof or of the Trust Indenture Act are specifically required to be furnished to the Property Trustee, the Property Trustee shall be under a duty to examine the same to determine whether or not they conform to the requirements of this Trust Agreement.

              (ii) the Property Trustee shall not be liable for any error of judgment made in good faith by an authorized officer of the Property Trustee, unless it shall be proved that the Property Trustee was negligent in ascertaining the pertinent facts;

             (iii) the Property Trustee shall not be liable with respect to any action taken or omitted to be taken by it in good faith in accordance with the direction of the Holders of at least a Majority in Liquidation Amount of the Capital Securities relating to the time, method and place of conducting any proceeding for any remedy available to the Property

         Trustee, or exercising any trust or power conferred upon the Property Trustee under this Trust Agreement;

              (iv) the Property Trustee's sole duty with respect to the custody, safe keeping and physical preservation of the Debentures and the Payment Account shall be to deal with such Property in a similar manner as the Property Trustee deals with similar property for its own account, subject to the protections and limitations on liability afforded to the Property Trustee under this Trust Agreement and the Trust Indenture Act;

               (v) the Property Trustee shall not be liable for any interest on any money received by it except as it may otherwise agree with the Depositor; and money held by the Property Trustee need not be segregated from other funds held by it except in relation to the Payment Account maintained by the Property Trustee pursuant to Section
         3.1 and except to the extent otherwise required by law;

              (vi) the Property Trustee shall not be responsible for monitoring the compliance by the Administrators or the Depositor with their respective duties under this Trust Agreement, nor shall the Property Trustee be liable for the default or misconduct of any other Issuer Trustee, the Administrators or the Depositor; and

             (vii) subject to Section 8.1(c), no provision of this Trust Agreement shall require the Property Trustee to expend or risk its own funds or otherwise incur personal financial liability in the performance of any of its duties or in the exercise of any of its rights or powers, if the Property Trustee shall have reasonable grounds for believing that the repayment of such funds or liability is not reasonably assured to it under the terms of this Trust Agreement or indemnity satisfactory to it against such risk or liability is not reasonably assured to it.

                  (f) The Administrators shall not be responsible for monitoring the compliance by the Issuer Trustees or the Depositor with their respective duties under this Trust Agreement, nor shall either Administrator be liable for the default or misconduct of any other Administrator, the Issuer Trustees or the Depositor.

                  SECTION 8.2.      Certain Notices.

                  Within five Business Days after the occurrence of any Event of Default actually known to the Property Trustee, the Property Trustee shall transmit, in the manner and to the extent provided in Section 10.8, notice of such Event of Default to the Holders and the Administrators, unless such Event of Default shall have been cured or waived.

                  Within five Business Days after the receipt of notice of the Depositor's exercise of its right to defer the payment of interest on the Debentures pursuant to the Indenture, the Property

Trustee shall transmit, in the manner and to the extent provided in Section 10.8, notice of such exercise to the Holders and the Administrators, unless such exercise shall have been revoked.

                  The Property Trustee shall not be deemed to have knowledge of any Event of Default unless the Property Trustee shall have received written notice or a Responsible Officer of the Property Trustee charged with the administration of this Trust Agreement shall have obtained actual knowledge of such Event of Default.

                  SECTION 8.3.      Certain Rights of Property Trustee.

                  Subject to the provisions of Section 8.1:

                  (a) the Property Trustee may rely and shall be protected in acting or refraining from acting in good faith upon any resolution, Opinion of Counsel, certificate, written representation of a Holder or transferee, certificate of auditors or any other certificate, statement, instrument, opinion, report, notice, request, consent, order, appraisal, bond, debenture, note, other evidence of indebtedness or other paper or document believed by it to be genuine and to have been signed or presented by the proper party or parties;

                  (b)  if  (i)  in  performing   its  duties  under  this  Trust
Agreement, the Property Trustee is required to decide between alternative courses of action, (ii) in construing any of the provisions of this Trust Agreement, the Property Trustee finds the same ambiguous or inconsistent with any other provisions contained herein, or (iii) the Property Trustee is unsure of the application of any provision of this Trust Agreement, then, except as to any matter as to which the Holders of the Capital Securities are entitled to vote under the terms of this Trust Agreement, the Property Trustee shall deliver a notice to the Depositor requesting the Depositor's opinion as to the course of action to be taken and the Property Trustee shall take such action, or refrain from taking such action, as the Property Trustee shall deem advisable and in the best interests of the Holders, in which event the Property Trustee shall have no liability except for its own bad faith, negligence or willful misconduct;

                  (c) any direction or act of the Depositor contemplated by this Trust Agreement shall be sufficiently evidenced by an Officers' Certificate;

                  (d) any direction or act of an Administrator contemplated by this Trust Agreement shall be sufficiently evidenced by a certificate executed by such Administrator and setting forth such direction or act;

                  (e) the Property Trustee shall have no duty to see to any recording, filing or registration of any instrument (including any financing or continuation statement or any filing under tax or securities laws) or any rerecording, refiling or re-registration thereof;

                  (f) the Property Trustee may consult with counsel (which counsel may be counsel to the Depositor or any of its Affiliates, and may include any of its employees) and the advice of such counsel shall be full and complete authorization and protection in respect of any action taken, suffered or omitted by it hereunder in good faith and in reliance thereon and in accordance with such advice; the Property Trustee shall have the right at any time to seek instructions concerning the administration of this Trust Agreement from any court of competent jurisdiction;

                  (g) the Property Trustee shall be under no obligation to exercise any of the rights or powers vested in it by this Trust Agreement at the request or direction of any of the Holders pursuant to this Trust Agreement, unless such Holders shall have offered to the Property Trustee reasonable security or indemnity satisfactory to it against the costs, expenses and liabilities that might be incurred by it in compliance with such request or direction; provided that, nothing contained in this Section 8.3(g) shall be taken to relieve the Property Trustee, upon the occurrence of an Event of Default, of its obligation to exercise the rights and powers vested in it by this Trust Agreement;

                  (h) the Property Trustee shall not be bound to make any investigation into the facts or matters stated in any resolution, certificate, statement, instrument, opinion, report, notice, request, consent, order, approval, bond, debenture, note or other evidence of indebtedness or other paper or document, unless requested in writing to do so by one or more Holders, but the Property Trustee may make such further inquiry or investigation into such facts or matters as it may see fit;

                  (i) the Property Trustee may execute any of the trusts or powers hereunder or perform any duties hereunder either directly or by or through its agents or attorneys, provided that the Property Trustee shall be responsible for its own negligence or misconduct with respect to selection of any agent or attorney appointed by it hereunder;

                  (j) whenever in the administration of this Trust Agreement the Property Trustee shall deem it desirable to receive instructions with respect to enforcing any remedy or right or taking any other action hereunder, the Property Trustee (i) may request instructions from the Holders (which instructions may only be given by the Holders of the same proportion in Liquidation Amount of the Trust Securities as would be entitled to direct the Property Trustee under the terms of the Trust Securities in respect of such remedy, right or action), (ii) may refrain from enforcing such remedy or right or taking such other action until such instructions are received, and (iii) shall be protected in acting in accordance with such instructions; and

                  (k) except as otherwise expressly provided by this Trust Agreement, the Property Trustee shall not be under any obligation to take any action that is discretionary under the provisions of this Trust Agreement.

                  No provision of this Trust Agreement shall be deemed to impose any duty or obligation on any Issuer Trustee or Administrator to perform any act or acts or exercise any right, power, duty or obligation conferred or imposed on it, in any jurisdiction in which it shall be illegal, or in which such Person shall be unqualified or incompetent in accordance with applicable law, to perform any such act or acts, or to exercise any such right, power, duty or obligation. No permissive power or authority available to any Issuer Trustee or Administrator shall be construed to be a duty.

                  SECTION 8.4. Not Responsible for Recitals or Issuance of Securities.

                  The recitals contained herein and in the Trust Securities Certificates shall be taken as the statements of the Issuer Trust, and the Issuer Trustees and the Administrators do not assume any responsibility for their correctness. The Issuer Trustees and the Administrators shall not be accountable for the use or application by the Depositor of the proceeds of the Debentures.

                  SECTION 8.5.      May Hold Securities.

                  The Administrators, any Issuer Trustee or any other agent of any Issuer Trustee or the Issuer Trust, in its individual or any other capacity, may become the owner or pledgee of Trust Securities and, subject to Sections 8.8 and 8.13, and except as provided in the definition of the term "Outstanding" in
Article I, may otherwise deal with the Issuer Trust with the same rights it would have if it were not an Administrator, Issuer Trustee or such other agent.

                  SECTION 8.6.      Compensation; Indemnity; Fees.

                  The Depositor agrees:

                  (a) to pay to the Issuer Trustees from time to time such reasonable compensation for all services rendered by them hereunder as may be agreed by the Depositor and the Issuer Trustees from time to time (which compensation shall not be limited by any provision of law in regard to the compensation of a trustee of an express trust);

                  (b) except as otherwise expressly provided herein, to reimburse the Issuer Trustees upon request for all reasonable expenses, disbursements and advances incurred or made by the Issuer Trustees in accordance with any provision of this Trust Agreement (including the reasonable compensation and the expenses and disbursements of their agents and counsel), except any such expense, disbursement or advance as may be attributable to their negligence, bad faith or wilful misconduct; and

                  (c) to the fullest extent permitted by applicable law, to indemnify and hold harmless (i) each Issuer Trustee, (ii) each Administrator,
(iii) any Affiliate of any Issuer Trustee, (iv) any officer, director, shareholder, employee, representative or agent of any Issuer Trustee, and (v) any employee or agent of the Issuer Trust (referred to herein as an "Indemnified Person") from and against any loss, damage, liability, tax, penalty, expense or claim of any kind or nature whatsoever incurred by such Indemnified Person by reason of the creation, operation or termination of the Issuer Trust or any act or omission performed or omitted by such Indemnified Person in good faith on behalf of the Issuer Trust and in a manner such Indemnified Person reasonably believed to be within the scope of authority conferred on such Indemnified Person by this Trust Agreement, except that no Indemnified Person shall be entitled to be indemnified in respect of any loss, damage or claim incurred by such Indemnified Person by reason of negligence, bad faith or wilful misconduct with respect to such acts or omissions.

                  The   provisions   of  this  Section  8.6  shall  survive  the
termination of this Trust Agreement or the earlier resignation or removal of any Issuer Trustee.

                  No Issuer Trustee may claim any Lien on any Trust Property as a result of any amount due pursuant to this Section 8.6.

                  The Depositor, any Administrator and any Issuer Trustee may engage in or possess an interest in other business ventures of any nature or description, independently or with others, similar or dissimilar to the business of the Issuer Trust, and the Issuer Trust and the Holders of Trust Securities shall have no rights by virtue of this Trust Agreement in and to such independent ventures or the income or profits derived therefrom, and the pursuit of any such venture, even if competitive with the business of the Issuer Trust, shall not be deemed wrongful or improper. Neither the Depositor, any
Administrator nor any Issuer Trustee shall be obligated to present any particular investment or other opportunity to the Issuer Trust even if such opportunity is of a character that, if presented to the Issuer Trust, could be taken by the Issuer Trust, and the Depositor, any Administrator or any Issuer Trustee shall have the right to take for its own account (individually or as a partner or fiduciary) or to recommend to others any such particular investment or other opportunity. Any Issuer Trustee may engage or be interested in any financial or other transaction with the Depositor or any Affiliate of the Depositor, or may act as depository for, trustee or agent for, or act on any committee or body of holders of, securities or other obligations of the Depositor or its Affiliates.

                  SECTION 8.7. Corporate Property Trustee Required; Eligibility of Issuer Trustees and Administrators.

                  (a) There shall at all times be a Property Trustee hereunder with respect to the Trust Securities. The Property Trustee shall be a Person that is a national or state chartered bank and eligible pursuant to the Trust Indenture Act to act as such and that has a combined capital and surplus of at least $50,000,000. If any such Person publishes reports of condition at least annually, pursuant to law or to the requirements of its supervising or examining authority, then for the purposes of this Section and to the extent permitted by the Trust Indenture Act, the combined capital and surplus of such Person shall be deemed to be its combined capital and surplus as set forth in its most recent report of condition so published. If at any time the Property Trustee with respect to the Trust Securities shall cease to be eligible in accordance with the provisions of this Section, it shall resign immediately in the manner and with the effect hereinafter specified in this Article. At the time of appointment, the Property Trustee must have long-term debt securities rated in one of the three highest rating categories by a nationally recognized statistical rating organization.

                  (b) There shall at all times be one or more Administrators hereunder with respect to the Trust Securities. Each Administrator shall be either a natural person who is at least 21 years of age or a legal entity that shall act through one or more persons authorized to bind that entity.

                  (c) There shall at all times be a Delaware Trustee with respect to the Trust Securities. The Delaware Trustee shall either be (i) a natural person who is at least 21 years of age and a resident of the State of Delaware, or (ii) a legal entity with its principal place of business in the State of Delaware and that otherwise meets the requirements of applicable Delaware law and that shall act through one or more persons authorized to bind such entity.

                  SECTION 8.8.      Conflicting Interests.

                  (a) If the Property Trustee has or shall acquire a conflicting interest within the meaning of the Trust Indenture Act, the Property Trustee shall either eliminate such interest or resign, to the extent and in the manner provided by, and subject to the provisions of, the Trust Indenture Act and this Trust Agreement.

                  (b) The Guarantee Agreement and the Indenture shall be deemed to be specifically described in this Trust Agreement for the purposes of clause
(i) of the first proviso contained in Section 310(b) of the Trust Indenture Act.

                  SECTION 8.9.      Co-Trustees and Separate Trustee.

                  Unless an Event of Default shall have occurred and be continuing, at any time or times, for the purpose of meeting the legal requirements of the Trust Indenture Act or of any jurisdiction in which any part of the Trust Property may at the time be located, the Property Trustee shall have power to appoint, and upon the written request of the Property Trustee, the Depositor and the Administrators shall for such purpose join with the Property Trustee in the execution, delivery, and performance of all instruments and agreements necessary or proper to appoint, one or more Persons approved by the Property Trustee either to act as co-trustee, jointly with the Property Trustee, of all or any part of such Trust Property, or to the extent required by law to act as separate trustee of any such property, in either case with such powers as may be provided in the instrument of appointment, and to vest in such Person or Persons in the capacity aforesaid, any property, title, right or power deemed necessary or desirable, subject to the other provisions of this Section. Any co-trustee or separate trustee appointed pursuant to this Section shall either be (i) a natural person who is at least 21 years of age and a resident of the United

States, or (ii) a legal entity with its principal place of business in the United States that shall act through one or more persons authorized to bind such entity.

                  Should any written instrument from the Depositor be required by any co-trustee or separate trustee so appointed for more fully confirming to such co-trustee or separate trustee such property, title, right, or power, any and all such instruments shall, on request, be executed, acknowledged and delivered by the Depositor.

                  Every co-trustee or separate trustee shall, to the extent permitted by law, but to such extent only, be appointed subject to the following terms, namely:

                  (a) The Trust Securities shall be executed by one or more Administrators, and the Trust Securities shall be delivered by the Property Trustee, and all rights, powers, duties, and obligations hereunder in respect of the custody of securities, cash and other personal property held by, or required to be deposited or pledged with, the Property Trustee specified hereunder shall be exercised solely by the Property Trustee and not by such co-trustee or separate trustee.

                  (b)  The  rights,   powers,  duties,  and  obligations  hereby
conferred or imposed upon the Property Trustee in respect of any property covered by such appointment shall be conferred or imposed upon and exercised or performed by the Property Trustee or by the Property Trustee and such co-trustee or separate trustee jointly, as shall be provided in the instrument appointing such co-trustee or separate trustee, except to the extent that under any law of any jurisdiction in which any particular act is to be performed, the Property Trustee shall be incompetent or unqualified to perform such act, in which event such rights, powers, duties and obligations shall be exercised and performed by such co-trustee or separate trustee.

                  (c) The Property Trustee at any time, by an instrument in writing executed by it, with the written concurrence of the Depositor, may accept the resignation of or remove any co-trustee or separate trustee appointed under this Section, and, in case a Debenture Event of Default has occurred and is continuing, the Property Trustee shall have power to accept the resignation of, or remove, any such co-trustee or separate trustee without the concurrence of the Depositor. Upon the written request of the Property Trustee, the Depositor shall join with the Property Trustee in the execution, delivery and performance of all instruments and agreements necessary or proper to effectuate such resignation or removal. A successor to any co-trustee or separate trustee so resigning or removed may be appointed in the manner provided in this Section.

                  (d) No co-trustee or separate trustee hereunder shall be personally liable by reason of any act or omission of the Property Trustee or any other trustee hereunder.

                  (e) The Property Trustee shall not be liable by reason of any act of a co-trustee or separate trustee.

                  (f) Any Act of Holders delivered to the Property Trustee shall be deemed to have been delivered to each such co-trustee and separate trustee.

                  SECTION 8.10.     Resignation and Removal; Appointment of
Successor

                  No resignation or removal of any Issuer Trustee (the "Relevant Trustee") and no appointment of a successor Issuer Trustee pursuant to this Article shall become effective until the acceptance of appointment by the successor Issuer Trustee in accordance with the applicable requirements of
Section 8.11.

                  Subject to the immediately preceding paragraph, the Relevant Trustee may resign at any time by giving written notice thereof to the Holders and by appointing a successor Relevant Trustee. The Relevant Trustee shall appoint a successor by requesting from at least three Persons meeting the eligibility requirements its expenses and charges to serve as the Relevant Trustee on a form provided by the Administrators, and selecting the Person who agrees to the lowest expenses and charges. If the instrument of acceptance by the successor Issuer Trustee required by Section 8.11 shall not have been delivered to the Relevant Trustee within 60 days after the giving of such notice of resignation, the Relevant Trustee may petition, at the expense of the Depositor, any court of competent jurisdiction for the appointment of a successor Relevant Trustee.

                  The Property Trustee or the Delaware Trustee, or both of them, may be removed by Act of the Holders of at least a Majority in Liquidation
Amount of the Capital Securities, delivered to the Relevant Trustee (in its individual capacity and, in the case of the Property Trustee, on behalf of the Issuer Trust) (i) for cause (including upon the occurrence of an Event of Default described in subparagraph (d) of the definition thereof with respect to the Relevant Trustee), or (ii) if a Debenture Event of Default shall have occurred and be continuing at any time.

                  If a resigning Issuer Trustee shall fail to appoint a successor, or if an Issuer Trustee shall be removed or become incapable of acting as Issuer Trustee, or if a vacancy shall occur in the office of any Issuer Trustee for any cause, the Holders of the Capital Securities, by Act of the Holders of not less than 25% in aggregate Liquidation Amount of the Capital Securities then Outstanding delivered to such Relevant Trustee, may appoint a successor Relevant Trustee or Trustees, and such successor Issuer Trustee shall comply with the applicable requirements of Section 8.11. If no successor Relevant Trustee shall have been so appointed by the Holders of the Capital Securities and accepted appointment in the manner required by Section 8.11, any Holder, on behalf of such Holder and all others similarly situated, or any other Issuer Trustee, may petition any court of competent jurisdiction for the appointment of a successor Relevant Trustee.

                  The Property Trustee shall give notice of each resignation and each removal of an Issuer Trustee and each appointment of a successor Issuer Trustee to all Holders in the manner provided in Section 10.8 and shall give notice to the Depositor and to the Administrators. Each notice shall include the name of the successor Relevant Trustee and the address of its Corporate Trust Office if it is the Property Trustee.

                  Notwithstanding the foregoing or any other provision of this Trust Agreement, if any Delaware Trustee who is a natural person dies or becomes, in the opinion of the Holders of the Common Securities, incompetent or incapacitated, the vacancy created by such death, incompetence or incapacity may be filled by the Property Trustee following the procedures regarding expenses and charges set forth above (with the successor being a Person who satisfies the eligibility requirement for the Delaware Trustee set forth in Section 8.7).

                  In no event shall any retiring Issuer Trustee be liable for the acts or omissions of any successor Issuer Trustee hereunder. No appointment of any successor Issuer Trustee shall become effective until all fees, charges and expenses, not subject to any good faith dispute due to the retiring Issuer Trustee have been paid.

                  SECTION 8.11.     Acceptance of Appointment by Successor.

                  In case of the appointment hereunder of a successor Relevant Trustee, the retiring Relevant Trustee and each successor Relevant Trustee with respect to the Trust Securities shall execute and deliver an amendment hereto wherein each successor Relevant Trustee shall accept such appointment and which
(a) shall contain such provisions as shall be necessary or desirable to transfer and confirm to, and to vest in, each successor Relevant Trustee all the rights, powers, trusts and duties of the retiring Relevant Trustee with respect to the Trust Securities and the Issuer Trust, and (b) shall add to or change any of the provisions of this Trust Agreement as shall be necessary to provide for or facilitate the administration of the Issuer Trust by more than one Relevant Trustee, it being understood that nothing herein or in such amendment shall constitute such Relevant Trustees co-trustees and upon the execution and delivery of such amendment the resignation or removal of the retiring Relevant Trustee shall become effective to the extent provided therein and each such successor Relevant Trustee, without any further act, deed or conveyance, shall become vested with all the rights, powers, trusts and duties of the retiring Relevant Trustee; but, on request of the Issuer Trust or any successor Relevant Trustee such retiring Relevant Trustee shall duly assign, transfer and deliver to such successor Relevant Trustee all Trust Property, all proceeds thereof and money held by such retiring Relevant Trustee hereunder with respect to the Trust Securities and the Trust.

                  Upon request of any such successor Relevant Trustee, the Issuer Trust shall execute any and all instruments for more fully and certainly vesting in and confirming to such successor Relevant Trustee all such rights, powers and trusts referred to in the first or second preceding paragraph, as the case may be.

                  No successor Relevant Trustee shall accept its appointment unless at the time of such acceptance such successor Relevant Trustee shall be qualified and eligible under this Article.

                  SECTION 8.12. Merger, Conversion, Consolidation or Succession to Business

                  Any Person into which the Property Trustee or the Delaware Trustee may be merged or converted or with which it may be consolidated, or any Person resulting from any merger, conversion or consolidation to which such Relevant Trustee shall be a party, or any Person, succeeding to all or substantially all the corporate trust business of such Relevant Trustee, shall be the successor of such Relevant Trustee hereunder, provided that such Person shall be otherwise qualified and eligible under this Article, without the execution or filing of any paper or any other act on the part of any of the parties hereto.

                  SECTION 8.13. Preferential Collection of Claims Against Depositor or Issuer Trust.

                  If and when the Property Trustee shall be or become a creditor of the Depositor or the Issuer Trust (or any other obligor upon the Capital Securities), the Property Trustee shall be subject to the provisions of the Trust Indenture Act regarding the collection of claims against the Depositor or the Issuer Trust (or any such other obligor).

                  SECTION 8.14.     Trustee May File Proofs of Claim

                  In case of any receivership, insolvency, liquidation, bankruptcy, reorganization, arrangement, adjustment, composition or other similar judicial proceeding relative to the Issuer Trust or any other obligor upon the Trust Securities or the property of the Issuer Trust or of such other obligor or their creditors, the Property Trustee (irrespective of whether any Distributions on the Trust Securities shall then be due and payable and irrespective of whether the Property Trustee shall have made any demand on the Issuer Trust for the payment of any past due Distributions) shall be entitled and empowered, to the fullest extent permitted by law, by intervention in such proceeding or otherwise:

                  (a) to file and prove a claim for the whole amount of any Distributions owing and unpaid in respect of the Trust Securities and to file such other papers or documents as may be necessary or advisable in order to have the claims of the Property Trustee (including any claim for the reasonable compensation, expenses, disbursements and advances of the Property Trustee, its agents and counsel) and of the Holders allowed in such judicial proceeding, and

                  (b) to collect and receive any moneys or other property payable or deliverable on any such claims and to distribute the same;

and any custodian, receiver, assignee, trustee, liquidator, sequestrator or other similar official in any such judicial proceeding is hereby authorized by each Holder to make such payments to the Property Trustee and, in the event the Property Trustee shall consent to the making of such payments directly to the Holders, to pay to the Property Trustee any amount due it for the reasonable compensation, expenses, disbursements and advances of the Property Trustee, its agents and counsel, and any other amounts due the Property Trustee.

                  Nothing herein contained shall be deemed to authorize the Property Trustee to authorize or consent to or accept or adopt on behalf of any Holder any plan of reorganization, arrangement adjustment or compensation affecting the Trust Securities or the rights of any Holder thereof or to authorize the Property Trustee to vote in respect of the claim of any Holder in any such proceeding.

                  SECTION 8.15.     Reports by Property Trustee.

                  (a) Not later than January 31 of each year commencing with January 31, 1998, the Property Trustee shall transmit to all Holders in accordance with Section 10.8, and to the Depositor, a brief report dated as of the immediately preceding December 31 with respect to:

               (i) its eligibility under Section 8.7 or, in lieu thereof, if to the best of its knowledge it has continued to be eligible under said Section, a written statement to such effect;

              (ii) a statement that the Property Trustee has complied with all of its obligations under this Trust Agreement during the twelve-month period (or, in the case of the initial report, the period since the Closing Date) ending with such December 31 or, if the Property Trustee has not complied in any material respect with such obligations, a description of such noncompliance; and

             (iii) any change in the property and funds in its possession as Property Trustee since the date of its last report and any action taken by the Property Trustee in the performance of its duties hereunder which it has not previously reported and which in its opinion materially affects the Trust Securities.

                  (b) In addition the Property Trustee shall transmit to Holders such reports concerning the Property Trustee and its actions under this Trust Agreement as may be required pursuant to the Trust Indenture Act at the times and in the manner provided pursuant thereto.

                  (c) A copy of each such report shall, at the time of such transmission to Holders, be filed by the Property Trustee with the Depositor.

                  SECTION 8.16.     Reports to the Property Trustee

                  Each of the Depositor and the Administrators shall provide to the Property Trustee such documents, reports and information as required by
Section 314 of the Trust Indenture Act (if any) and the compliance certificate required by Section 314(a) of the Trust Indenture Act in the form, in the manner and at the times required by Section 314 of the Trust Indenture Act. The Depositor and the Administrators shall annually file with the Property Trustee a certificate specifying whether such Person is in compliance with all of the terms and covenants applicable to such Person hereunder.

                  SECTION 8.17.     Evidence of Compliance with Conditions
Precedent.

                  Each of the Depositor and the Administrators shall provide to the Property Trustee such evidence of compliance with any conditions precedent, if any, provided for in this Trust Agreement that relate to any of the matters set forth in Section 314(c) of the Trust Indenture Act. Any certificate or opinion required to be given by an officer pursuant to Section 314(c)(1) of the Trust Indenture Act shall be given in the form of an Officers' Certificate.

                  SECTION 8.18.     Number of Issuer Trustees.

                  (a) The number of Issuer Trustees shall be two, provided that the Property Trustee and the Delaware Trustee may be the same Person.

                  (b) If an Issuer Trustee ceases to hold office for any reason, a vacancy shall occur. The vacancy shall be filled with an Issuer Trustee appointed in accordance with Section 8.10.

                  (c) The death, resignation, retirement, removal, bankruptcy, incompetence or incapacity to perform the duties of an Issuer Trustee shall not operate to annul, dissolve or terminate the Issuer Trust.

                  SECTION 8.19.     Delegation of Power.

                  (a) Any Administrator may, by power of attorney consistent with applicable law, delegate to any other natural person over the age of 21 his or her power for the purpose of executing any documents contemplated in Section 2.7(a) or making any governmental filing.

                  (b) The Administrators shall have power to delegate from time to time to such of their number the doing of such things and the execution of such instruments either in the name of the Issuer Trust or the names of the Administrators or otherwise as the Administrators may deem expedient, to the extent such delegation is not prohibited by applicable law or contrary to the provisions of this Trust Agreement.

                  SECTION 8.20.     Appointment of Administrators.

                  (a) The Administrators shall initially be Louis J. Paglia and David M. Finkelstein, and their successors shall be appointed by the Holders of a Majority in Liquidation Amount of the Common Securities and may resign or be may be removed by the Holders of a Majority in Liquidation Amount of the Common Securities at any time. Upon any resignation or removal, the Depositor shall appoint a successor Administrator. Each Administrator shall sign an agreement agreeing to comply with the terms of this Trust Agreement. If at any time there is no Administrator, the Property Trustee or any Holder who has been a Holder of Trust Securities for at least six months may petition any court of competent jurisdiction for the appointment of one or more Administrators.

                  (b) Whenever a vacancy in the number of Administrators shall occur, until such vacancy is filled by the appointment of an Administrator in accordance with this Section 8.20, the Administrators in office, regardless of their number (and not withstanding any other provision of this Agreement), shall have all the powers granted to the Administrators and shall discharge all the duties imposed upon the Administrators by this Trust Agreement.

                  (c) Notwithstanding the foregoing or any other provision of this Trust Agreement, if any Administrator who is a natural person dies or becomes, in the opinion of the Holders of a Majority in Liquidation Amount of the Common Securities, incompetent or incapacitated, the vacancy created by such death, incompetence or incapacity may be filled by the unanimous acts of the remaining Administrators, if there were at least two of them prior to such vacancy, and by the Depositor, if there were not two such Administrators immediately prior to such vacancy (with the successor being a Person who satisfies the eligibility requirement for Administrators set forth in Section 8.7).


                                   ARTICLE IX.

                       TERMINATION, LIQUIDATION AND MERGER

                  SECTION 9.1.      Termination Upon Expiration Date.

                  Unless   earlier   terminated,    the   Issuer   Trust   shall
automatically terminate on January 31, 2028 (the "Expiration Date"), following the distribution of the Trust Property in accordance with Section 9.4.

                  SECTION 9.2.      Early Termination.

                  The first to occur of any of the following events is an "Early Termination Event":

                  (a) the occurrence of a Bankruptcy Event in respect of, or the dissolution or liquidation of, the Depositor, in its capacity as the Holder of the Common Securities, unless the

Depositor shall transfer the Common Securities as provided by Section 5.11, in which case this provision shall refer instead to any such successor Holder of the Common Securities;

                  (b) the written direction to the Property Trustee from all of the Holders of the Common Securities at any time to terminate the Issuer Trust and to distribute the Debentures to Holders in exchange for the Capital Securities (which direction is optional and wholly within the discretion of the Holders of the Common Securities);

                  (c) the redemption of all of the Capital Securities in connection with the redemption of all the Debentures; and

                  (d) the entry of an order for dissolution of the Issuer Trust by a court of competent jurisdiction.

                  SECTION 9.3.      Termination.

                  The respective obligations and responsibilities of the Issuer Trustees, the Administrators and the Issuer Trust created and continued hereby shall terminate upon the latest to occur of the following: (a) the distribution by the Property Trustee to Holders of all amounts required to be distributed hereunder upon the liquidation of the Issuer Trust pursuant to Section 9.4, or upon the redemption of all of the Trust Securities pursuant to Section 4.2; (b) the payment of any expenses owed by the Issuer Trust; and (c) the discharge of all administrative duties of the Administrators, including the performance of any tax reporting obligations with respect to the Issuer Trust or the Holders.

                  SECTION 9.4.      Liquidation.

                  (a) If an Early Termination Event specified in clause (a), (b) or (d) of Section 9.2 occurs or upon the Expiration Date, the Issuer Trust shall be liquidated by the Property Trustee as expeditiously as the Property Trustee determines to be possible by distributing, after satisfaction of liabilities to creditors of the Issuer Trust as provided by applicable law, to each Holder a Like Amount of Debentures, subject to Section 9.4(d). Notice of liquidation shall be given by the Property Trustee by first-class mail, postage prepaid mailed not less than 30 nor more than 60 days prior to the Liquidation Date to each Holder of Trust Securities at such Holder's address appearing in the Securities Register. All such notices of liquidation shall:

               (i)         state the Liquidation Date;

              (ii) state that from and after the Liquidation Date, the Trust Securities will no longer be deemed to be Outstanding and any Trust Securities Certificates not surrendered for exchange will be deemed to represent a Like Amount of Debentures; and

             (iii) provide such information with respect to the mechanics by which Holders may exchange Trust Securities Certificates for Debentures, or if Section 9.4(d) applies receive a Liquidation Distribution, as the Property Trustee (after consultation with the Administrators) shall deem appropriate.

                  (b) Except where Section 9.2(c) or 9.4(d) applies, in order to effect the liquidation of the Issuer Trust and distribution of the Debentures to Holders, the Property Trustee, either itself acting as exchange agent or through the appointment of a separate exchange agent, shall establish a record date for such distribution (which shall be not more than 30 days prior to the Liquidation
Date), and establish such procedures as it shall deem appropriate to effect the distribution of Debentures in exchange for the Outstanding Trust Securities Certificates.

                  (c) Except where Section 9.2(c) or 9.4(d) applies, after the Liquidation Date, (i) the Trust Securities will no longer be deemed to be Outstanding, (ii) certificates representing a Like Amount of Debentures will be issued to Holders of Trust Securities Certificates, upon surrender of such Certificates to the exchange agent for exchange, (iii) any Trust Securities Certificates not so surrendered for exchange will be deemed to represent a Like Amount of Debentures bearing accrued and unpaid interest in an amount equal to the accumulated and unpaid Distributions on such Trust Securities Certificates until such certificates are so surrendered (and until such certificates are so surrendered, no payments of interest or principal will be made to Holders of Trust Securities Certificates with respect to such Debentures) and (iv) all rights of Holders holding Trust Securities will cease, except the right of such Holders to receive Debentures upon surrender of Trust Securities Certificates.

                  (d) If, notwithstanding the other provisions of this Section 9.4, whether because of an order for dissolution entered by a court of competent jurisdiction or otherwise, distribution of the Debentures in the manner provided herein is determined by the Property Trustee not to be practical, or if an Early Termination Event specified in clause (c) of Section 9.2 occurs, the Trust Property shall be liquidated, and the Issuer Trust shall be dissolved, wound-up or terminated, by the Property Trustee in such manner as the Property Trustee determines. In such event, on the date of the dissolution, winding-up or other termination of the Issuer Trust, Holders will be entitled to receive out of the assets of the Issuer Trust available for distribution to Holders, after satisfaction of liabilities to creditors of the Issuer Trust as provided by applicable law, an amount equal to the Liquidation Amount per Trust Security plus accumulated and unpaid Distributions thereon to the date of payment (such amount being the "Liquidation Distribution"). If, upon any such dissolution, winding up or termination, the Liquidation Distribution can be paid only in part because the Issuer Trust has insufficient assets available to pay in full the aggregate Liquidation Distribution, then, subject to the next succeeding sentence, the amounts payable by the Issuer Trust on the Trust Securities shall be paid on a pro rata basis (based upon Liquidation Amounts). The Holders of the Common Securities will be entitled to receive Liquidation Distributions upon any such dissolution, winding-up or termination pro rata (determined as aforesaid) with Holders of Capital Securities, except that, if a Debenture Event of Default specified in Section 5.1(1) or 5.1(2) or 5.1(3) of the Indenture has occurred and is continuing, the Capital Securities shall have a priority over the Common Securities as provided in Section 4.3.

                  SECTION 9.5. Mergers, Consolidations, Amalgamations or Replacements of Issuer Trust.

                  The Issuer Trust may not merge with or into, consolidate, amalgamate, or be replaced by, or convey, transfer or lease its properties and assets substantially as an entirety to any corporation or other body, except pursuant to this Section 9.5. At the request of the Holders of the Common
Securities, with the consent of the Holders of at least a Majority in Liquidation Amount of the Capital Securities, the Issuer Trust may merge with or into, consolidate, amalgamate, or be replaced by or convey, transfer or lease its properties and assets substantially as an entirety to a trust organized as such under the laws of any State; provided, that (i) such successor entity either (a) expressly assumes all of the obligations of the Issuer Trust with respect to the Capital Securities, or (b) substitutes for the Capital Securities other securities having substantially the same terms as the Capital Securities (the "Successor Securities") so long as the Successor Securities have the same priority as the Capital Securities with respect to distributions and payments upon liquidation, redemption and otherwise, (ii) a trustee of such successor entity possessing the same powers and duties as the Property Trustee is appointed to hold the Debentures, (iii) such merger, consolidation, amalgamation, replacement, conveyance, transfer or lease does not cause the Capital Securities (including any Successor Securities) to be downgraded by any nationally recognized statistical rating organization, (iv) such merger, consolidation, amalgamation, replacement, conveyance, transfer or lease does not adversely affect the rights, preferences and privileges of the holders of the Capital Securities (including any Successor Securities) in any material respect,
(v) such successor entity has a purpose substantially identical to that of the Issuer Trust, (vi) prior to such merger, consolidation, amalgamation, replacement, conveyance, transfer or lease, the Property Trustee has received an Opinion of Counsel to the effect that (a) such merger, consolidation, amalgamation, replacement, conveyance, transfer or lease does not adversely affect the rights, preferences and privileges of the Holders of the Capital Securities (including any Successor Securities) in any material respect, and (b) following such merger, consolidation, amalgamation, replacement, conveyance, transfer or lease, neither the Issuer Trust nor such successor entity will be required to register as an "investment company" under the Investment Company Act, and (vii) the Depositor or its permitted successor or assignee owns all of the Common Securities of such successor entity and guarantees the obligations of such successor entity under the Successor Securities at least to the extent provided by the Guarantee Agreement. Notwithstanding the foregoing, the Issuer Trust shall not, except with the consent of holders of all of the Capital Securities, consolidate, amalgamate, merge with or into, or be replaced by or convey, transfer or lease its properties and assets substantially as an entirety to any other entity or permit any other entity to consolidate, amalgamate, merge with or into, or replace it if such consolidation, amalgamation, merger, replacement, conveyance, transfer or lease would cause the Issuer Trust or the successor entity to be taxable as a corporation or classified as any other type of taxpaying entity for United States Federal income tax purposes.

                                   ARTICLE X.

                            MISCELLANEOUS PROVISIONS

                  SECTION 10.1.     Limitation of Rights of Holders.

                  Except as set forth in Section 9.2, the death or incapacity of any person having an interest, beneficial or otherwise, in Trust Securities shall not operate to terminate this Trust Agreement, nor entitle the legal representatives or heirs of such person or any Holder for such person, to claim an accounting, take any action or bring any proceeding in any court for a partition or winding up of the arrangements contemplated hereby, nor otherwise affect the rights, obligations and liabilities of the parties hereto or any of them.

                  SECTION 10.2.     Amendment.

                  (a) This Trust Agreement may be amended from time to time by the Property Trustee, the Delaware Trustee and the Holders of all of the Common Securities, without the consent of any Holder of the Capital Securities, (i) to cure any ambiguity, correct or supplement any provision herein that may be inconsistent with any other provision herein, or to make any other provisions with respect to matters or questions arising under this Trust Agreement, which shall not be inconsistent with the other provisions of this Trust Agreement; provided, however, that such action shall not adversely affect in any material respect the interests of any Holder of Capital Securities , or (ii) to modify, eliminate or add to any provisions of this Trust Agreement to such extent as shall be necessary to ensure that the Issuer Trust will not be taxable as a corporation or classified as any other type of taxpaying entity for United States Federal income tax purposes at all times that any Trust Securities are outstanding or to ensure that the Issuer Trust will not be required to register as an "investment company" under the Investment Company Act.

                  (b)  Except  as  provided  in  Section  10.2(c)  hereof,   any
provision of this Trust Agreement may be amended by the Property Trustee, the Delaware Trustee and the Holders of all of the Common Securities and with (i) the consent of Holders of at least a Majority in Liquidation Amount of the Capital Securities, and (ii) receipt by the Issuer Trustees of an Opinion of Counsel to the effect that such amendment or the exercise of any power granted to the Trustees in accordance with such amendment will not affect the Trust's status as a grantor trust or cause the Issuer Trust to be taxable as a corporation or as any other type of taxpaying entity for United States Federal income tax purposes or affect the Issuer Trust's exemption from status as an "investment company" under the Investment Company Act.

                  (c) In addition to and notwithstanding any other provision in this Trust Agreement, without the consent of each affected Holder (such consent being obtained in accordance with Section 6.3 or 6.6), this Trust Agreement may not be amended to
(i) change the amount or timing of any Distribution on the Trust Securities or otherwise adversely affect the amount of any Distribution required to be made in respect of the Trust Securities as of a specified date, or (ii) restrict the right of a Holder to institute suit for the enforcement of any such payment on or after such date; and notwithstanding any other provision herein, without the unanimous consent of the Holders (such consent being obtained in accordance with Section 6.3 or 6.6), this paragraph (c) of this Section 10.2 may not be amended.

                  (d) Notwithstanding any other provisions of this Trust Agreement, no Issuer Trustee shall enter into or consent to any amendment to this Trust Agreement that would cause the Issuer Trust to fail or cease to qualify for the exemption from status as an "investment company" under the Investment Company Act or to be taxable as a corporation or to be classified as any other type of taxpaying entity for United States Federal income tax purposes.

                  (e) Notwithstanding anything in this Trust Agreement to the contrary, without the consent of the Depositor and the Administrators, this Trust Agreement may not be amended in a manner that imposes any additional obligation on the Depositor or the Administrators.

                  (f) In the event that any amendment to this Trust Agreement is made, the Administrators or the Property Trustee shall promptly provide to the Depositor a copy of such amendment.

                  (g) Neither the Property Trustee nor the Delaware Trustee shall be required to enter into any amendment to this Trust Agreement that affects its own rights, duties or immunities under this Trust Agreement. The Property Trustee shall be entitled to receive an Opinion of Counsel and an Officers' Certificate stating that any amendment to this Trust Agreement is in compliance with this Trust Agreement.

                  SECTION 10.3.     Separability.

                  In case any provision in this Trust Agreement or in the Trust Securities Certificates shall be invalid, illegal or unenforceable, the validity, legality and enforceability of the remaining provisions shall not in any way be affected or impaired thereby.

                  SECTION 10.4.     Governing Law.

                  THIS TRUST AGREEMENT AND THE RIGHTS AND OBLIGATIONS OF EACH OF THE HOLDERS, THE ISSUER TRUST, THE DEPOSITOR, THE ISSUER TRUSTEES AND THE ADMINISTRATORS WITH RESPECT TO THIS TRUST AGREEMENT AND THE TRUST SECURITIES SHALL BE CONSTRUED IN ACCORDANCE WITH AND GOVERNED BY THE LAWS OF THE STATE OF DELAWARE WITHOUT REFERENCE TO ITS CONFLICTS OF LAWS PROVISIONS.

                  SECTION 10.5.     Payments Due on Non-Business Day.

                  If the date fixed for any payment on any Trust Security shall be a day that is not a Business Day, then such payment need not be made on such date but may be made on the next succeeding day that is a Business Day (except as otherwise provided in Sections 4.1(a) and 4.2(d)), with the same force and effect as though made on the date fixed for such payment, and no Distributions shall accumulate on such unpaid amount for the period after such date provided that if such Business Day is in the next succeeding calendar year, such payment shall be made on the immediately preceding Business Day with the same force and effect as though made on the date fixed for such payment.

                  SECTION 10.6.     Successors.

                  This Trust  Agreement shall be binding upon and shall inure to the benefit of any successor to the Depositor, the Issuer Trust, the Administrators and any Issuer Trustee, including any successor by operation of law. Except in connection with a consolidation, merger or sale involving the Depositor that is permitted under Article Eight of the Indenture and pursuant to which the assignee agrees in writing to perform the Depositor's obligations hereunder, the Depositor shall not assign its obligations hereunder.

                  SECTION 10.7.     Headings.

                  The Article and Section headings are for convenience only and shall not affect the construction of this Trust Agreement.

                  SECTION 10.8.     Reports, Notices and Demands.

                  Any report, notice, demand or other communication that by any provision of this Trust Agreement is required or permitted to be given or served to or upon any Holder or the Depositor may be given or served in writing by deposit thereof, first-class postage prepaid, in the United States mail, hand delivery or facsimile transmission, in each case, addressed, (a) in the case of a Holder of Capital Securities, to such Holder as such Holder's name and address may appear on the Securities Register; and (b) in the case of the Holder of the Common Securities or the Depositor, to TIG Holdings, Inc., 65 East 55th Street, New York, New York 10022, Attention: Secretary, facsimile no.: (212) 371-8360, or to such other address as may be specified in a written notice by the Holder of the Common Securities or the Depositor, as the case may be to the Property Trustee. Such notice, demand or other communication to or upon a Holder shall be deemed to have been sufficiently given or made, for all purposes, upon hand delivery, mailing or transmission. Such notice, demand or other communication to or upon the Depositor shall be deemed to have been sufficiently given or made only upon actual receipt of the writing by the Depositor.

                  Any notice, demand or other communication that by any provision of this Trust Agreement is required or permitted to be given or served to or upon the Issuer, the Property Trustee, the Delaware Trustee, the Administrators or the Trust shall be given in writing addressed to such Person as follows: (a) with respect to the Property Trustee to 450 West 33rd Street, 15th Floor, New York, New York 10001, Attention: Global Trust Services; (b) with respect to the Delaware Trustee, to 1201 Market Street, Wilmington, Delaware 19801, Attention: Global Trust Services; (c) with respect to the Administrators, to them at the address above for notices to the Depositor, marked "Attention:
Administrators of TIG Holdings Institutional Capital Trust I" and (d) with respect to the Issuer Trust, to its principal office specified in Section 2.1, with a copy to the Property Trustee. Such notice, demand or other communication to or upon the Issuer Trust, the Property Trustee or the Administrators shall be deemed to have been sufficiently given or made only upon actual receipt of the writing by the Issuer Trust, the Property Trustee or such Administrator.

                  SECTION 10.9.     Agreement Not to Petition.

                  Each of the Issuer Trustees and the Depositor agree for the benefit of the Holders that, until at least one year and one day after the Issuer Trust has been terminated in accordance with Article IX, they shall not file, or join in the filing of, a petition against the Issuer Trust under any bankruptcy, insolvency, reorganization or other similar law (including the United States Bankruptcy Code) (collectively, "Bankruptcy Laws") or otherwise join in the commencement of any proceeding against the Issuer Trust under any Bankruptcy Law. If the Depositor takes action in violation of this Section 10.9, the Property Trustee agrees, for the benefit of Holders, that at the expense of the Depositor, it shall file an answer with the bankruptcy court or otherwise properly contest the filing of such petition by the Depositor against the Issuer Trust or the commencement of such action and raise the defense that the Depositor has agreed in writing not to take such action and should be stopped and precluded therefrom and such other defenses, if any, as counsel for the Issuer Trustee or the Issuer Trust may assert.

                  SECTION 10.10. Trust Indenture Act; Conflict with Trust Indenture Act.

                  (a) Except as otherwise expressly provided herein, the Trust Indenture Act shall apply as a matter of contract to this Trust Agreement for purposes of interpretation, construction and defining the rights and obligations hereunder, and this Trust Agreement, the Depositor and the Property Trustee shall be deemed for all purposes hereof to be subject to and governed by the Trust Indenture Act to the same extent as would be the case if this Trust Agreement were qualified under that Act on the date hereof. Except as otherwise expressly provided herein, if and to the extent that any provision of this Trust Agreement limits, qualifies or conflicts with the duties imposed by Sections 310 to 317, inclusive, of the Trust Indenture Act, such imposed duties shall control.

                  (b) The Property Trustee shall be the only Issuer Trustee that is a trustee for the purposes of the Trust Indenture Act.

                  (c) The application of the Trust Indenture Act to this Trust Agreement shall not affect the nature of the Trust Securities as equity securities representing undivided beneficial interests in the assets of the Issuer Trust.

                  SECTION  10.11   Acceptance  of  Terms  of  Trust   Agreement,
Guarantee  Agreement  and  Indenture.

                  THE RECEIPT AND ACCEPTANCE OF A TRUST SECURITY OR ANY INTEREST THEREIN BY OR ON BEHALF OF A HOLDER OR ANY BENEFICIAL OWNER, WITHOUT ANY SIGNATURE OR FURTHER MANIFESTATION OF ASSENT, SHALL CONSTITUTE THE UNCONDITIONAL ACCEPTANCE BY THE HOLDER AND ALL OTHERS HAVING A BENEFICIAL INTEREST IN SUCH TRUST SECURITY OF ALL THE TERMS AND PROVISIONS OF THIS TRUST AGREEMENT, THE GUARANTEE AGREEMENT AND THE INDENTURE, AND AGREEMENT TO THE SUBORDINATION PROVISIONS AND OTHER TERMS OF THE GUARANTEE AGREEMENT AND THE INDENTURE, AND SHALL CONSTITUTE THE AGREEMENT OF THE ISSUER TRUST, SUCH HOLDER AND SUCH OTHERS THAT THE TERMS AND PROVISIONS OF THIS TRUST AGREEMENT SHALL BE BINDING, OPERATIVE AND EFFECTIVE AS BETWEEN THE ISSUER TRUST AND SUCH HOLDER AND SUCH OTHERS.

                  SECTION 10.12     Purchases of Outstanding Capital Securities.

                  Subject to applicable law (including without limitation, United States Federal Securities laws), the Depositor or its affiliates may at any time and from time to time purchase outstanding Capital Securities by tender, in the open market or by private agreement, and may resell such securities.


                [REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK]

                  IN WITNESS WHEREOF, the parties hereto have executed this Amended and Restated Trust Agreement as of the day and year first above written.

                                    TIG HOLDINGS, INC.,
                                    as Depositor


                                    By:_______________________________
                                    Name:
                                    Title:


                                    THE CHASE MANHATTAN BANK,
                                    as Property Trustee


                                    By:_______________________________
                                    Name:
                                    Title:


                                    CHASE MANHATTAN BANK DELAWARE,
                                    as Delaware Trustee


                                    By:_______________________________
                                    Name:
                                    Title:


                                    By:_______________________________
                                    Name:    Louis J. Paglia
                                    Title:   Administrator


                                    By:_______________________________
                                    Name:    David M. Finkelstein
                                    Title:   Administrator

STATE OF NEW YORK   )
                    ) ss.:
COUNTY OF NEW YORK  )


                  On the 30th day of January, 1997, before me personally came Louis J. Paglia, to me known, who, being by me duly sworn, did depose and say that he is Senior Vice President and Treasurer of TIG Holdings, Inc., one of the corporations described in and which executed the foregoing instrument; and that he signed his name thereto by authority of the Board of Directors of said corporation.



                                        --------------------------------

STATE OF NEW YORK   )
                    ) ss.:
COUNTY OF NEW YORK  )


                  On the 30th day of January, 1997, before me personally came James D. Heaney, to me known, who, being by me duly sworn, did depose and say that he is Vice President of The Chase Manhattan Bank, one of the corporations described in and which executed the foregoing instrument by authority of the Board of Directors of said corporation.



                                         --------------------------------

STATE OF DELAWARE        )
                         ) ss.:
COUNTY OF NEW CASTLE     )



                  On the 30th day of January, 1997, before me personally came John J. Cashin, to me known, who, being by me duly sworn, did depose and say that he is Senior Trust Officer of Chase Manhattan Bank Delaware, one of the corporations described in and which executed the foregoing instrument by authority of the Board of Directors of said corporation.


                                         --------------------------------

STATE OF NEW YORK   )
                    ) ss.:
COUNTY OF NEW YORK  )



                  On the 30th day of January, 1997, before me personally came Louis J. Paglia, to me known, who, being by me duly sworn, did depose and say that he is Administrator of TIG Capital Trust I, one of the entities described in and which executed the foregoing instrument by authority of the Trust Agreement of said trust.


                                         --------------------------------

STATE OF NEW YORK   )
                    ) ss.:
COUNTY OF NEW YORK  )



                  On the 30th day of January, 1997, before me personally came David M. Finkelstein, to me known, who, being by me duly sworn, did depose and say that he is Administrator of TIG Capital Trust I, one of the entities described in and which executed the foregoing instrument by authority of the Trust Agreement of said trust.


                                        --------------------------------

                                                                      EXHIBIT C


                     [FORM OF COMMON SECURITIES CERTIFICATE]


          THIS CERTIFICATE IS NOT TRANSFERABLE EXCEPT TO THE DEPOSITOR
         OR AN AFFILIATE OF THE DEPOSITOR IN COMPLIANCE WITH APPLICABLE
             LAW AND SECTION 5.11 OF THE TRUST AGREEMENT AND ONLY IN
         CONNECTION WITH A SIMULTANEOUS DELEGATION AND ASSIGNMENT OF THE
                      EXPENSE AGREEMENT REFERRED TO THEREIN


Certificate Number                             Number of Common Securities

         C-


                    Certificate Evidencing Common Securities

                                       of

                               TIG Capital Trust I

                            8.597% Common Securities
                 (liquidation amount $1,000 per Common Security)


                  TIG Capital Trust I, a statutory  business  trust formed under the laws of the State of Delaware (the "Issuer Trust"), hereby certifies that TIG Holdings, Inc. (the "Holder") is the registered owner of ___________________ common securities of the Issuer Trust representing undivided common beneficial interests in the assets of the Issuer Trust and designated the 8.597% Common Securities (liquidation amount $1,000 per Common Security) (the "Common Securities"). Except in accordance with Section 5.11 of the Trust Agreement (as defined below) the Common Securities are not transferable and any attempted transfer hereof other than in accordance therewith shall be void. The designations, rights, privileges, restrictions, preferences and other terms and provisions of the Common Securities are set forth in, and this certificate and the Common Securities represented hereby are issued and shall in all respects be subject to the terms and provisions of, the Amended and Restated Trust Agreement of the Issuer Trust, dated as of January 30, 1997, as the same may be amended from time to time (the "Trust Agreement"), among TIG Holdings, Inc., as Depositor, The Chase Manhattan Bank, as Property Trustee, Chase Manhattan Bank Delaware, as Delaware Trustee, the Administrators and the Several Holders of Trust Securities, including the designation of the terms of the Common Securities as set forth therein. The Issuer Trust will furnish a copy of the Trust Agreement to the Holder without charge upon written request to the Issuer Trust at its principal place of business or registered office.

                  Upon receipt of this certificate, the Holder is bound by the Trust Agreement and is entitled to the benefits thereunder.

                  Terms used but not defined herein have the meanings set forth in the Trust Agreement.

                  IN WITNESS WHEREOF, the Administrators of the Issuer Trust have executed this certificate this 30th day of January, 1997.



                                     TIG CAPITAL TRUST I



                                     By:_____________________________________
                                     Name:
                                     Title:         Administrator


                                     By:_____________________________________
                                     Name:
                                     Title:         Administrator

                                                                     EXHIBIT E


                    [FORM OF CAPITAL SECURITIES CERTIFICATE]


                  [IF THE CAPITAL SECURITIES CERTIFICATE IS TO BE EVIDENCED BY A BOOK-ENTRY CAPITAL SECURITIES CERTIFICATE, INSERT--This Capital Securities Certificate is a Book-Entry Capital Securities Certificate within the meaning of the Trust Agreement hereinafter referred to and is registered in the name of a depositary or a nominee of a depositary. This Capital Securities Certificate is exchangeable for Capital Securities Certificates registered in the name of a person other than the depositary or its nominee only in the limited circumstances described in the Trust Agreement and may not be transferred except as a whole by the depositary to a nominee of the depositary or by a nominee of the depositary to the depositary or another nominee of the depositary, except in the limited circumstances described in the Trust Agreement.

                  Unless this Capital Security Certificate is presented by an authorized representative of The Depositary Trust Company, a New York corporation ("DTC"), to TIG Capital Trust I or its agent for registration of transfer, exchange or payment, and any Capital Security Certificate issued is registered in the name of Cede & Co. or such other name as is requested by an authorized representative of DTC (and any payment is made to Cede & Co. or to such other entity as is requested by an authorized representative of DTC), ANY TRANSFER, PLEDGE OR OTHER USE HEREOF FOR VALUE OR OTHERWISE BY OR TO A PERSON IS WRONGFUL inasmuch as the registered owner hereof, Cede & Co., has an interest herein.]

                  THE CAPITAL SECURITIES EVIDENCED HEREBY AND ANY JUNIOR SUBORDINATED DEBENTURES ISSUABLE IN CONNECTION THEREWITH HAVE NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED (THE "SECURITIES ACT") AND MAY NOT BE OFFERED, SOLD, PLEDGED OR OTHERWISE TRANSFERRED EXCEPT (A) BY ANY INITIAL INVESTOR THAT IS NOT A QUALIFIED INSTITUTIONAL BUYER WITHIN THE MEANING OF RULE 144A UNDER THE SECURITIES ACT, (I) TO A PERSON WHO THE TRANSFEROR REASONABLY BELIEVES IS A QUALIFIED INSTITUTIONAL BUYER PURCHASING FOR ITS OWN ACCOUNT OR FOR THE ACCOUNT OF A QUALIFIED INSTITUTIONAL BUYER IN A TRANSACTION MEETING THE REQUIREMENTS OF RULE 144A, (II) IN AN OFFSHORE TRANSACTION COMPLYING WITH THE PROVISIONS OF RULE 903 OR RULE 904 OF REGULATION S UNDER THE SECURITIES ACT, OR (III) PURSUANT TO AN EXEMPTION FROM REGISTRATION UNDER THE SECURITIES
ACT PROVIDED BY RULE 144 THEREUNDER (IF AVAILABLE), OR (B) BY AN INITIAL INVESTOR THAT IS A QUALIFIED INSTITUTIONAL BUYER OR BY ANY SUBSEQUENT INVESTOR, AS SET FORTH IN (A) ABOVE AND, IN ADDITION, TO AN INSTITUTIONAL "ACCREDITED INVESTOR" (AS DEFINED IN RULE 501(a)(1), (2), (3) or (7) UNDER REGULATION D OF THE ACT) IN A TRANSACTION EXEMPT FROM THE

REGISTRATION REQUIREMENTS OF THE SECURITIES ACT, AND, IN EACH CASE IN ACCORDANCE WITH ANY APPLICABLE SECURITIES LAWS OF THE STATES AND OTHER JURISDICTIONS OF THE UNITED STATES. THE HOLDER OF THIS SECURITY AGREES THAT IT WILL COMPLY WITH THE FOREGOING RESTRICTIONS. SECURITIES OWNED BY AN INITIAL INVESTOR THAT IS NOT A QUALIFIED INSTITUTIONAL BUYER MAY NOT BE HELD IN BOOK-ENTRY FORM AND MAY NOT BE TRANSFERRED WITHOUT CERTIFICATION THAT THE TRANSFER COMPLIES WITH THE FOREGOING RESTRICTIONS, AS PROVIDED IN THE TRUST AGREEMENT REFERRED TO BELOW. NO REPRESENTATION CAN BE MADE AS TO THE AVAILABILITY OF THE EXEMPTION PROVIDED BY RULE 144A FOR RESALES OF THE CAPITAL SECURITIES OR ANY JUNIOR SUBORDINATED DEBENTURES DISTRIBUTABLE TO HOLDERS OF THE CAPITAL SECURITIES.

                  [IF THE CAPITAL SECURITIES CERTIFICATE IS TO BE A REGULATION S CAPITAL SECURITIES CERTIFICATE, INSERT - THIS CAPITAL SECURITIES CERTIFICATE HAS NOT BEEN REGISTERED UNDER THE U.S. SECURITIES ACT OF 1933, AS AMENDED (THE "SECURITIES ACT") OR APPLICABLE SECURITIES LAWS OF THE STATES OF THE UNITED STATES AND MAY NOT BE OFFERED, SOLD OR DELIVERED IN THE UNITED STATES OR TO, OR FOR THE ACCOUNT OR BENEFIT OF, ANY U.S. PERSON, UNLESS THIS SECURITY IS REGISTERED UNDER THE SECURITIES ACT OR AN EXEMPTION FROM THE REGISTRATION REQUIREMENTS THEREOF IS AVAILABLE.]

                  NO EMPLOYEE BENEFIT OR OTHER PLAN SUBJECT TO TITLE I OF THE EMPLOYEE RETIREMENT INCOME SECURITY ACT OF 1974, AS AMENDED ("ERISA"), OR
SECTION 4975 OF THE INTERNAL REVENUE CODE OF 1986, AS AMENDED (THE "CODE") (EACH, A "PLAN"), NO ENTITY WHOSE UNDERLYING ASSETS INCLUDE "PLAN ASSETS" BY REASON OF ANY PLAN'S INVESTMENT IN THE ENTITY (A "PLAN ASSET ENTITY"), AND NO PERSON INVESTING "PLAN ASSETS" OF ANY PLAN, MAY ACQUIRE OR HOLD THIS CAPITAL SECURITIES CERTIFICATE OR ANY INTEREST HEREIN, UNLESS SUCH PURCHASER OR HOLDER IS ELIGIBLE FOR THE EXEMPTIVE RELIEF AVAILABLE UNDER U.S. DEPARTMENT OF LABOR PROHIBITED TRANSACTION CLASS EXEMPTION ("PTCE") 96-23, 95-60, 91-38, 90-1 OR 84-14 OR ANOTHER APPLICABLE EXEMPTION WITH RESPECT TO SUCH PURCHASE OR HOLDING AND, IN THE CASE OF ANY PURCHASER OR HOLDER RELYING ON ANY EXEMPTION OTHER THAN PTCE 96-23, 95-60, 91-38, 90-1 OR 84-14, SUCH PURCHASER HAS COMPLIED WITH ANY REQUEST BY THE DEPOSITOR OR THE ISSUER TRUST FOR AN OPINION OF COUNSEL OR OTHER EVIDENCE WITH RESPECT TO THE AVAILABILITY OF SUCH EXEMPTION. ANY PURCHASER OR HOLDER OF THIS CAPITAL SECURITIES CERTIFICATE OR ANY INTEREST HEREIN WILL BE DEEMED TO HAVE REPRESENTED BY ITS PURCHASE AND HOLDING HEREOF THAT IT EITHER (A) IS NOT A PLAN OR A PLAN ASSET ENTITY AND IS NOT PURCHASING SUCH SECURITIES ON BEHALF OF OR WITH

"PLAN  ASSETS"  OF ANY  PLAN,  OR (B) IS  ELIGIBLE  FOR THE
EXEMPTION RELIEF AVAILABLE UNDER PTCE 96-23, 95-60, 91-38, 90-1 OR 84-14 OR ANOTHER APPLICABLE EXEMPTION WITH RESPECT TO SUCH PURCHASE OR HOLDING.

Certificate Number                               Number of Capital Securities

         P-

                           CUSIP NO. 886706AA8 (144A)

                    Certificate Evidencing Capital Securities

                                       of

                               TIG Capital Trust I

                       8.597% Capital Securities, Series A
                (liquidation amount $1,000 per Capital Security)


                  TIG Capital Trust I, a statutory business trust formed under the laws of the State of Delaware (the "Issuer Trust"), hereby certifies that Cede & Co. (the "Holder") is the registered owner of __________(___) capital securities of the Trust representing an undivided preferred beneficial interest in the assets of the Trust and designated the TIG Capital Trust I 8.597% Capital Securities (liquidation amount $1,000 per Capital Security) (the "Capital Securities"). The Capital Securities are transferable on the books and records of the Issuer Trust, in person or by a duly authorized attorney, upon surrender of this certificate duly endorsed and in proper form for transfer as provided in
Section 5.5 of the Trust Agreement (as defined below). The designations, rights, privileges, restrictions, preferences and other terms and provisions of the Capital Securities are set forth in, and this certificate and the Capital Securities represented hereby are issued and shall in all respects be subject to the terms and provisions of, the Trust Agreement of the Issuer Trust, dated as of January 30, 1997, as the same may be amended from time to time (the "Trust Agreement"), among TIG Holdings, Inc., as Depositor, The Chase Manhattan Bank, as Property Trustee, Chase Manhattan Bank Delaware, as Delaware Trustee, the Administrators and the Holders of Trust Securities, including the designation of the terms of the Capital Securities as set forth therein. The Holder is entitled to the benefits of the Guarantee Agreement entered into by TIG Holdings, Inc., a New York corporation, and The Chase Manhattan Bank, as guarantee trustee, dated as of January 30, 1997 (the "Guarantee Agreement"), to the extent provided therein. The Issuer Trust will furnish a copy of the Issuer Trust Agreement and the Guarantee Agreement to the Holder without charge upon written request to the Issuer Trust at its principal place of business or registered office.

                  Upon receipt of this certificate, the Holder is bound by the Trust Agreement and is entitled to the benefits thereunder.

                  IN WITNESS WHEREOF, the Administrators of the Issuer Trust have executed this certificate this ____ day of __________.

                                    TIG CAPITAL TRUST I


                                    By:_____________________________________
                                    Name:
                                    Administrator


                                    By:_____________________________________
                                    Name:
                                    Administrator

                                   ASSIGNMENT


                  FOR VALUE RECEIVED, the undersigned assigns and transfers this Capital Security to:

______________________________________________________________________________
        (Insert assignee's social security or tax identification number)

______________________________________________________________________________

______________________________________________________________________________
                    (Insert address and zip code of assignee)

and irrevocably appoints _____________________________________________________

______________________________________________________________________________


agent to transfer this Capital Security Certificate on the books of the Issuer Trust. The agent may substitute another to act for him or her.

Date:  _____________________

Signature:____________________________________________________________________
           (Sign exactly as you name appears on the other side of this
                         Capital Security Certificate)

The signature(s) should be guaranteed by an eligible guarantor institution (banks, stockbrokers, savings and loan associations and credit unions with membership in an approved signature guarantee medallion program), pursuant to S.E.C. Rule 17Ad-15.

                                                                      EXHIBIT F

                          FORM OF TRANSFER CERTIFICATE
                    FOR EXCHANGE OR TRANSFER FROM RESTRICTED
                           BOOK-ENTRY CAPITAL SECURITY
                   TO REGULATION S BOOK-ENTRY CAPITAL SECURITY
                    (Transfers pursuant to Section 5.5(b)(ii)
                             of the Trust Agreement)

The Chase Manhattan Bank
450 West 33rd Street, 15th Floor
New York, NY  10001-2697
   Attention:  Global Trust Services


                  Re:      TIG Capital Trust I
                           $125,000,000 8.597% Capital Securities (the
                           "Capital Securities")
                            ------------------

                  Reference  is hereby made to the Trust  Agreement  (the "Trust
                                                                           -----
Agreement"),  dated as of January 30, 1997,  among TIG, as Depositor,  The Chase
---------
Manhattan Bank, as Property Trustee, Chase Manhattan Bank Delaware, as Delaware Trustee, the Administrators and the several Holders of the Trust Securities. Capitalized terms used but not defined herein shall have the meanings given to them in the Trust Agreement.

                  This  letter  relates  to  $__________  Liquidation  Amount of
Capital Securities which are evidenced by one or more Restricted Book-Entry Capital Securities (CUSIP No. _______) and held with the Clearing Agency in the name of [Insert Name of Transferor] (the "Transferor"). The Transferor has
                                             ----------
requested a transfer of such beneficial interest in the Capital Securities to a Person who will take delivery thereof in the form of a Like Amount of Capital Securities evidenced by one or more Regulation S Book-Entry Capital Securities (CINS No. __________ and ISIN No. __________), which amount, immediately after such transfer, is to be held with the Clearing Agency.

                  In connection with such request and in respect of such Capital Securities, the Transferor does hereby certify that such transfer has been effected pursuant to and in accordance with Rule 903 or Rule 904 under the U.S. Securities Act of 1933, as amended (the "Securities Act"), and accordingly the
                                          ---------------
Transferor does hereby further certify that:

                           (a) the offer of the Capital Securities was not made to a person in the United States;

                           (b)  either:

                                (i) at the time the buy  order  was  originated,
                  the transferee was outside the United States or the Transferor and any person acting on its behalf reasonably believed and believes that the transferee was outside the United States; or

                               (ii) the transaction was executed in, on or through the facilities of a designated offshore securities market and neither the Transferor nor any person acting on its behalf knows that the transaction was prearranged with a buyer in the United States;

                           (c) no  directed  selling  efforts  have been made in
         contravention   of  the  requirements  of  Rule  903(b)  or  904(b)  of
         Regulation S, as applicable;

                           (d) the transaction is not part of a plan or scheme to evade the registration requirements of the Securities Act; and

                           (e)  upon   completion   of  the   transaction,   the
         beneficial interest being transferred as described above is to be held with the Clearing Agency.

                  This certificate and the statements contained herein are made for your benefit and the benefit of the Issuer Trust and the initial purchasers, if any, of the initial offering of such Capital Securities being transferred. Terms used in this certificate and not otherwise defined in the Trust Agreement have the meanings set forth in Regulation S under the Securities Act.


                                    [Insert Name of Transferor]


                                    By:______________________________
                                    Name:
                                    Title:


Dated: ______________, ____

cc:  TIG Capital Trust I

                                                                     EXHIBIT G

                          FORM OF TRANSFER CERTIFICATE
                    FOR EXCHANGE OR TRANSFER FROM RESTRICTED
                           BOOK-ENTRY CAPITAL SECURITY
                   TO UNRESTRICTED BOOK-ENTRY CAPITAL SECURITY
                   (Transfers pursuant to Section 5.5(b)(iii)
                             of the Trust Agreement)

The Chase Manhattan Bank
450 West 33rd Street, 15th Floor
New York, NY  10001-2697
   Attention:  Global Trust Services


                  Re:      TIG Capital Trust I
                           $125,000,000 8.597% Capital Securities (the
                           "Capital Securities")
                            ------------------


                  Reference is hereby made to the Trust Agreement, dated as of January 30, 1997, among TIG, as Depositor, The Chase Manhattan Bank, as Property Trustee, Chase Manhattan Bank Delaware, as Delaware Trustee, the Administrators and the several Holders of the Trust Securities, (the "Trust Agreement").
                                                             ----------------
Capitalized terms used but not defined herein shall have the meanings given to them in the Trust Agreement.

                  This  letter  relates  to  $__________  Liquidation  Amount of
Capital Securities which are evidenced by one or more Restricted Book-Entry Security Certificates (CUSIP No. 88670AA8) and held with the Clearing Agency in the name of [Insert Name of Transferor] (the "Transferor"). The Transferor has
                                               ----------
requested a transfer of such beneficial interest in the Capital Securities to a Person who will take delivery thereof in the form of Like Amount Capital Securities evidenced by one or more Unrestricted Book-Entry Capital Security (CUSIP No. 88670AA8), to be held with the Clearing Agency.

                  In connection with such request and in respect of such Capital Securities, the Transferor does hereby certify that such transfer has been effected pursuant to and in accordance with either (i) Rule 144 under the U.S. Securities Act of 1933, as amended (the "Securities Act"), and accordingly the
                                          ---------------
Transferor does hereby further certify that the Capital Securities have been transferred in a transaction permitted by Rule 144 in accordance with any applicable blue sky or securities laws of any state of the United States.

                  This certificate and the statements contained herein are made for your benefit and the benefit of the Issuer Trust and the initial purchasers, if any, of the Capital Securities being transferred.


                                    [Insert Name of Transferor]


                                    By:_____________________________
                                    Name:

                                    Title:


Dated: __________, ____

cc:  TIG Capital Trust I

                                                                     EXHIBIT H

                          FORM OF TRANSFER CERTIFICATE
                   FOR EXCHANGE OR TRANSFER FROM REGULATION S
                           BOOK-ENTRY CAPITAL SECURITY
                    TO RESTRICTED BOOK-ENTRY CAPITAL SECURITY
                    (Transfers pursuant to Section 5.5(b)(iv)
                             of the Trust Agreement)

The Chase Manhattan Bank
450 West 33rd Street, 15th Floor
New York, NY  10001-2697
   Attention:  Global Trust Services


                  Re:      TIG Capital Trust I
                           $125,000,000 8.597% Capital Securities (the
                           "Capital Securities")
                            ------------------

                  Reference is hereby made to the Trust Agreement, dated as of January 30, 1997, among TIG, as Depositor, The Chase Manhattan Bank, as Property Trustee, Chase Manhattan Bank Delaware, as Delaware Trustee, the Administrators and the several Holders of the Trust Securities. Capitalized terms used but not defined herein shall have the meanings given to them in the Trust Agreement.

                  This letter relates to $ __________ Liquidation Amount of Capital Securities which are evidenced by one or more Regulation S Book-Entry Capital Securities (CINS No. 88670AA8 and ISIN No. __________ and held with the Clearing Agency through [Euroclear] [Cedel] (Common Code ________) in the name of [Insert Name of Transferor] (the "Transferor"). The Transferor has requested
                                     ----------
a transfer of such beneficial interest in Capital Securities to a Person who will take delivery thereof in the form of an equal principal amount of Capital Securities evidenced by one or more Restricted Book-Entry Capital Securities (CUSIP No. 88670AA8), to be held with the Clearing Agency.

                  In connection with such request and in respect of such Capital Securities, the Transferor does hereby certify that such transfer is being effected pursuant to and in accordance with Rule 144A under the U.S. Securities Act of 1933, as amended (the "Securities Act"), and, accordingly, the Transferor
                              --------------
does hereby further certify that the Capital Securities are being transferred to a Person that the Transferor reasonably believes is purchasing the Capital Securities for its own account, or for one or more accounts with respect to which such Person exercises sole investment discretion, and such Person and each such account is a "qualified institutional buyer" within the meaning of Rule
                    -------------------------------
144A, in each case in a transaction meeting the requirements of Rule 144A and in accordance with any applicable blue sky or securities laws of any state of the United States.

                  This certificate and the statements contained herein are made for your benefit and the benefit of the Issuer Trust and the underwriters and initial purchasers, if any, of the Capital Securities being transferred.


                                    [Insert Name of Transferor]


                                    By:_____________________________
                                    Name:
                                    Title:


Dated:__________, ____

cc:  TIG Capital Trust I

                                                                      EXHIBIT I


                          FORM OF TRANSFER CERTIFICATE
                     FOR TRANSFER OR EXCHANGE OF RESTRICTED
                                   SECURITIES
               (Transfers Pursuant to Section 5.5(a) or 5.5(b)(v)
                             of the Trust Agreement)


The Chase Manhattan Bank
450 West 33rd Street, 15th Floor
New York, NY  10001-2697
   Attention:  Global Trust Services


                  Re:      TIG Capital Trust I
                           $125,000,000 8.597% Capital Securities (the
                           "Capital Securities")
                            ------------------

                  Reference is hereby made to the Trust Agreement, dated as of January 30, 1997, among TIG, as Depositor, The Chase Manhattan Bank, as Property Trustee, Chase Manhattan Bank Delaware, as Delaware Trustee, the Administrators and the several Holders of the Trust Securities. Capitalized terms used but not defined herein shall have the meanings given to them in the Trust Agreement.

                  This letter relates to $__________ Liquidation Amount of Capital Securities presented or surrendered on the date hereof (the "Surrendered
                                                                     -----------
Capital  Securities")  which  are  registered  in the  name of  [Insert  Name of
-------------------
Transferor] (the "Transferor").  The Transferor has requested a transfer of such
                  ----------
Surrendered Capital Securities to a Person other than the Transferor (each such transaction being referred to herein as a "transfer").
                                           --------

                  In connection with such request and in respect of such Surrendered Capital Securities, the Transferor does hereby certify that:

                                   [CHECK ONE]
 _
|_|      (a)      the Surrendered Capital Securities are being transferred to the Issuer Trust;

                                       or

|_|      (b)      the Surrendered Capital Securities are being transferred
                  pursuant to and in accordance with Rule 144A under the U.S.
                  Securities Act of 1933 (the "Securities Act") and accordingly, the Transferor does hereby further certify that the

                  Surrendered Capital Securities are being transferred to a Person that the Transferor reasonably believes is purchasing the Surrendered Capital Securities for its own account, or for one or more accounts with respect to which such Person exercises sole investment discretion, and such Person and each such account is a "qualified institutional buyer" within the meaning of Rule 144A, in each case in a transaction meeting the requirements of Rule 144A and in accordance with any applicable blue sky or securities laws of any state of the United States;

                                       or
 _
|_|      (c)      the Surrendered Capital Securities are being transferred
                  pursuant to and in accordance with Regulation S under the Securities Act, and

                    (i) the offer of the Surrendered Capital Securities was not made to a person in the United States;

                   (ii)    either:

                                     (A)    at  the  time  the  buy   order  was
                                            originated,   the   transferee   was
                                            outside  the  United  States  or the
                                            Transferor  and any person acting on
                                            its behalf  reasonably  believed and
                                            believes  that  the  transferee  was
                                            outside the United States, or

                                     (B)    the  transaction was executed in, on
                                            or  through  the   facilities  of  a
                                            designated    offshore    securities
                                            market and  neither  the  Transferor
                                            nor any person  acting on its behalf
                                            knows  that  the   transaction   was
                                            prearranged  with  a  buyer  in  the
                                            United States;

                  (iii)    no  directed   selling  efforts  have  been  made  in
                           contravention of the requirements of Rule 903(b) or Rule 904(b) of Regulation S, as applicable; and

                   (iv) the transaction is not part of a plan or scheme to evade the registration requirements of the Securities Act;
 _
|_| (d) the Surrendered Capital Securities are being transferred in a transaction permitted by Rule 144 under the Securities Act and in accordance with any applicable blue sky securities laws of any state of the United States.

                  This certificate and the statements contained herein are made for your benefit and the benefit of the Issuer Trust and the initial purchasers, if any, of the Capital Securities being transferred. Terms used in this certificate and not otherwise defined in the Trust Agreement have the meanings set forth in Regulation S under the Securities Act.


                                    [Insert Name of Transferor]


                                    By:_______________________________
                                    Name:
                                    Title:


Dated ___________________, ____

cc:  TIG Capital Trust I

                                                                     EXHIBIT J

                        FORM OF INSTITUTIONAL ACCREDITED
                      INVESTOR TRANSFEREE COMPLIANCE LETTER


TIG Capital Trust I
c/o TIG Holdings, Inc.
65 East 55th Street
New York, NY  10022
   Attention:

The Chase Manhattan Bank
450 West 33rd Street, 15th Floor
New York, NY  10001-2697
   Attention:  Global Trust Services

Ladies and Gentlemen:

                  In connection with our proposed purchase of $ Liquidation Amount of the $[ ] 8.597% Capital Securities (the "Capital Securities") of TIG
                                                    -------------------
Capital  Trust  I  (the  "Issuer  Trust"),  we  represent,  warrant,  agree  and
                          -------------
acknowledge as follows:

                  1. We  understand  that the Capital  Securities  have not been registered under the U.S. Securities Act of 1933, as amended (the "Securities Act"), and may not be sold except as permitted in the following sentence. We agree, on our own behalf and on behalf of any accounts for which we are acting as hereinafter stated, that if we should resell, pledge or otherwise transfer such Capital Securities within three years after the original issuance of the Capital Securities or if we were during the three months preceding the proposed date of transfer an Affiliate (within the meaning of Rule 144 under the Securities Act) of the Issuer Trust, such Capital Securities may be resold, pledged or transferred only (i) to the Issuer Trust, (ii) so long as such Capital Securities are eligible for resale pursuant to Rule 144A under the Securities Act ("Rule 144A"), to a person whom we reasonably believe is a "qualified institutional buyer" (as defined in Rule 144A) that purchases for its own account or for the account of a qualified institutional buyer to whom notice is given that the resale, pledge or transfer is being made in reliance on Rule 144A (as indicated by the box checked by the transferor on the Transferor Certificate, a form of which is attached as Exhibit I to the Trust Agreement relating to the Capital Securities, dated as of January 30, 1997), (iii) in an offshore transaction in accordance with Rule 904 of Regulation S under the Securities Act, (iv) to an institution that is an "accredited investor" as defined in Rule 501(a) (1), (2), (3) or (7) under the Securities Act that is acquiring the Capital Securities for investment purposes and not for distribution and an Institutional Accredited Investor Transferee Compliance Letter in the form hereof is delivered to the Issuer Trust and to the Property Trustee under the Trust Agreement relating to the Capital Securities by such accredited investor, (v) pursuant to an exemption from registration under the
         Securities Act provided by Rule 144 (if applicable) under the Securities Act, or (vi) pursuant to an effective registration statement under the Securities Act, in each case in accordance with any applicable securities laws of any state of the United States, and we will notify any purchaser of the Capital Securities from us of the above resale restrictions, if then applicable. We further understand that in connection with any transfer of the Capital Securities by us that the Issuer Trust and the Property Trustee may request, and if so requested we will furnish, such certificates and other information as they may reasonably require to confirm that any such transfer complies with the foregoing restrictions.

                  2. We are an institutional investor and are an "accredited investor" (as defined in Rule 501(a)(1), (2), (3) or (7) of Regulation D under the Securities Act) and we have such knowledge and experience in financial and business matters as to be capable of evaluating the merits and risks of our investment in the Capital Securities, and we and any accounts for which we are acting are acquiring the Capital Securities for investment purposes and not with a view to, or offer or sale in connection with, any distribution in violation of the

         Securities Act and we and any accounts for which we are acting are each able to bear the economic risk of our or its investment.

                  3. We understand that the Capital Securities will be issued solely in physical certificated form (and not in the form of interests in securities deposited with The Depository Trust Company) and the minimum principal amount of Capital Securities that may be purchased by an institutional accredited investor is $250,000.

                  4. We are acquiring the Capital Securities purchased by us for our own account or for one or more accounts as to each of which we exercise sole investment discretion.

                  5. You are entitled to rely upon this letter and you are irrevocably authorized to produce this letter or a copy hereof to any interested party in any administrative or legal proceeding or official inquiry with respect to the matters covered hereby.



                                    Very truly yours,


                                    [NAME OF PURCHASER]


                                    By:_________________________
                                    Name:
                                    Title:


Date: ________ __, ____

                                TIG HOLDINGS, INC
                        COMPUTATION OF EARNINGS PER SHARE
                                   (Unaudited)
================================================================================

                                                                                                 Exhibit 11


                                                                             Three Months Ended March 31,
                                                                           ---------------------------------
(In millions, except per share data)                                            1997             1996
-------------------------------------------------------------------------- ---------------- ----------------
PRIMARY:
Weighted average shares outstanding                                              53.4             59.1
Net  effect  of  dilutive  stock  options - based on the  treasury  stock
     method using average market price (A)                                        4.0                -
-------------------------------------------------------------------------- ---------------- ----------------
Total primary common shares                                                      57.4             59.1
-------------------------------------------------------------------------- ---------------- ----------------
Net income (loss)                                                               $36.4           $(30.8)
Less preferred stock dividend requirements                                       (0.5)            (0.5)
-------------------------------------------------------------------------- ---------------- ----------------
Net income (loss) available to common stock                                     $35.9           $(31.3)
-------------------------------------------------------------------------- ---------------- ----------------
Net income (loss) per common share                                              $0.63           $(0.53)
-------------------------------------------------------------------------- ---------------- ----------------

FULLY DILUTED:
Weighted average shares outstanding                                              53.4             59.1
Net  effect  of  dilutive  stock  options - based on the  treasury  stock
     method using higher of average or end of period market price (A)             4.0                -
-------------------------------------------------------------------------- ---------------- ----------------
Total fully diluted common shares                                                57.4             59.1
-------------------------------------------------------------------------- ---------------- ----------------
Net income (loss)                                                               $36.4           $(30.8)
Less preferred stock dividend requirements                                       (0.5)            (0.5)
-------------------------------------------------------------------------- ---------------- ----------------
Net income (loss) available to common stock                                     $35.9           $(31.3)
-------------------------------------------------------------------------- ---------------- ----------------
Net income (loss) per common share                                              $0.63           $(0.53)
-------------------------------------------------------------------------- ---------------- ----------------

(A) For the three months ended March 31, 1996, the stock options were anti-dilutive and not used in earnings per share calculations.

                               TIG HOLDINGS, INC.
                                   SIGNATURES

================================================================================

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:   May 14, 1997                       TIG HOLDINGS, INC.



                                            By: /s/STEVEN A. COOK
                                            ------------------------
                                            Name: Steven A. Cook
                                            Title:Senior Vice President
                                                  and Controller
                                            (Principal Accounting Officer)