Form 10-Q
period 1997-06-30
TIG HOLDINGS INC
filed 1997-08-14
CIK 897430

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                 _______________

                                    FORM 10-Q


              (X) Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the Quarterly Period Ended June 30, 1997

                                       OR

              ( )TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the Transition Period from to

                         Commission File Number 1-11856

================================================================================


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

================================================================================

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


Number of shares of Common Stock, $0.01 par value per share, outstanding as of close of business on June 30, 1997: 51,487,675 excluding 13,834,736 treasury shares.

================================================================================

                               TIG HOLDINGS, INC.
                               INDEX TO FORM 10-Q


PART I.  FINANCIAL INFORMATION                                            Page

Item 1.   Financial Statements

          Condensed consolidated balance sheets as of
          June 30, 1997 (unaudited) and December 31, 1996 ...................3

          Condensed consolidated statements of income
          for the three and six months ended June 30, 1997
          (unaudited) and June 30, 1996 (unaudited)..........................4

          Condensed consolidated statement of changes in
          shareholders' equity for the six months ended
          June 30, 1997 (unaudited)..........................................5

          Condensed consolidated statements of cash flow
          for the six months ended June 30, 1997 (unaudited)
          and June 30, 1996 (unaudited)......................................6

          Notes to condensed consolidated financial
          statements (unaudited).............................................7

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations..............................................10

     2.1  Consolidated Results...............................................10
     2.2  Reinsurance........................................................13
     2.3  Commercial Specialty...............................................15
     2.4  Retail.............................................................17
     2.5  Other Lines........................................................18
     2.6  Investments........................................................19
     2.7  Reserves...........................................................22
     2.8  Liquidity and Capital Resources....................................23
     2.9  Forward-Looking Statements.........................................24
     2.10 Glossary...........................................................25

PART II.    OTHER INFORMATION

Item 1.   Legal Proceedings..................................................27

Item 4.   Submission of Matters to a Vote of Security Holders................27

Item 6.   Exhibits and Reports on Form 8-K...................................28

Exhibit 10.1 - Separation Agreement

Exhibit 11 - Computation of Earnings Per Share (unaudited)...................29


SIGNATURE....................................................................30


                               TIG HOLDINGS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                 June 30,         December 31,
(In millions, except share data)                                                   1997               1996
============================================================================ ================== ==================
                                                                                 (unaudited)
ASSETS
     Investments:
         Fixed maturities at market
             (cost:  $4,078 in 1997 and $3,976 in 1996)                            $4,151             $4,057
         Short-term and other investments (cost: $170 in 1997
               and $176 in 1996)                                                      174                176
---------------------------------------------------------------------------- ------------------ ------------------
             Total investments                                                      4,325              4,233
     Cash                                                                              24                 19
     Accrued investment income                                                         61                 57
     Premium receivable (net of allowance of: $4 in 1997 and 1996)                    457                420
     Reinsurance recoverable (net of allowance of: $9 in 1997 and 1996)             1,327              1,264
     Deferred policy acquisition costs                                                158                144
     Prepaid reinsurance premium                                                       91                105
     Income taxes                                                                      81                102
     Other assets                                                                     176                132
---------------------------------------------------------------------------- ------------------ ------------------
             Total assets                                                          $6,700             $6,476
============================================================================ ================== ==================

LIABILITIES
     Reserves for:
         Losses                                                                    $3,213             $3,215
         Loss adjustment expenses                                                     471                545
         Unearned premium                                                             725                696
---------------------------------------------------------------------------- ------------------ ------------------
             Total reserves                                                         4,409              4,456
     Reinsurance premium payable                                                      129                 88
     Funds withheld under reinsurance agreements                                      306                255
     Notes payable                                                                    124                123
     Other liabilities                                                                418                322
---------------------------------------------------------------------------- ------------------ ------------------
             Total liabilities                                                      5,386              5,244
---------------------------------------------------------------------------- ------------------ ------------------
MANDATORY REDEEMABLE 8.597% CAPITAL SECURITIES OF SUBSIDIARY TRUST                    125                  -
---------------------------------------------------------------------------- ------------------ ------------------
MANDATORY REDEEMABLE PREFERRED STOCK                                                   25                 25
---------------------------------------------------------------------------- ------------------ ------------------
SHAREHOLDERS' EQUITY
     Common stock - par value $0.01 per share
             (authorized: 180,000,000 shares; issued and outstanding:
              65,322,411 shares in 1997 and 64,610,109 shares in 1996)              1,209              1,198
     Retained earnings                                                                292                234
     Net unrealized gain on fixed maturity investments, net of taxes                   50                 52
     Net unrealized loss on foreign currency, net of taxes                             (1)                (1)
---------------------------------------------------------------------------- ------------------ ------------------
                                                                                    1,550              1,483
     Treasury stock (13,834,736  shares in 1997 and 10,306,000
             shares in 1996)                                                         (386)              (276)
---------------------------------------------------------------------------- ------------------ ------------------
             Total shareholders' equity                                             1,164              1,207
---------------------------------------------------------------------------- ------------------ ------------------
             Total liabilities and shareholders' equity                            $6,700             $6,476
============================================================================ ================== ==================

See Notes to Condensed Consolidated Financial Statements.


                               TIG HOLDINGS, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)



                                                                Three Months                 Six Months
                                                               Ended June 30,              Ended June 30,
                                                         --------------------------- ----------------------------
(In millions, except per share data)                         1997          1996          1997           1996
======================================================== =========================== ============================
REVENUES
     Net premium  earned                                     $358          $389           $711          $775
     Net investment income                                     73            73            148           143
     Net realized investment gain (loss)                        4            (5)             5           (5)
-------------------------------------------------------- ------------- ------------- -------------- -------------
         Total revenues                                       435           457            864           913
-------------------------------------------------------- ------------- ------------- -------------- -------------

LOSSES AND EXPENSES
     Net losses and loss adjustment expenses incurred         250           281            502           587
     Commissions and premium related expenses                  80            88            158           177
     Other underwriting expenses                               32            27             64            60
     Corporate expenses                                        11            10             19            18
     Interest expense                                           5             2             10             4
     Restructuring charges                                      -             -              -           100
-------------------------------------------------------- ------------- ------------- -------------- -------------
         Total losses and expenses                            378           408            753           946
-------------------------------------------------------- ------------- ------------- -------------- -------------

Income (loss) before income tax (expense) benefit              57            49            111           (33)
Income tax (expense) benefit                                  (18)          (15)           (36)           36
-------------------------------------------------------- ------------- ------------- -------------- -------------

NET INCOME                                                    $39           $34            $75            $3
======================================================== ============= ============= ============== =============

NET INCOME PER COMMON SHARE                                 $0.71         $0.55          $1.33         $0.03
======================================================== ============= ============= ============== =============

DIVIDEND PER COMMON SHARE                                   $0.15         $0.05          $0.30         $0.10
======================================================== ============= ============= ============== =============

See Notes to Condensed Consolidated Financial Statements.


                               TIG HOLDINGS, INC.
                        CONDENSED CONSOLIDATED STATEMENT
                       OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (Unaudited)



                                                                                Foreign                       Total
                                                                 Unrealized     Currency                      Share-
                                       Common       Retained     Investment   Translation     Treasury       holders'
(In millions)                          Stock        Earnings        Gain       Adjustment       Stock         Equity
======================================================================================================================
Balance at December 31, 1996           $1,198         $234           $52          $(1)          $(276)        $1,207
Net income                                              75                                                        75
Common and preferred stock
     dividends                                         (17)                                                      (17)
Common stock issued                         9                                                                      9
Amortization of unearned
     compensation                           2                                                                      2
Treasury stock purchased                                                                         (110)          (110)
Change in net unrealized gain on
     fixed maturity investments                                       (2)                                         (2)
----------------------------------- ------------- ------------- ------------- ------------- -------------- -------------

Balance at June 30, 1997               $1,209         $292            $50         $(1)          $(386)        $1,164
=================================== ============= ============= ============= ============= ============== =============

See Notes to Condensed Consolidated Financial Statements.


                               TIG HOLDINGS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (Unaudited)



                                                                                  Six Months Ended
                                                                                      June 30,
                                                                         ------------------------------------
           (In millions)                                                       1997              1996
           ==================================================================================================
           Operating Activities
                Net income                                                      $75                $3
                Adjustments to reconcile net income to cash provided
                   by operating activities:
                Changes in:
                      Accrued investment income                                  (4)                -
                      Premium receivable                                        (37)              (29)
                      Reinsurance recoverable                                   (63)              (63)
                      Deferred policy acquisition costs                         (14)               (4)
                      Prepaid reinsurance premium                                14                15
                      Income taxes                                               23               (39)
                      Loss reserves                                              (2)               22
                      Loss adjustment expenses reserves                         (74)              (22)
                      Unearned premium reserves                                  29                (4)
                      Reinsurance premium payable                                41               (33)
                      Funds withheld under reinsurance agreements                51                51
                      Other assets, other liabilities and other                 (52)              103
           ------------------------------------------------------------- ----------------- ------------------
                   Net cash used in operating activities                        (13)                -
           ------------------------------------------------------------- ----------------- ------------------

           INVESTING ACTIVITIES
                Purchases of fixed maturity investments                      (1,470)           (1,184)
                Sales of fixed maturity investments                           1,357             1,279
                Maturities and calls of fixed maturity investments              134                 -
                Net (decrease) increase in short-term investments               (11)               33
                Other                                                            (4)                2
           ------------------------------------------------------------- ----------------- ------------------
                   Net cash provided by investing activities                      6               130
           ------------------------------------------------------------- ----------------- ------------------

           FINANCING ACTIVITIES
                Common stock issued                                               9                 5
                Mandatory redeemable capital securities issued                  125                 -
                Treasury stock purchased                                       (106)             (126)
                Common stock and preferred stock dividends                      (17)               (7)
                Other                                                             1                (2)
           ------------------------------------------------------------- ----------------- ------------------
                   Net cash provided by (used in) financing activities           12              (130)
           ------------------------------------------------------------- ----------------- ------------------
                Increase in cash                                                  5                 -
                Cash at beginning of period                                      19                 4
           ------------------------------------------------------------- ----------------- ------------------
                   Cash at end of period                                        $24                $4
           ============================================================= ================= ==================

See Notes to Condensed Consolidated Financial Statements.

                               TIG HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     For the Six Months Ended June 30, 1997
                                   (Unaudited)

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

Operating results for the six months ended June 30, 1997 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in TIG's annual report on Form 10-K for the year ended December 31, 1996.

EARNINGS PER SHARE ("EPS"). Primary EPS is calculated based upon the weighted average common shares outstanding ("average shares") during the period. In order to calculate average shares, unallocated ESOP shares and treasury shares are deducted from outstanding common shares. Common stock options are considered common stock equivalents and are included in average share calculations if dilutive. To obtain net income attributable to common shareholders for EPS computations, the preferred stock dividend is deducted from net income. Refer also to Exhibit 11.

INVESTMENTS. Fixed maturities are classified as available for sale, as TIG has no intent to hold such securities until maturity, and are carried at market value. Short-term investments are carried at cost, which approximates market value. Market value is principally based upon quoted market prices. Quoted market prices are available for substantially all securities held by the Company. The difference between the aggregate market value and amortized cost of securities, after deferred income tax effect, is reported as unrealized gain or loss directly in shareholders' equity and, accordingly, has no effect on net income.

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

TREASURY STOCK. At June 30, 1997, the Board of Directors had authorized the repurchase of up to 16.25 million shares of TIG Holdings common stock. As of June 30, 1997, the Company has repurchased 13.8 million shares at an aggregate cost of $386 million. The Company uses the cost method to record the purchase of treasury shares.

                               TIG HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     For the Six Months Ended June 30, 1997
                                   (Unaudited)

================================================================================
NOTE B.  MANDATORY REDEEMABLE 8.597% CAPITAL SECURITIES OF SUBSIDIARY TRUST
--------------------------------------------------------------------------------

In January 1997, TIG Capital Trust I ("TIG Capital" or the "Trust"), a statutory business trust under Delaware law and a trust subsidiary of TIG Holdings, completed a private offering for $125 million of 8.597% capital securities. TIG Holdings is the initial holder of 100% of the common securities of TIG Capital. Holders of the capital securities of the Trust will have a preference under certain circumstances over the holders of common securities of the Trust with respect to cash distributions and amounts payable on liquidation, redemption, or otherwise. Interest on the 8.597% capital securities is payable semi-annually commencing in July 1997.

TIG Holdings issued $128.75 million in 8.597% Junior Subordinated Debentures to TIG Capital Trust I (including approximately $3.75 million with respect to the capital contributed to the Trust by TIG Holdings). TIG Holdings guaranteed the payment of distributions and payments on liquidation or redemption of the capital securities but only in each case, to the extent of funds held by the Trust. The guarantee does not cover payment of distributions when the Trust does not have sufficient funds to pay such distributions. All of the net proceeds received by TIG Holdings from the issuance of the debentures are being used for general corporate purposes which includes repurchases of TIG Holding's common stock.


================================================================================
NOTE C.   1996 ACTIONS
--------------------------------------------------------------------------------

RESTRUCTURING CHARGES. In February 1996, TIG announced the reorganization of its commercial operations and plans to exit certain lines of business that failed to meet profitability standards. As a result of this reorganization, TIG took the following actions: 1) combined its Specialty Commercial and Workers' Compensation divisions to form a new division called Commercial Specialty, 2) identified field offices for consolidation and closure, 3) identified lines of business for non-renewal or cancellation for which 1995 net premium written was approximately $190 million, 4) formed a run-off division to administer contractually required policy renewals for run-off lines of business, and 5) notified approximately 600 employees that their positions would be eliminated. Net premium written for Other Lines has been reduced to $3 million for the first six months of 1997, and management estimates that the last renewals for remaining policies in force will be processed by late 1997.

TIG recorded a $100 million accrual in first quarter 1996 for estimated restructuring charges comprised of severance of $17 million; contractual policy obligations of $37 million; office lease terminations of $18 million; furniture, equipment and capitalized software write-downs of $12 million; and a reserve for litigation and credit issues related to terminated producers of $16 million. Charges against the 1996 restructure accrual of $62 million have been recorded since March 1996 and are comprised of $11 million in severance, $33 million in contractual policy obligations, $12 million in lease termination costs, and $6 million in asset write-downs.

TIG re-evaluated the $100 million restructuring charge as of June 30, 1997. Although the total amount of the restructuring charge remained unchanged, the components were revised to the following: severance of $13 million; contractual policy obligations of $43 million; office lease terminations of $16 million; furniture, equipment and capitalized software write-downs of $10 million; and a reserve for litigation and credit issues related to terminated producers of $18 million. Severance costs were less than originally estimated due to the employment of certain TIG associates by third party service providers. The reduction in severance was effectively offset by increased costs for contractual policy obligations associated with outsourcing contracts. The revised estimates for leases, asset write-downs, and producer credit issues reflect minor adjustments to original assumptions based on activity through June 30, 1997.

                               TIG HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     For the Six Months Ended June 30, 1997
                                   (unaudited)

================================================================================

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

On January 11, 1994, a Los Angeles County Superior Court jury returned a verdict of $28 million for punitive damages against TIG Insurance Company ("TIC") in Talbot Partners v. Cates Construction, Inc. and TIC (the "Talbot Case"). The award arose out of TIC's handling of a surety bond claim on a construction project. On March 28, 1997, the California Court of Appeal reduced the trial court's punitive damage award to $15 million. On July 23, 1997, the California Supreme Court granted TIC's petition to review the Court of Appeal's decision. Management believes that the ultimate liability arising from the Talbot Case will not materially impact consolidated operating results.


================================================================================
NOTE E.  STATEMENT OF FINANCIAL ACCOUNTING STANDARDS 128
         "EARNINGS PER SHARE"
--------------------------------------------------------------------------------

In February 1997, the Financial Accounting Standards Board issued Statement 128 "Earnings per Share" ("Statement 128"), which established a new calculation for earnings per share showing both the "Basic" and "Diluted" earnings per share effective for periods ending after December 15, 1997. Basic earnings per share will be calculated using only weighted average shares outstanding with no dilutive impact from common stock equivalents while the diluted earnings per share calculation is similar to the current fully diluted earnings per share calculation. All prior period earnings per share will be restated to be consistent with the new requirements. If earnings per share had been calculated in accordance with Statement 128, the basic earnings per share for second quarter 1997 and 1996 would have been $0.74 and $0.58, respectively, and the first six months of 1997 and 1996 would have been $1.41 and $0.03, respectively. The diluted earnings per share according to Statement 128 for second quarter 1997 and 1996 would have been $0.70 and $0.55, respectively, and for the first six months of 1997 and 1996 would have been $1.33 and $0.03, respectively.

                               TIG HOLDINGS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

================================================================================
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

The following discussion provides management's assessment of financial results for the three and six months ended June 30, 1997 as compared to the three and six months ended June 30, 1996 and material changes in financial position from December 31, 1996 to June 30, 1997 for TIG Holdings, Inc. ("TIG Holdings") and its subsidiaries (collectively "TIG" or the "Company"). The analysis focuses on the performance of TIG's three major operating divisions, Reinsurance,
Commercial Specialty and Retail, and its investment portfolio and presents management's expectations for the near future. Lines of business that have been de-emphasized ("Other Lines") are discussed at Item 2.5. This discussion updates the "Management's Discussion and Analysis" in the 1996 Annual Report to Shareholders and should be read in conjunction therewith. Key industry terms that appear in the Management's Discussion and Analysis and elsewhere in this document are defined at Item 2.10 - Glossary. Certain reclassifications of prior years' amounts have been made to conform with the 1997 presentation.

Statements contained in the Management's Discussion and Analysis, and elsewhere in this document which are based on management's projections, estimates and assumptions are forward-looking statements. Management would like to caution readers regarding its forward-looking statements (see Item 2.9 - Forward-Looking Statements).

================================================================================
2.1   CONSOLIDATED RESULTS
--------------------------------------------------------------------------------

OVERVIEW. Results of operations for the three and six months ended June 30, 1997 and 1996 are presented below:

                                                         Three Months                        Six Months
                                                        Ended June 30,                     Ended June 30,
                                                  ---------------------------        ---------------------------
(In millions)                                         1997          1996                 1997          1996
=============================================================================        ===========================
Gross premium written                                 $464          $467                 $933          $975
------------------------------------------------- ------------- -------------        ------------- -------------
Net premium written                                   $380          $383                 $769          $787
------------------------------------------------- ------------- -------------        ------------- -------------
Net premium earned                                    $358          $389                 $711          $775

Less:  Net loss and LAE incurred                       250           281                  502           587
       Commission expense                               70            75                  137           149
       Premium related expense                          10            13                   21            28
       Other underwriting expense                       32            27                   64            60
------------------------------------------------- ------------- -------------        ------------- -------------
       Underwriting loss                                (4)           (7)                 (13)          (49)

Net investment income                                   73            73                  148           143
Net realized investment gain (loss)                      4            (5)                   5            (5)
Corporate expenses                                      11             10                  19            18
Interest expense                                         5              2                  10             4
Restructuring charges                                    -             -                    -           100
------------------------------------------------- ------------- -------------        ------------- -------------
Income (loss) before tax  (expense) benefit             57            49                  111           (33)
Income tax (expense) benefit                           (18)          (15)                 (36)           36
------------------------------------------------- ------------- -------------        ------------- -------------

Net income                                             $39           $34                  $75            $3
================================================= ============= =============        ============= =============
Income excluding investment gains (losses)
     and restructuring charges                         $36           $37                  $72           $71
================================================= ============= =============        ============= =============

                               TIG HOLDINGS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

Net income of $39 million for second quarter 1997 increased 14.7% over 1996 primarily due to an approximate $6 million increase in after-tax realized investment gains. Income excluding investment gains and losses decreased slightly as improved underwriting results were offset by increased interest expense. In January 1997, $125 million of mandatory redeemable capital securities were issued (See Note B to the Condensed Consolidated Financial Statements), the proceeds of which are be using for general corporate purposes, which includes repurchases of TIG Holding's common stock.

Net income for the first six months of 1997 increased by $72 million over 1996 due to restructuring charges of $100 million ($65 million after tax) recorded in 1996 in connection with the reorganization of commercial operations and the decision to exit certain underperforming programs. Income excluding restructuring charges and investment gains and losses increased slightly. Underwriting loss decreased by $36 million in the first six months of 1997 as compared to 1996 due to reserve strengthening of $31 million recorded in Other Lines in first quarter 1996. The impact of reserve strengthening on 1996 results was offset by a deferred tax benefit also recorded in first quarter 1996. For additional information regarding first quarter 1996 restructuring charges, reserve strengthening and income tax benefit, see Note C to the Condensed Consolidated Financial Statements. Net investment income increased by 3.5% in the first six months of 1997 over 1996 primarily as a result of the Company's efforts in 1996 to dispose of tax-exempt municipal bonds and certain other lower yielding securities in favor of higher yielding corporate bonds and mortgage-backed securities. Interest expense increased due to the aforementioned issuance of $125 million in mandatory redeemable capital securities in January 1997.

PREMIUM. Overall market conditions remain extremely competitive in 1997. Oversupply of capital in the insurance industry has resulted in significant downward pricing pressure, making it increasingly difficult for TIG to write business which meets its profitability standards. TIG's marketing focus for all divisions is to develop program business which caters to market niches. The following table summarizes net premium written ("NPW") by division:

                                            Three Months                                 Six Months
                                           Ended June 30,                              Ended June 30,
                                -------------------------------------       -------------------------------------
                                      1997               1996                     1997               1996
                                -------------------------------------       -------------------------------------
    (In millions)                 NPW       %        NPW        %             NPW       %        NPW        %
    =================================================================       =====================================
    Reinsurance                   $139     36%      $145       38%           $284       37%      $282       36%
    Commercial Specialty           136     36%       107       28%            272       35%       216       27%
    Retail                         110     29%        88       23%            210       27%       178       23%
    Other Lines                     (5)    (1)%       43       11%              3        1%       111       14%
    --------------------------- -------- --------- --------- --------       -------- --------- --------- --------
        Net premium written       $380    100%      $383      100%           $769      100%      $787      100%
    =========================== ================== ==================       ================== ==================


                               TIG HOLDINGS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
================================================================================

Second quarter 1997 premiums were relatively flat compared to 1996; however, the Company's on-going operating divisions had premium growth of $45 million, or 13.2%. Growth in Commercial Specialty premium resulted from new business in the Workers' Compensation and Primary Casualty units as discussed at Item 2.3. Growth in Retail premium was driven by the Non-standard Auto unit as well as production from the new Alternative Distribution unit as discussed at Item 2.4. The premium growth in on-going operating divisions was more than offset by a $48 million decline in other lines premium as a result of the Company's on-going efforts to non-renew Other Lines business.

UNDERWRITING RESULTS. The following table presents the components of the Company's statutory combined ratio:


                                                  Three Months                               Six Months
                                                 Ended June 30,                            Ended June 30,
                                      ----------------------------------        ----------------------------------
    Statutory ratios                       1997             1996                     1997             1996
    ====================================================================        ================= ================
    Loss and LAE                            69.7             72.4                     70.6              75.7
    -------------------------------- ----------------- ----------------        ----------------- ----------------
    Commission expense                      19.4             20.2                     19.2              19.8
    Premium related expense                  2.7              3.2                      2.8               3.3
    Other underwriting expense               8.8              6.4                      8.4               7.0
    -------------------------------- ----------------- ----------------        ----------------- ----------------
         Total underwriting expense         30.9             29.8                     30.4              30.1
    Policyholder dividends ratio             0.9              0.7                      1.1               1.1
    -------------------------------- ----------------- ----------------        ----------------- ----------------
             Combined ratio                101.5            102.9                    102.1             106.9
    ================================ ================= =================        ================= ================

The combined ratio for both the second quarter and first six months of 1997 improved over 1996. Factors positively impacting 1997 were lower catastrophe and property loss activity, reduced commission structures in the Reinsurance and Retail division, and premium tax refunds. However, the other underwriting expense ratio increased substantially due primarily to start up costs incurred by all ongoing operating divisions for program development. For the six months ended June 30, 1996, the consolidated loss and LAE ratios were increased by 4.0 percentage points due to reserve strengthening of $31 million recorded in first quarter 1996 for Other Lines.

                               TIG HOLDINGS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
================================================================================
2.2  REINSURANCE
--------------------------------------------------------------------------------

TIG's reinsurance operations are conducted through TIG Reinsurance Company ("TIG Re") which is based in Stamford, Connecticut. TIG Re operates through eight business units which employ similar underwriting principles but serve differing market needs: Specialty Casualty, Traditional Treaty, London Branch, a Lloyd's Syndicate, Reverse Flow, Specialty Property, Finite Reinsurance and Facultative. Specialty Casualty emphasizes general liability and professional liability lines. TIG Re is often a lead underwriter in these transactions which are usually structured on an excess-of-loss basis. Traditional Treaty reinsures "standard" property/casualty business. The London Branch focuses on worldwide property exposures, with casualty underwriting having been introduced in late 1996, while a fully integrated Lloyd's vehicle was introduced in December 1996. Reverse Flow business is characterized by the construction of an insurance program focused around appropriate specialist-underwriters at TIG Re. Specialty Property covers both domestic and international exposures. Finite Reinsurance provides clients with integrated underwriting approaches to control the volatility of financial results over time. In late 1996, TIG Re opened nine facultative offices which currently offer casualty risks, writing both single risk and automatic facility business.

PREMIUM. The following table summarizes TIG Re's premium production:

                                             Three Months                                 Six Months
                                            Ended June 30,                              Ended June 30,
                                 --------------------------------------      --------------------------------------
                                        1997               1996                     1997               1996
                                 ======================================      ======================================
    (In millions)                  NPW        %        NPW       %             NPW        %        NPW       %
   ====================================================================      ======================================
    Specialty Casualty             $54       39%      $ 94       65%           $112      39%       $185      66%
    Traditional Treaty              23       17%        15       10%             40      14%         23       8%
    London Branch & Lloyd's         22       16%         6        4%             42      15%         14       5%
    Reverse Flow                    12        8%        11        8%             29      10%         20       7%
    Specialty Property              15       11%        16       11%             26       9%         28      10%
    Finite                           7        5%         3        2%             24       9%         12       4%
    Facultative                      6        4%         -        -%             11       4%          -       -%
    ---------------------------- --------- --------- -------- ---------      --------- --------- -------- ---------
         Net premium written      $139      100%      $145      100%           $284     100%       $282     100%
    ---------------------------- --------- --------- -------- ---------      --------- --------- -------- ---------
         Gross premium written    $156                $147                     $312                $295
    ============================ ========= ========= ======== =========      ========= ========= ======== =========

                               TIG HOLDINGS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

================================================================================

Gross premium written increased by approximately 6% for both the second quarter and first six months of 1997 as compared to 1996 as new business written more than offset the non-renewal of several significant treaties. The majority of new business is attributable to production in marketing segments established during the past two years such as London Branch, a Lloyd's syndicate, Reverse Flow, Finite and Facultative. In response to highly competitive market conditions in its core Specialty Casualty market, TIG Re has focused on the development of new distribution channels. However, the increase in aggregate reinsurance cessions resulted in decreased premium retention. Net premium written declined by 4% for second quarter 1997 and increased by less than 1% for the first six months of 1997.

Approximately 75% of business eligible for renewal for the first six months of 1997 was retained as compared to 85% for 1996. The decline is primarily attributable to the non-renewal of two significant Specialty Casualty programs as a result of re-underwriting initiatives instituted by TIG Re in response to soft market conditions and re-evaluations of current treaty profitability.
Furthermore, one other Specialty Casualty program was renewed at a reduced participation in 1997, and one Reverse Flow program has been canceled with an effective date of January 1, 1998. Net premium related to these four programs was $6 million and $13 million for the second quarter and the first six months of 1997, respectively, as compared to $27 million and $58 million for the corresponding 1996 periods.

UNDERWRITING RESULTS. The following table summarizes TIG Re's underwriting results:

                                                            Three Months                        Six Months
                                                            Ended June 30,                     Ended June 30,
                                                    ---------------------------        ---------------------------
     (In millions)                                      1997          1996                 1997          1996
     ==========================================================================        ===========================
     Net premium earned                                $119          $136                 $248           $265
     Less:
         Net loss and LAE incurred                       84            98                  179            191
         Commission expense                              28            34                   57             67
         Other underwriting expense                      11             6                   21             12
     ---------------------------------------------- ------------- -------------        ------------- -------------
                  Underwriting loss                     $(4)          $(2)                 $(9)          $(5)
     ---------------------------------------------- ------------- -------------        ------------- -------------

     Statutory ratios
     ---------------------------------------------- ------------- -------------        ------------- -------------
     Loss and LAE                                        70.9           72.1                 72.4          71.9
     Commission                                          23.0           25.5                 22.9          25.5
     Other underwriting                                   7.6            4.3                  7.2           4.5
     ---------------------------------------------- ------------- -------------        ------------- -------------
                  Combined ratio                        101.5          101.9                102.5         101.9
     ============================================== ============= =============        ============= =============

Start up costs for TIG Re's facultative reinsurance unit, established in late 1996, are principally responsible for the increase in other underwriting expense and underwriting loss for both second quarter 1997 and the first six months of 1997 as compared to 1996. In addition to facultative start-up costs, overall premium growth has been slower than anticipated due to soft market conditions, resulting in a 2.7 percentage point increase in TIG Re's other underwriting expense ratio for the first six months of 1997 as compared to 1996.

TIG Re's loss and LAE ratio improved by 1.2 percentage points in the second quarter of 1997 as compared to second quarter 1996 due to the non-renewal of underperforming treaties and decreased premium retention. However, the loss and LAE ratio for the first six months of 1997 increased by .5 percentage points, reflecting the change in TIG Re's mix of business away from excess-of-loss Specialty Casualty programs which comprised 27% of business for year-to-date 1997 as compared to 47% for year-to-date 1996. TIG Re's recent growth has been in pro rata treaties and property programs. Due to the recent change in mix of business, loss ratios are somewhat higher and commission rates lower than TIG Re's historical book. Pro rata business accounted for 47% of premium written for the first six months of 1997 as compared to 40% for 1996. Property risks accounted for 26% of premium written for the first six months of 1997 as compared to 22% for 1996. (See also Item 2.7 - Reserves).

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

PREMIUM. Net premium written increased by 27% for the second quarter of 1997 and 26% for the first six months of 1997 as compared to the corresponding 1996 periods. This growth was derived primarily from the Workers' Compensation and Primary Casualty units. Workers' Compensation premium increased while Primary Casualty premium growth was attributable to new construction business. For the first six months of 1997, Lloyd's Syndicates production was also a significant contributor to premium growth. In December 1996, TIG acquired a majority interest in a Lloyd's agency which manages three syndicates and established a corporate name with an approximate 20% share of the managed syndicates' stamp capacity. As the majority of syndicate business renews in the first quarter, syndicate premium will not significantly impact the remainder of 1997. The following table summarizes Commercial Specialty net premium written by business unit:

                                             Three Months                                 Six Months
                                            Ended June 30,                              Ended June 30,
                                 --------------------------------------      --------------------------------------
                                        1997               1996                     1997               1996
                                 ======================================      ======================================
    (In millions)                  NPW         %        NPW       %             NPW        %        NPW       %
    ===================================================================      ======================================
    Workers'  Compensation           $54       40%     $39         36%         $107         39%    $96        44%
    Sports and Leisure                48       35%      49         46%           86         32%     79        37%
    Primary Casualty                  23       17%      14         13%           40         15%     30        14%
    Lloyd's Syndicates                 4        3%       -         -             24          9%      -         -
    Excess Casualty                    7        5%       5          5%           15          5%     11         5%
    ---------------------------- --------- --------- -------- ---------      --------- --------- -------- ---------
         Net premium written        $136      100%    $107        100%         $272        100%   $216       100%
    ---------------------------- --------- --------- -------- ---------      --------- --------- -------- ---------
         Gross premium written      $170              $137                     $348               $281
    ============================ ========= ========= ======== =========      ========= ========= ======== =========


                               TIG HOLDINGS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

UNDERWRITING   RESULTS.   Underwriting  results  for  Commercial  Specialty  are
presented below:

                                                             Three Months                        Six Months
                                                            Ended June 30,                     Ended June 30,
                                                    ---------------------------        ---------------------------
     (In millions)                                      1997          1996                 1997          1996
     =========================================================================         ===========================
     Net premium earned                                $120          $100                 $224           $193
     Less:
          Net loss and LAE incurred                      83            70                  155            136
          Commission expense                             22            18                   40             35
          Premium related expense                         5             5                   10             10
          Other underwriting expense                     13             8                   23             15
          Policyholder dividends incurred                 1             1                    3             2
     ---------------------------------------------- ------------- -------------        ------------- -------------
              Underwriting (loss)                       $(4)          $(2)                 $(7)          $(5)
     ---------------------------------------------- ------------- -------------        ------------- -------------

     STATUTORY RATIOS
     ---------------------------------------------- ------------- -------------        ------------- -------------
     Loss and LAE                                       69.2          70.0                69.3           70.3
     Commission                                         18.9          18.0                18.3           18.3
     Premium related                                     3.7           4.5                 3.7            4.7
     Other underwriting                                  9.7           7.4                 9.0            7.0
     Policyholder dividends                              2.6           2.5                 3.0            4.1
     ---------------------------------------------- ------------- -------------        ------------- -------------
              Combined ratio                           104.1         102.4               103.3          104.4
     ============================================== ============= =============        ============= =============

COMMERCIAL SPECIALTY'S underwriting loss increased by $2 million for both the second quarter and first six months of 1997 as compared to 1996 due to increased other underwriting expenses primarily attributable to new program start up costs. A decline in the loss and LAE ratio for both the second quarter and first six months of 1997 is attributable to decreased property losses compared to the 1996 periods. The commission ratio increased in second quarter 1997 due to higher commission rates paid for a major Workers' Compensation program. The premium related ratio decreased for both the second quarter and first six months of 1997 due to the receipt of premium tax refunds.

                               TIG HOLDINGS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

================================================================================
2.4  RETAIL
--------------------------------------------------------------------------------

The Retail division provides personal lines and small business insurance products through four main business units: Independent Agents, Non-standard Auto, Alternative Distribution and Small Business. Independent Agents based in Battle Creek, Michigan, markets principally standard personal auto and homeowners coverages through approximately 400 active independent agents focused in ten core states. Non-standard Auto provides auto physical damage and liability coverages to higher risk insureds principally through managing general agents. Alternative Distribution markets personal lines insurance through non-traditional channels, such as direct marketing, group and affiliation marketing, and electronic commerce. Small Business provides commercial property, liability, and auto coverages to small business owners through independent agents, primarily in Hawaii, Arizona and California.

PREMIUM. Retail net premium written increased by approximately 25% and 18% for the second quarter and first six months of 1997, respectively, as compared to the corresponding 1996 periods. Premium growth for second quarter 1997 was driven by the Non-Standard Auto unit and resulted primarily from increased production in California and Texas. The Alternative Distribution unit recently commenced operations generating $6 million and $7 million of production in the second quarter and first six months of 1997,respectively. The increasing production is attributable to additional sales staff and licensing in additional states. Independent Agents premium increased by approximately 9% in second quarter 1997 as compared to 1996 due primarily to new automobile business in core state. However, the Company re-evaluated its relationship with certain agents and identified underperforming business which had aggregate net premium written of approximately $24 million and $52 million for the second quarter and first six months of 1997, respectively, as compared to $28 million and $57 million for the corresponding 1996 periods. TIG does not intend to renew this underperforming business over the next several years.

                                             Three Months                                 Six Months
                                            Ended June 30,                              Ended June 30,
                                 --------------------------------------      --------------------------------------
                                        1997               1996                     1997               1996
                                 ======================================      ======================================
    (In millions)                  NPW        %        NPW       %             NPW        %        NPW       %
    ===============================================================================================================

    Independent Agents               $71        65%    $65       74%         $142         68%     $131      73%
    Non-standard Auto                 18        16%      9       10%           29         14%       17      10%
    Alternative Distributions          6         6%      -        -             7          3%        -       -
    Small Business                    15        13%     14       16%           32         15%       30      17%
    ---------------------------- --------- --------- -------- ---------    --------- --------- -------- -----------
         Net premium written        $110       100%    $88      100%         $210        100%     $178     100%
    ---------------------------- --------- --------- -------- ---------    --------- --------- -------- -----------
         Gross premium written      $121               $99                   $229                 $201
    ============================ ========= ========= ======== =========    ========= ========= ======== ===========


                               TIG HOLDINGS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

================================================================================

UNDERWRITING RESULTS.   Underwriting results for Retail are presented below:

                                                             Three Months                        Six Months
                                                            Ended June 30,                     Ended June 30,
                                                    ---------------------------        ---------------------------
     (In millions)                                      1997          1996                 1997          1996
     =============================================================================================================
     Net premium earned                                $107           $87                 $206           $172
     Less:
           Net loss and LAE incurred                     75            62                  146            122
           Commission expense                            17            14                   32             27
           Premium related expense                        3             4                    8              9
           Other underwriting expense                     8             8                   17             16
     ---------------------------------------------- ------------- -------------        ------------- -------------
             Underwriting gain (loss)                    $4           $(1)                  $3            $(2)
     ---------------------------------------------- ------------- -------------        ------------- -------------

     Statutory ratios
     ---------------------------------------------- ------------- -------------        ------------- -------------
     Loss and LAE                                       69.9          71.7                70.7           71.1
     Commission                                         15.1          15.7                15.2           16.1
     Premium related                                     3.4           4.4                 4.0            4.7
     Other underwriting                                  9.2           8.7                 9.3            8.9
     ---------------------------------------------- ------------- -------------        ------------- -------------
             Combined ratio                             97.6         100.5                99.2          100.8
     ---------------------------------------------- ------------- -------------        ------------- -------------
             Combined ratio excluding catastrophes      97.2          98.8                98.0           98.0
     ============================================== ============= =============        ============= =============

The improvement in Retail's underwriting results for the second quarter and the first six months of 1997 as compared to 1996 is primarily due to decreased property and catastrophe losses incurred during the second quarter of 1997. Catastrophe losses contributed 0.4 percentage points to Retail's loss and LAE ratio for the second quarter of 1997 as compared to 1.7 percentage points for the second quarter of 1996. A general reduction in commission rates by the Independent Agents unit and premium tax refunds also contributed to the improvement in Retail's 1997 results.

================================================================================
2.5  OTHER LINES
--------------------------------------------------------------------------------

Other Lines principally includes commercial products which have been placed in run-off due to the failure to meet profitability standards. Approximately 95% of this business was placed in run-off in the first quarter of 1996. Most premium written in run-off programs after the "exit date" represents contractually required renewals. Net premium written in the second quarter of 1997 was negative due to a $14 million premium cession connection with the finalization of a quota share reinsurance arrangement with respect to certain Excess and Surplus lines business. Non-renewal of Other Lines business has generally progressed at a faster rate than originally expected by management. Costs to administer required renewals were accrued through a $100 million restructure charge and loss and LAE reserves for Other Lines were increased by $31 million during first quarter 1996 (See Note C. to Condensed Consolidated Financial Statements). Underwriting results for Other Lines are presented below:

                                                             Three Months                        Six Months
                                                            Ended June 30,                     Ended June 30,
                                                    ---------------------------        ---------------------------
     (In millions)                                      1997          1996                 1997          1996
     ==============================================================================================================
     Gross premium written                              $17           $84                  $44           $198
     ---------------------------------------------- ------------- -------------        ------------- -------------
     Net premium written                               $(5)           $43                 $  3           $111
     ---------------------------------------------- ------------- -------------        ------------- -------------
     Net premium earned                                 $12           $66                  $33           $145
     Less:
          Net loss and LAE incurred                       8            51                   22            138
          Commission expense                              3             9                    8             20
          Premium related expense                         1             4                    2              9
          Other underwriting expense                      -             4                    1             15
     ---------------------------------------------- ------------- -------------        ------------- -------------
            Underwriting  (loss)                         $-           $(2)                  $-           $(37)
     ============================================== ============= =============        ============= =============

                               TIG HOLDINGS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

================================================================================
2.6  INVESTMENTS
--------------------------------------------------------------------------------

INVESTMENT MIX. TIG's ongoing investment strategies strive to provide the Company with a balance of liquidity and return, within corporate credit guidelines and regulatory restrictions. The following chart summarizes TIG's investment portfolio by investment type:

                                                  June 30, 1997                        December 31, 1996
                                           -----------------------------          -----------------------------
                                              Market       % of Market               Market       % of Market
     (In millions)                             Value        Portfolio                Value         Portfolio
     ===========================================================================================================
     Corporate and other bonds                $1,302           30.1%                $1,242             29.3%
     U.S. government bonds                     1,111           25.6%                 1,070             25.3%
     Mortgage-backed securities                1,092           25.8%                 1,210             28.6%
     Municipal bonds                             646           14.5%                   535             12.6%
     ------------------------------------- -------------- --------------         --------------- ---------------
     Total fixed maturity investments          4,151           96.0%                 4,057             95.8%
     Short-term investments                      150            3.5%                   139              3.3%
     Other investments                            24            0.5%                    37              0.9%
     ------------------------------------- -------------- --------------         --------------- ---------------
     Total invested assets                    $4,325          100.0%                $4,233            100.0%
     ===================================== ============== ==============         =============== ===============

The portfolio gross book yield at June 30, 1997 was 7.4%, as compared to 7.5% at December 31, 1996, primarily as a result of an increase in tax preferred bonds.

Just over one-fourth of TIG's portfolio consists of mortgage-backed securities ("MBS"). AAA rated United States federal government agency mortgages now represent approximately 92% of TIG's exposure to MBS. A risk inherent in MBS is prepayment risk related to interest rate volatility. The underlying mortgages may be repaid earlier or later than originally anticipated, depending on the repayment and refinancing activity of the underlying homeowners. Should this occur, TIG would receive paydowns on the principal amount which may have been purchased at a premium or discount and TIG's investment income would be affected by any adjustments to amortization resulting from the prepayments. TIG's consolidated financial results have not been materially impacted by prepayments of MBS. Additionally, interest rate volatility can affect the market value of MBS. All MBS held in the portfolio can be traded in the public market.

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

No futures contracts positions were open at June 30, 1997, or December 31, 1996. There were $14 million notional face amount of interest rate swaps at June 30, 1997, unchanged from December 31, 1996. Total derivative positions were approximately $80 million, representing 1.85% of the total investment asset holdings at June 30, 1997 as compared to $85 million at December 31, 1996. All TIG derivative financial instruments were with financial institutions rated "A" or better by one or more of the major credit rating agencies.

                               TIG HOLDINGS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

================================================================================

INVESTMENT LIFE AND DURATION. TIG's objective is to maintain the weighted average life of its investment portfolio between 8 and 11 years and the weighted average duration between 4 and 7 years. At June 30, 1997, the weighted average life of TIG's investment portfolio was 8.1 years compared to 10.3 years at December 31, 1996. At June 30, 1997, the weighted average duration of TIG's investment portfolio was 5.2 years compared to 5.6 years at December 31, 1996.


INVESTMENTS IN TBA'S. TIG routinely enters into commitments to purchase securities on a "To Be Announced" ("TBA") basis for which the interest rate risk remains with TIG until the date of delivery and payment. Delivery and payment of securities purchased on a TBA basis can take place a month or more after the date of the transaction. These securities are subject to market fluctuations during this period and it is the Company's policy to recognize any gains and losses only when they are realized. TIG currently maintains cash and short-term investments with a fair value exceeding the amount of its TBA purchase commitments. At June 30, 1997, the TBA purchase commitments amounted to $96.1 million and had a fair value of $96.5 million compared to TBA commitments of $46.3 million and a fair value of $45.9 million at December 31, 1996.

UNREALIZED GAINS. Net pre-tax unrealized gains decreased by $4 million during the first six months of 1997 due to a rise in market interest rates. As of June 30, 1997, the aggregate net unrealized gain on TIG's investment portfolio was $77 million. The following is a summary of net unrealized gains (losses) by type of security:

      (In millions)                                   June 30, 1997       December 31, 1996       Change
      =======================================================================================================
      Municipal bonds                                      $32                   $33               $(1)
      Mortgage-backed securities                            (5)                   (9)                4
      US government bonds                                   24                    32                (8)
      Corporate and other bonds                             22                    25                (3)
      Other investments                                      4                     -                 4
      -------------------------------------------- --------------------- --------------------- --------------
             Net unrealized gains                          $77                   $81               $(4)
      ============================================ ===================== ===================== ==============

INVESTMENT INCOME. The following table displays the components of TIG's investment income and mean after-tax investment yields. The yields include interest earned and exclude realized investment gains and losses. These yields are computed using the average of the end of the month asset balances during the period.

                                                       Three Months                      Six Months
                                                      Ended June 30,                   Ended June 30,
                                                ---------------------------      ---------------------------
      (In millions)                                 1997          1996               1997          1996
      ======================================================================================================
      Fixed maturity investments:
             Taxable                                 $68          $65                $137           $128
             Tax-exempt                                8            8                  15             18
      Short-term and other investments                 1            2                   3              4
      ----------------------------------------- ------------- -------------      ------------- -------------
      Total gross investment income                   77           75                 155            150
      Investment expenses, interest and other        (4)          (2)                 (7)            (7)
      ----------------------------------------- ------------- -------------      ------------- -------------
      Total net investment income                    $73          $73                $148           $143
      ----------------------------------------- ------------- -------------      ------------- -------------
      After-tax net investment yield                4.53%          4.55%              4.55%         4.47%
      ========================================= ============= =============      ============= =============

                               TIG HOLDINGS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

================================================================================

INVESTMENT QUALITY. The table below shows the rating distribution of TIG's fixed maturity portfolio:

                                                        June 30, 1997                 December 31, 1996
                                                ---------------------------       ---------------------------
                                                   Market         % of               Market         % of
     Standard & Poor's/Moody's                     Value       Portfolio             Value       Portfolio
     ========================================================================================================
     (In millions)
     AAA/Aaa                                      $2,890          69.6%              $2,787         68.7%
     AA/Aa                                           212           5.1%                 194          4.8%
     A/A                                             270           6.5%                 329          8.1%
     BBB/Baa                                         282           6.8%                 232          5.7%
     Below BBB/Baa                                   497          12.0%                 515         12.7%
     ------------------------------------------ ------------- -------------       ------------- -------------
     Total fixed maturity investments             $4,151         100.0%              $4,057        100.0%
     ========================================== ============= =============       ============= =============

TIG minimizes the credit risk of its fixed maturity portfolio by investing primarily in investment grade securities; however, management has authorized the purchase of up to $700 million in high yield, less than investment grade securities. The Company's high yield portfolio is comprised of bonds whose issuers are subjected to rigorous credit analysis, including tests of prospective profitability, liquidity, leverage, and interest coverage. This analysis is updated regularly as financial results are released, and bonds are constantly evaluated for their value.

The information on credit quality in the preceding table is based upon the higher of the rating assigned to each issue of fixed income securities by either Standard & Poor's or Moody's. Where neither Standard & Poor's nor Moody's has assigned a rating to a particular fixed maturity issue, classification is based on 1) ratings available from other recognized rating services, 2) ratings assigned by the National Association of Insurance Commissioners Securities Valuation Office (the "SVO"), or 3) an internal assessment of the characteristics of the individual security, if no other rating is available.

The SVO assigns bond ratings for most publicly held bonds. The SVO ratings are used by insurers when preparing their annual statutory financial statements. State departments of insurance use the bond rating data when attempting to determine whether an insurer's holdings are sound. Investments must fit within certain regulatory guidelines of an insurer's domicilary state in order for an insurer to be licensed to do business in that state. The SVO ratings range from "1" to "6", with "1" and "2" being the higher quality, "3" being medium grade, and "4" through "6" being lower grade obligations. As of June 30, 1997 and December 31, 1996, approximately 87% of TIG's portfolio, measured on a statutory carrying value basis, was invested in securities rated as "1" or "2".

                               TIG HOLDINGS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

================================================================================
2.7  RESERVES
--------------------------------------------------------------------------------

TIG maintains reserves to cover its estimated ultimate liability for losses and loss adjustment expenses ("LAE") with respect to reported and unreported claims. TIG's reserves for losses and LAE totaled $3,684 million and $3,760 million at June 30, 1997 and December 31, 1996, respectively. The process of estimating loss and LAE reserves involves the active participation of an experienced actuarial staff with input from underwriting, claims, reinsurance, financial and legal departments. Management, using the advice of loss reserve specialists, makes a judgment as to the appropriate amount to record in the financial statements. Because reserves are estimates of ultimate losses and LAE, management monitors reserve adequacy over time, evaluating new information as it becomes known and adjusting reserves, as necessary. Such adjustments are reflected in current operations.

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

TIG's   reserves   include  an  estimate  of  TIG's   ultimate   liability   for
asbestos-related  matters,   environmental  pollution,  toxic  tort  and  other
non-sudden and accidental claims for which ultimate values cannot be estimated using traditional reserving techniques. TIG's "environmental" loss and LAE reserves totaled $36 million and $39 million at June 30, 1997 and December 31, 1996, respectively. TIG's environmental claims activity is predominately from hazardous waste and pollution-related claims rising from commercial insurance policies written prior to 1985. In connection with TIG's initial public offering in April 1993, an affiliate of TIG's former parent, Transamerica Corporation, agreed to pay 75% of up to $119 million of reserve development and newly reported claims, up to a maximum reimbursement of $89 million, on policies written prior to January 1, 1993, with respect to certain environmental claims involving paid losses and certain LAE in excess of TIG's environmental loss and LAE reserves at December 31, 1992. At June 30, 1997, the Transamerica affiliate had incurred no liability under this agreement.

During second quarter 1997 TIG completed a study of company-wide loss reserves based on year-end 1996 data. The study indicated that the Company's reserve position net of available reinsurance coverage continues to be adequate. TIG will continue to monitor its reserve position and periodically conduct thorough loss reserve reviews. Management considers many factors when setting reserves, including: (i) current legal intrepretations of coverage and liability; (ii) economic conditions; and (iii) internal methodologies which analyze TIG's experience with similar cases, information from ceding companies and histroical trends, such as reserving patterns, loss payments, pending levels of unpaid claims and product mix. Based on these considerations, management believes that adequate provision has been made for TIG loss and LAE reserves. Actual losses and LAE paid may deviate, perhaps substantially, from such reserves.

                               TIG HOLDINGS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

================================================================================
2.8  LIQUIDITY AND CAPITAL RESOURCES
--------------------------------------------------------------------------------

Liquidity is a measure of an entity's ability to secure enough cash to meet its contractual obligations and operating needs. TIG requires cash primarily to pay policyholders' claims, operating expenses, and interest expenses. Generally, premium is collected months or years before claims are paid under the policies purchased by the premium. These funds are used first to pay current claims and expenses. The balance is invested in securities to augment the investment income generated by the existing portfolio. Historically, TIG has had, and expects to continue to have, more than sufficient funds to pay claims, operating expenses and interest expenses.

CASH FLOW FROM OPERATING ACTIVITIES. The following table summarizes the significant components of cash flow from operations:

                                                   Three Months                            Six Months
                                                  Ended June 30,                         Ended June 30,
                                            ----------------------------           ---------------------------
      (In millions)                             1997          1996                     1997          1996
      ========================================================================================================
      Reinsurance operations                    $40             $27                    $69           $88
      Primary operations and corporate           25             (17)                    36           (16)
      ------------------------------------- ------------- --------------           ------------- -------------
      On-going operations                        65              10                    105            72
      Run-off (Other Lines operations)          (82)            (60)                  (118)          (72)
      ------------------------------------- ------------- --------------           ------------- -------------
               Total                           $(17)           $(50)                  $(13)          $ -
      ===================================== ============= ==============           ============= =============

The increase in ongoing operations cash flow for second quarter and first six months 1997 as compared to 1996 is principally attributable to premium growth partially offset by a corresponding increase in paid losses. Primary operations and corporate cash flow was negative for 1996 due to timing of loss payments and reinsurance recoverable collections. Run-off cash outflow has increased during 1997 due to the planned decline in run-off premium production. Net premium written for run-off lines was $3 million for the first six months of 1997 as compared to $111 million for 1996. As of June 30, 1997, loss and LAE reserves for run-off business, net of reinsurance, were approximately $412 million, 90% of which are expected to be paid within the next 5 years.

RESTRICTIONS ON DIVIDENDS FROM INSURANCE SUBSIDIARIES. The maximum amount of shareholders dividends which the insurance subsidiaries can pay to TIG Holdings is limited to the greater of (i) 10% of statutory surplus as of the end of the preceding year or (ii) the statutory net income for the preceding year except that such amount may not exceed earned surplus. Accordingly, the maximum dividend payout to TIG Holdings from its subsidiaries that can be made without regulatory approval during 1997 is $155 million. TIG Holdings received $60 million in dividends from its insurance subsidiaries in the first six months of 1997, as compared to $50 million for the first six months of 1996. Aggregate investments and cash at TIG Holdings were $54 million at June 30, 1997, compared to $40 million at December 31, 1996.

NOTES PAYABLE. In December 1995, TIG Holdings established an unsecured revolving line of credit with maximum borrowings of $250 million. At June 30, 1997, TIG had no outstanding borrowings under this facility. In 1995, TIG Insurance Company entered into a five-year $50 million credit facility of which approximately $26 million was outstanding as of June 30, 1997 and $25 million was outstanding as of December 31, 1996. The facility is a direct financing arrangement with a third-party related to the sale leaseback of certain fixed assets. In addition, TIG Holdings had $98 million of 8.125% notes payable maturing in 2005 outstanding at June 30, 1997 and December 31, 1996.

In January 1997, TIG Capital Trust I, a statutory business trust created under Delaware law as a trust subsidiary of TIG Holdings, completed a private offering of $125 million of 8.597% capital securities. TIG Holdings issued $128.75 million in 8.597% Junior Subordinated Debentures to TIG Capital Trust I (including approximately $3.75 million with respect to the capital contributed to the Trust by TIG Holdings). All of the net proceeds received by TIG Holdings from the issuance of the debentures are being used for general corporate purposes which includes repurchases of TIG Holding's common stock.

                               TIG HOLDINGS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

================================================================================

SHAREHOLDERS' EQUITY. Shareholders' equity decreased by $43 million during the first six months of 1997, primarily due to $110 million of common stock repurchases and $17 million of common and preferred dividends, partially offset by $75 million in net income and $9 million in common stock issues. Book value per share increased to $22.80 at June 30, 1997 from $22.41 at December 31, 1996. Excluding the impact of unrealized investment gains, the book value per share would have been $21.84 at June 30, 1997 and $21.45 at December 31, 1996.

As of June 30, 1997, the Board of Directors has authorized common stock repurchases of up to 16.25 million shares of TIG Holdings common stock. Under the repurchase plan, repurchases may be made from time to time on the open market at prevailing market prices or in privately negotiated transactions. Through June 30, 1997, 13.8 million shares have been repurchased (21.2% of total issued and outstanding including treasury shares at June 30, 1997) at an average cost per share of $27.91, for an aggregate cost of $386 million.

In January and April 1997, TIG Holdings declared quarterly common stock dividends of $.15 per share. The quarterly dividend rate for 1996 was $.05 per share.


================================================================================
2.9  FORWARD-LOOKING STATEMENTS
--------------------------------------------------------------------------------

TIG Holdings would like to caution readers regarding certain forward-looking statements in the Management's Discussion and Analysis and elsewhere in this Form 10-Q. Statements which are based on management's projections, estimates and assumptions are forward looking statements. The words "believe", "expect", "anticipate" and similar expressions generally identify forward-looking statements. While TIG Holdings believes in the veracity of all statements made herein, forward-looking statements are necessarily based upon a number of estimates and assumptions that, while considered reasonable by TIG Holdings, are inherently subject to significant business, economic and competitive uncertainties and contingencies, including without limitations:

       * changes in interest rates which could impact investment yields, the market value of invested assets and ultimately product pricing


       * changes in the frequency and severity of catastrophes which could impact net income, reinsurance costs and cash flow

       * increased competition (on the basis of price, services, or other factors) which could generally reduce operating margins

       *  regulatory  and  legislative  changes  which could  increase  the
          Company's overhead costs, increase federal and state tax assessments, restrict access to profitable markets or force participation in unprofitable markets

       * changes in loss payment patterns which could impact cash flow and net investment income

       * Changes in estimated overall adequacy of loss and LAE reserves which could impact net income, statutory surplus adequacy and management's decision to continue certain product lines

       * changes in general market or economic conditions which could impact the demand for the Company's products and loss frequency and severity for certain lines of business

       * loss of key management personnel which could impact the development and execution of the Company's business strategy and impact key customer and vendor relationships.

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

RETENTION: Retention level: The amount or portion of risk which an insurer or reinsurer retains for its own account. Losses in excess of the retention level are paid by the reinsurer or retrocessionaire. In pro rata treaties, the retention may be a percentage of the original policy's limit. In excess of loss reinsurance, the retention is a dollar amount of loss, a loss ratio, or a percentage of loss.

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

On January 11, 1994, a Los Angeles County Superior Court jury returned a verdict of $28 million for punitive damages against TIG Insurance Company ("TIC") in Talbot Partners v. Cates Construction, Inc. and TIC (the "Talbot Case"). The award arose out of TIC's handling of a surety bond claim on a construction project. On March 28, 1997, the California Court of Appeal reduced the trial court's punitive damage award to $15 million. On July 23, 1997, the California Supreme Court granted TIC's petition to review the Court of Appeal's decision. Management believes that the ultimate liability arising from the Talbot Case will not materially impact consolidated operating results.

================================================================================
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
--------------------------------------------------------------------------------

At the Company's annual meeting of stockholders on May 1, 1997, the stockholders elected four director's each for terms expiring at the annual meeting of stockholders in the year 2000. The voting results are as follows:


  Election of Director for a term
  expiring in 2000:

                                          For                Withheld
                                       ------------          ----------
     Joel S. Ehrenkranz                 49,860,318            127,138
     The Rt. Hon. Lord Moore            49,858,093            129,363
     William W. Priest, Jr.             49,861,029            126,427
     Ann W. Richards                    49,839,522            147,934

Directors whose terms continued and the years their terms expire are as follows:

George B. Bietzel (1998),  William G. Clark (1999),  George D. Gould (1998), Don
D. Hutson (1998), Jon W. Rotenstreich (1999), Harold Tanner (1999).

The stockholders also ratified the appointment of Ernst & Young LLP to serve as independent auditors of the Company for the year 1997. The voting results are as follows:

                                                             Abstain and
                                                                Broker
                              For            Against          Non-Votes
                        ---------------- ----------------- ----------------
                           49,805,020         32,150            99,086

                               TIG HOLDINGS, INC.
                           PART II. OTHER INFORMATION

================================================================================
ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------------

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

     EXHIBIT 4.2: Indenture dated as of April 1, 1995 between TIG Holdings and the First National Bank of Chicago, as Trustee (incorporated by reference to Exhibit 4.2 to Registration Statement No. 33-90594, filed March 24,
     1995).

     EXHIBIT 4.3: Junior Subordinated Indenture, dated January 30, 1997, between TIG Holdings, Inc. and The Chase Manhattan Bank, as Trustee (incorporated by reference to Exhibit 4.3 to TIG Holdings' Quarterly Report on Form 10-Q for the quarter ended March 31, 1997).

     EXHIBIT 4.4: Certificate of Trust of TIG Capital Trust I, dated January 24, 1997 between TIG Holdings, Inc. and The Chase Manhattan Bank, Chase Manhattan Bank Delaware, as Trustees (incorporated by reference to Exhibit
     4.4 to TIG Holdings' Quarterly Report on Form 10-Q for the quarter ended March 31, 1997).

     EXHIBIT 4.5: Capital Securities Guarantee Agreement, dated January 30, 1997, between TIG Holdings, Inc. and The Chase Manhattan Bank, as Trustee (incorporated by reference to Exhibit 4.5 to TIG Holdings' Quarterly Report on Form 10-Q for the quarter ended March 31, 1997).

     EXHIBIT 4.6: Trust Agreement, dated January 24, 1997, between TIG Holdings, Inc. and The Chase Manhattan Bank, Chase Manhattan Bank Delaware, as Trustees (incorporated by reference to Exhibit 4.6 to TIG Holdings' Quarterly Report on Form 10-Q for the quarter ended March 31, 1997).

     EXHIBIT 4.7: Amended and Restated Trust Agreement, dated January 30, 1997, between TIG Holdings, Inc., the Administrators named therein and The Chase Manhattan Bank, Chase Manhattan Bank Delaware, as Trustees (incorporated by reference to Exhibit 4.7 to TIG Holdings' Quarterly Report on Form 10-Q for the quarter ended March 31, 1997).

     EXHIBIT 4.8: Form of Capital Securities Certificate of TIG Capital Trust I, (included as Exhibit E to Exhibit 4.7).

     EXHIBIT  10.1:   Separation   Agreement  (in   replacement   of  employment
     agreement)dated May 1, 1997, between TIG Holdings, and Don D. Hutson.

     EXHIBIT 11: Computation of Earnings Per Share.

(b) The Company did not file any reports on Form 8-K during the three months ended June 30, 1997.

================================================================================




                                  EXHIBIT 10:1





================================================================================

                              SEPARATION AGREEMENT



          THIS SEPARATION AGREEMENT (this "Separation Agreement") is made and entered into as of this 1st day of May, 1997 by and between Don D. Hutson, residing at 3401 Woodhaven Court, Dallas, Texas 75234 (the "Executive"), and TIG Holdings, Inc., a Delaware corporation, having its principal executive offices at 65 East 55th Street, New York, New York 10022 (the "Corporation").

                               W I T N E S E T H:


          WHEREAS, the Executive has been employed by the Corporation as its President and Chief Operating Officer pursuant to an Employment Agreement, dated as of April 19, 1993 (the "Employment Agreement"); and

          WHEREAS, the Executive and the Corporation have agreed that the Executive shall resign and retire from his positions as President and Chief Operating Officer of the Corporation, and as a member of the Board of Directors of the Corporation (the "Board"), at a date not later than December 31, 1997, but in the event that such resignation and retirement occur prior to December 31, 1997, the Executive may at his election remain employed by the Corporation in a non-officer capacity until a date not later than December 31, 1997; and

          WHEREAS, the Executive and the Corporation desire to settle fully and finally all matters between them, including, but not limited to, any issues that might arise out of the Executive's employment or the Employment Agreement or the termination of his employment, and accordingly, have agreed that it is in the best interests of the Corporation and the Executive that they enter into this Separation Agreement;

          NOW, THEREFORE, in consideration of the mutual covenants and promises contained herein, the parties hereto, intending to be legally bound, agree as follows:

          1. Agreement to Resign.

          1.1. The Executive hereby resigns, effective December 31, 1997 or such earlier date as the Executive and the Corporation may mutually agree (the earlier of such dates being referred to herein as the "Resignation Date"), as President and Chief Operating Officer of the Corporation, and from all other officer and employee positions with the Corporation and its subsidiaries and affiliates. The Executive also hereby resigns, effective the Resignation Date, the Executive's membership on the Board (and all committees of the Board), and his membership on the boards of directors (and any committees thereunder) of the Corporation's subsidiaries and affiliates.

          1.2. Notwithstanding the foregoing, in the event that the Resignation Date occurs prior to December 31, 1997, the Executive may in his sole discretion elect, by delivery of a written notice to the Corporation on or prior to the Resignation Date (the "Election"), to remain employed by the Corporation (unless terminated for cause), until a date not later than December 31, 1997 (such date being herein referred to as the "Election Date"), at his current rate of base salary compensation, as a non-officer employee reporting solely and directly to the Chief Executive Officer of the Corporation (the "CEO") and performing such services, consistent with his current status with the Corporation and experience, as the CEO may from time to time direct.

          1.3. In any event, the Executive's employment with the Corporation and its subsidiaries and affiliates shall automatically terminate (unless earlier terminated for cause) at the close of business on the earlier of
     (a) the Resignation Date, if the Executive does not make the Election on or prior to the Resignation Date, (b) the Election Date (which date shall be not later than December 31, 1997 and shall be set forth in a written notice from the Executive to the Corporation), if the Executive makes the Election on or prior to the Resignation Date, or (c) December 31, 1997 (the earlier of such dates being referred to herein as the "Termination Date").

          1.4. Until the Termination Date, the Corporation will continue to pay the Executive at his current rate of base salary ($600,000 per annum) and Executive shall be entitled to an appropriate office of a size and with furnishings and other appointments, and to secretarial and other assistance, as is commensurate with the Executive's position and duties with the Corporation and/or its subsidiaries. Until the Termination Date, the Executive shall be considered an executive employee of the Corporation and as such shall be entitled to participate in and to receive all benefits under any and all welfare benefit plans, practices, policies and programs (including, without limitation, vacation plan) maintained or provided by the Corporation and/or its subsidiaries, in accordance with their terms, for the benefit of senior executives of the Corporation. Until the Termination Date, the Executive shall be entitled to perquisites and/or fringe benefits in accordance with the plans, practices, policies and programs maintained or provided by the Corporation and/or its subsidiaries from time to time for the benefit of senior executives of the Corporation. Upon termination of the Executive's employment with the Corporation and its subsidiaries in accordance herewith (i) the Executive shall be entitled to receive from the Corporation, and the Corporation shall promptly pay to the Executive, all amounts, if any, constituting (x) the Executive's base salary through the Termination Date at the aforementioned rate in effect,
     (y) any compensation previously deferred by the Executive (together with any accrued interest thereon) and not yet paid by the Corporation, and (z) any accrued vacation pay not yet paid by the Corporation, (ii) the Executive shall be entitled to receive from the Corporation, and the Corporation shall promptly fund, pay or grant directly to the Executive, as the case may be, such benefits, if any, that are due and payable to the Executive upon termination of employment under the terms of the aforementioned welfare benefit plans, practice, policies and programs and fringe benefit plans, practices, policies and programs. Upon termination of the Executive's employment with the Corporation in accordance herewith, the Executive shall cease to have any status as an officer or employee of the Corporation and/or its subsidiaries or affiliates and, except as provided in, or pursuant to, this Separation Agreement, the Executive shall not be entitled to participate in the aforementioned fringe benefit and welfare benefit plans, practices, policies and programs, or to any payments or benefits from the Corporation or any of its subsidiaries or affiliates.

          1.5. Upon the execution of this Separation Agreement, the Employment Agreement, including specifically any and all covenants and provisions contained therein which, under the terms of the Employment Agreement are to survive the termination of the Employment Agreement, shall automatically terminate, and the Executive shall thereupon cease to be entitled to receive any payments or benefits under the Employment Agreement.


          2. Consulting Arrangement. On or prior to the Termination Date, at the election of the Executive by written notice to the Corporation, the Corporation will enter into a Consulting Agreement with the Executive on terms mutually satisfactory to the parties in their sole discretion (the "Consulting Agreement"), pursuant to which the Executive will agree to provide consulting services as specified therein.


          3. Cash Payments. In addition to the other benefits to be paid by the Corporation to the Executive pursuant to this Separation Agreement or specifically provided for hereunder, and in lieu of any other cash payments or benefits to which the Executive may be entitled under the Employment Agreement or otherwise as a result of the termination of his employment, the Corporation shall make ten (10) annual cash payments to the Executive or, in the event of the Executive's death, to his designated beneficiary or, in the absence of any such designation, to his estate, each in the amount of $500,000 and payable within the first ten (10) business days of each calendar year following the Termination Date, commencing with the calendar year beginning January 1, 1998. Notwithstanding the foregoing, if a Change of Control (as defined below) occurs prior to the Executive, or his designated beneficiary or estate, as the case may be, receiving all of the ten (10) annual cash payments specified in the previous sentence, the Executive, or his designated beneficiary or estate, as the case may be, shall, upon thirty (30) days' prior written notice to the Corporation, be entitled to receive in one lump sum an amount equal to the present value of such remaining annual cash payments, determined using a discount rate equal to 8% per annum. For the purpose of this Agreement, "Change of Control" shall mean:

          (a) The acquisition by an individual, entity or group (within the meaning of Section 13(d)(3) or 14(d)(2) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) of beneficial ownership (within the meaning of Rule 13d-3 promulgated under the Exchange Act) of 20% or more of either (i) the outstanding shares of common stock, par value $.01 per share, of the Corporation (the "Common Stock"), or (ii) the combined voting power of the voting securities of the Corporation entitled to vote generally in the election of directors (the "Voting Securities"); provided, however, that the following acquisitions shall not constitute a Change of
     Control:  (x) any  acquisition  by any  employee  benefit  plan (or related
     trust)   sponsored  or  maintained  by  the   Corporation  or  any  of  its
     subsidiaries, or (y) any acquisition by any corporation if, immediately following such acquisition, more than 80% of the then outstanding shares of common stock of such corporation and the combined voting power of the then outstanding voting securities of such corporation (entitled to vote generally in the election of directors) is beneficially owned, directly or indirectly, by all or substantially all of the individuals and entities who, immediately prior to such acquisition, were the beneficial owners of the Common Stock and the Voting Securities in substantially the same proportions, respectively, as their ownership, immediately prior to such acquisition, of the Common Stock and Voting Securities; or

          (b) Individuals who on the date hereof constitute the Board (the "Incumbent Board") cease for any reason to constitute at least a majority of the Board; provided, however, that any individual becoming a director subsequent to the date hereof whose election, or nomination for election by the Corporation's stockholders, was approved by a vote of at least a majority of the directors then serving and comprising the Incumbent Board shall be considered as though such individual were a member of the Incumbent Board, but excluding, for this purpose, any such individual whose initial assumption of office occurs as a result of either an actual or threatened election contest (as such terms are used in Rule 14a-11 of Regulation 14A promulgated under the Exchange Act) or other actual or threatened solicitation of proxies or consents; or

          (c) Approval by the stockholders of the Corporation of a reorganization, merger or consolidation, other than a reorganization, merger or consolidation with respect to which all or substantially all of the individuals and entities who were the beneficial owners, immediately prior to such reorganization, merger or consolidation, of the Common Stock and Voting Securities beneficially own, directly or indirectly, immediately after such reorganization, merger or consolidation, more than 80% of the then outstanding common stock and voting securities (entitled to vote generally in the election of directors) of the corporation resulting from such reorganization, merger or consolidation in substantially the same proportions as their respective ownership, immediately prior to such reorganization, merger or consolidation, of the Common Stock and the Voting Securities; or

          (d) Approval by the stockholders of the Corporation of (i) a complete liquidation or dissolution of the Corporation, or (ii) the sale or other disposition of all or substantially all of the assets of the Corporation, other than to a direct or indirect wholly-owned subsidiary of the Corporation. For purposes of this Agreement and without limiting the generality of the preceding sentence, the sale or other disposition by the Corporation of more than 50% of the common stock or the voting securities (entitled to vote generally in the election of directors) of TIG Insurance Corporation shall be deemed to constitute a sale or other disposition of substantially all the assets of the Corporation.

          4. Retirement Status. The Compensation Committee of the Board has approved a plan, a copy of which is attached hereto as Exhibit A (the "Retirement Plan"), providing for, among other things, the Executive's coverage under the TIG Insurance Company Health Care Plan (which plan includes spousal coverage) and the Executive's status as an individual in "Retirement" and the entitlements arising as a result of such status following his termination of employment under the Corporation's 1993 Long-Term Incentive Plan and the Corporation's 1996 Long-Term Incentive Plan. By signing this Separation Agreement, the Executive agrees to be bound by the terms of the Retirement Plan in all respects.

          5. Employee Benefits Continuation. From and after January 1, 1998, and regardless of whether the Termination Date occurs on or prior to December 31, 1997, in addition to the cash payments payable under Section 3 of this Separation Agreement and any benefits to which the Executive or his designated beneficiary and/or estate may be entitled under the Retirement Plan, (i) until he reaches age 65, the Executive shall receive life insurance coverage equal to $600,000 through the TIG Holdings, Inc. Group Term Life program, and (ii) until he reaches age 70, the Executive shall be entitled to participate in any annual physical program and any financial planning program maintained by the Corporation for senior officers. From and after the Termination Date, the Executive shall not be treated as or deemed to be an employee for purposes of participation or eligibility under any plan, program or arrangement maintained or sponsored by the Corporation or any of its subsidiaries or affiliates, other than as specifically provided in the preceding sentence and except that, if the Termination Date is December 31, 1997, the CEO will recommend to the Compensation Committee that the Executive be awarded a lump sum cash bonus in the amount of $350,000, to be paid on or before January 31, 1998, in respect of services rendered by the Executive during 1997, on the condition that the Executive shall enter into a mutual release with the Corporation substantially in the form attached hereto as Exhibit B (the "General Release") concurrently with the Executive's receipt of the $350,000 bonus payment.

          6. Confidential Information. During and after the Executive's employment with the Corporation, the Executive shall hold in confidence and shall not, without the prior written consent of the Corporation, communicate, use or divulge to any person or entity any secret, confidential or proprietary information, knowledge or data (collectively, "Confidential Information") relating to the Corporation (and/or any of its subsidiaries or affiliates) which has been obtained by the Executive during or by reason of his employment with the Corporation and/or any of its subsidiaries or affiliates, or by reason of his serving on the board of directors of the Corporation or any such subsidiary or affiliate. Notwithstanding the foregoing, for purposes hereof, the term "Confidential Information" shall not include any information which (i) is or becomes publicly available without breach of this Agreement or (ii) the Executive rightfully received from a third party without obligation of confidence.

          7. Non-Disparagement. Unless otherwise required by a court of competent jurisdiction, pursuant to any recognized subpoena power or as is reasonably necessary in connection with any adversarial process between the parties hereto, the Executive agrees and promises that the Executive will not hereafter make any oral or written statements or reveal any information to any person, company, or agency which may be construed to be negative, disparaging or damaging to the reputation or business of the Corporation and/or any of its subsidiaries or affiliates (and their respective directors and officers).

          8. Nonsolicitation. For a period of four (4) years following the Termination Date, the Executive shall not knowingly, directly or indirectly
     (a) solicit or induce customers, clients, suppliers, agents or other persons under contract or otherwise associated or doing business with the Corporation or any subsidiary or affiliate of the Corporation (a "Business Associate"), or any of such persons or entities with whom the Corporation or any of its subsidiaries or affiliates is in active negotiations to become a Business Associate, to terminate, reduce or alter any such association or business with or from the Corporation or any subsidiary or affiliate of the Corporation, and/or (b) solicit or induce any person then in the employment of the Corporation or any subsidiary or affiliate of the Corporation or any consultant to the Corporation or any subsidiary or affiliate of the Corporation to (i) terminate such employment or consulting arrangement, and/or (ii) accept employment, or enter into any consulting arrangement, with anyone other than the Corporation or any subsidiary or affiliate of the Corporation.

          9.   Releases.

          9.1. In consideration of the payments and benefits to the Executive under this Separation Agreement and for other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged by the Executive, the Executive knowingly, voluntarily and unconditionally hereby forever waives, releases and discharges, and covenants never to sue on, any and all claims, liabilities, causes of actions, judgments, orders, assessments, penalties, fines, expenses and costs (including without limitation attorneys' fees) and/or suits of any kind arising out of any actions, events or circumstances before the date of this Separation Agreement ("Claims") which the Executive has, ever had or may have, or which the Executive's heirs, executors, administrators and assigns, or any of them hereafter can, shall or may have, against the Corporation and/or any of its subsidiaries, shareholders, officers, directors, agents, affiliates, employee benefit plan fiduciaries, trustees and administrators, and employees, past or present, and their respective heirs, successors and assigns (collectively, the "Releasees"), including, without limitation, any Claims arising in whole or in part from the Executive's employment with the Corporation and/or any of its subsidiaries or affiliates or the Employment Agreement or the termination of the Executive's employment with the Corporation or the manner of such termination; provided, however, that this
     Section 9 shall not apply to any of the obligations of the Corporation specifically provided for in or pursuant to this Separation Agreement. This Separation Agreement is intended as a full and final settlement and compromise of each, every and all Claims of every kind and nature, whether known or unknown, which have been or could be asserted against any of the Releasees, including, without limitation:

          (1) any Claims arising out of any employment agreement or other contract (including, without limitation, the Employment Agreement), side-letter, resolution, promise or understanding of any kind, whether written or oral or express or implied; and

          (2) Any claims arising under any federal, state, or local civil rights, human rights, anti-discrimination, labor, employment, contract or tort law, rule, regulation, order or decision, including, without limitation, the family and medical leave act, the employee retirement income security act of 1974, the americans with disabilities act of 1990, 42 u.S.C. Section 12101 et seq., And title vii of the civil rights act of 1964, 42 u.S.C. Section 2000 et seq., And as each of these laws have been or will be amended.

          9.2. In consideration of the obligations of the Executive under this Separation Agreement and for other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged by the Corporation, the Corporation knowingly, voluntarily and unconditionally hereby forever waives, releases and discharges, and covenants never to sue on, any and all Claims which the Corporation has, ever had or may have, including, without limitation, any Claims arising in whole or in part from the Executive's employment with the Corporation and/or any of its subsidiaries or affiliates or the Employment Agreement or the termination of the Executive's employment with the Corporation or the manner of said termination; provided, however, that this Section 9 shall not apply to any of the obligations of the Executive specifically provided for in or pursuant to this Separation Agreement. This Separation Agreement is intended as a full and final settlement and compromise of each, every and all Claims of every kind and nature, whether known or unknown, which have been or could be asserted against the Executive and his respective heirs, successors and assigns.

          9.3. Notwithstanding anything to the contrary in this Section 9, the Executive does not release any claim he may have under any employee benefit plan, program or arrangement (including, without limitation, any qualified plans and related restoration plans) in which he was a participant during his employment with the Corporation or any of its subsidiaries for the payment of a benefit thereunder to which he would be entitled upon his termination of employment in accordance with the terms of any such plan, program or arrangement.

          9.4. The Executive acknowledges that the Executive has carefully read and fully understands all of the terms of this Separation Agreement, including without limitation the releases contained herein. The Executive further acknowledges that the Executive has entered into this Separation Agreement willingly, freely, without duress or coercion and after having had explained to him by counsel of his choice, his rights under all laws referred to in this Separation Agreement and the terms and consequences of this Separation Agreement. The Executive also acknowledges that he has been given the opportunity to take at least twenty-one (21) days to consider and accept or reject this Separation Agreement and has chosen to execute, deliver and agree to this Separation Agreement as of the date of this Separation Agreement. The Executive agrees that the Executive has been given a fair, reasonable and sufficient time to fully consider all terms. The Executive may revoke this Separation Agreement at any time within seven
     (7) days after the date of execution of this Separation Agreement, by notifying the Corporation in writing. The Executive agrees that prior to any such revocation and in order for such revocation to be effective, he shall pay back to the Corporation any amounts or benefits received pursuant to this Separation Agreement.

          9.5.  Except  as  specifically  provided  for in or  pursuant  to this
     Separation Agreement, the Executive shall not be entitled to any compensation, remuneration or other payments from the Corporation and/or the Corporation's subsidiaries or affiliates and the Corporation (and its subsidiaries and affiliates) shall have no further obligations to the Executive, including without limitation under any contract, plan, agreement, understanding or resolution. Without limiting the foregoing, except as expressly provided for in or pursuant to this Separation Agreement, the Executive shall have no further rights and shall be entitled to no further benefits under the Employment Agreement, which the Executive agrees is superseded in all respects by this Separation Agreement and shall be of no further force or effect on and as of the date hereof.

          10. Scope of Agreement; Enforceability. This Separation Agreement (together with the exhibits hereto) constitutes the entire understanding and agreement between the Corporation and the Executive with regard to all matters herein and supersedes all prior oral and written agreements and understandings of the parties with respect to such matters, whether express or implied, including, to the extent provided in Section 9.5 of this Separation Agreement, the Employment Agreement. Notwithstanding the foregoing, this Separation Agreement shall not supersede the stock option and restricted share award agreements previously entered into between the Corporation and the Executive on the terms of the Corporation's 1993 Long-Term Incentive Plan and 1996 Long-Term Incentive Plan, which shall survive the execution and delivery of this Separation Agreement and the General Release and the termination of the Executive's employment with the Corporation and shall remain binding upon the Corporation and the Executive in accordance with their respective terms. This Separation Agreement shall inure to the benefit of and be enforceable by the Executive's heirs, beneficiaries and/or legal representatives. This Separation Agreement shall inure to the benefit of and be binding upon the Corporation and its respective  successors  and  assigns.  If any  term  or  provision  of this
     Separation Agreement, or the application thereof to any person or circumstances, will to any extent be invalid or unenforceable, the remainder of this Separation Agreement, or the application of such terms to persons or circumstances other than those as to which it is invalid or unenforceable, will not be affected thereby, and each term of this Separation Agreement will be valid and enforceable to the fullest extent permitted by law.

          11. Remedies. The Executive acknowledges and agrees that the Corporation will have no adequate remedy at law for a breach of any of the provisions of Sections 6, 7 and/or 8 of this Separation Agreement, and would be irreparably harmed, if the Executive breaches any of the provisions of Sections 6, 7 and/or 8 of this Separation Agreement. The Executive further agrees that the Corporation shall be entitled to equitable and/or injunctive relief to prevent any breach or threatened breach of Sections 6, 7 and/or 8 of this Separation Agreement, and to specific performance of each of the terms of such Sections in addition to any other legal or equitable remedies that the Corporation may have. The Executive also agrees that he shall not, in any equity proceeding relating to the enforcement of the terms of Sections 6, 7 and/or 8 of this Separation Agreement, raise the defense that the Corporation has an adequate remedy at law. Anything herein to the contrary notwithstanding, the Corporation specifically hereby acknowledges and agrees that its remedies hereunder, in the event of a breach or an alleged breach of this Separation Agreement by the Executive, shall not include the right of offset against amounts otherwise due to the Executive hereunder.

          12. Amendments/Waiver. This Separation Agreement may not be amended, waived, or modified otherwise than by a written agreement executed by the parties to this Separation Agreement or their respective successors and legal representatives. No waiver by any party to this Separation Agreement of any breach of any term, provision or condition of this Separation Agreement by the other party shall be deemed a waiver of a similar or dissimilar condition or provision at the same time, or any prior or subsequent time.

          13. Notices. All notices and other communications hereunder shall be in writing and shall be deemed effective upon receipt if by hand-delivery to the other party, receipt if by facsimile transmission, the next business day if by overnight courier, or the third business day after mailing if by registered or certified mail, return receipt requested, postage prepaid, addressed as follows:

                  If to the Executive:      Don D. Hutson
                                            3401 Woodhaven Court
                                            Dallas, Texas  75234

                  If to the Corporation:    TIG Holdings, Inc.
                                            65 East 55th Street
                                            New York, New York  10022
                                            Att: General Counsel

     or to such other address as either party shall have furnished to the other in writing in accordance herewith.

          14. Governing Law; Binding Effect. This Separation Agreement shall be governed by and construed and enforced in accordance with the laws of the State of New York without reference to its choice of law provisions, and shall be binding upon the parties and their respective heirs, executors, successors and assigns.

          15. Counterparts. This Separation Agreement may be executed in counterparts, each of which shall be deemed to be an original, but which together shall constitute one and the same instrument.

          16. Withholding. The Corporation may withhold from any amounts or benefits payable under this Separation Agreement such federal, state and local income and payroll taxes as shall be required to be withheld pursuant to any applicable law or regulation.

          IN WITNESS WHEREOF, the Corporation and the Executive have caused this Separation Agreement to be executed on and as of the date first above written.

                                            TIG HOLDINGS, INC.


                                         By:__________________________________
                                            Name:
                                            Title:


                                            __________________________________
                                                      Executive

                                                                    EXHIBIT A


                               TIG HOLDINGS, INC.
                     SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN
                                FOR DON D. HUTSON



I.   Introduction

          TIG  Holdings,   Inc.  (the  "Company")  hereby  establishes  the  TIG
     Holdings,  Inc.  Supplemental  Executive  Retirement Plan for Don D. Hutson
     (the  "Plan")  to  provide   supplemental   benefits   to  Don  D.  Hutson
     ("Participant").

II.  Participation

          (a) Participant will voluntarily retire from the Company and all related and affiliated entities (collectively, the "Employer") on or before December 31, 1997;

          (b) Participant will sign a Separation Agreement satisfactory to the Company's General Counsel, which: (i) waives and releases the Employer and related parties from any liability in connection with participant's employment or the termination thereof; and (ii) contains such other terms and conditions deemed appropriate by the Company's General Counsel.

III. Benefits

          Participant shall be entitled to the following benefits hereunder upon his voluntary retirement and compliance with all terms and conditions specified above:

          (a) Participant shall be deemed to have satisfied the definition of "Retirement" contained in his stock option agreements and restricted stock award agreements (as amended by resolution of the Compensation Committee of the Board of Directors of the Company on February 21, 1996 and May 2, 1996, respectively) under the TIG Holdings, Inc. 1993 Long-Term Incentive Plan, and contained in Section 2.21 of the TIG Holdings, Inc. 1996 Long-Term Incentive Plan ("1996 LTIP"), regardless of his actual age at time of retirement.

          (b) Participant shall be entitled to retiree medical coverage under the TIG Insurance Company Retiree Health Care Plan ("Medical Plan") regardless of his actual age and years of service. However, such coverage
     (i) is subject to all other terms and conditions of the Medical Plan, including payment of the appropriate contributions or premiums, as established from time to time; (ii) is not considered a "vested" benefit thereunder; and (iii) is subject to amendments that may be made to the Medical Plan from time to time and to termination of the Medical Plan at any time. Any retiree medical coverage will be in lieu of any rights to COBRA continuation coverage.

IV.  Miscellaneous

          The Plan shall be binding upon and shall inure to the benefit of the Employer, its successors, purchasers, and assigns, and Participant and his heirs, administrators, successors and assigns.


ATTEST                                               TIG HOLDINGS, INC.




________________________                       By:     ________________________
Secretary                                      Title:  ________________________

                                                                     EXHIBIT B



                                 GENERAL RELEASE


          THIS GENERAL RELEASE (this "General Release") is made and entered into as of this ____ day of _____, 1997 by and between Don D. Hutson, residing at 3401 Woodhaven Court, Dallas, Texas 75234 (the "Executive"), and TIG Holdings, Inc., a Delaware corporation, having its principal executive offices at 65 East 55th Street, New York, New York 10022 (the "Corporation").


                               W I T N E S E T H:


          WHEREAS, the Executive and the Corporation have entered into a Separation Agreement dated as of May 1, 1997 (the "Separation Agreement") providing for the terms upon which the Executive has, on the date hereof, resigned and retired from his positions with the Corporation and its subsidiaries and affiliates and as a member of the Board of Directors of the Corporation; and

          WHEREAS,   the  Separation   Agreement   contemplates   that,  on  the
     "Termination Date" under the Separation Agreement, the Executive and the Corporation will enter into this General Release;

          NOW, THEREFORE, the parties hereto, intending to be legally bound, agree as follows:

          1. In consideration of the payments and benefits to the Executive under the Separation Agreement, including without limitation the recommendation of the Chief Executive Officer of the Corporation (the "CEO") referred to in Section 5 of the Separation Agreement, and for other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged by the Executive, the Executive knowingly, voluntarily and unconditionally hereby forever waives, releases and discharges, and covenants never to sue on, any and all claims, liabilities, causes of actions, judgments, orders, assessments, penalties, fines, expenses and costs (including without limitation attorneys' fees) and/or suits of any kind arising out of any actions, events or circumstances before the date of this General Release ("Claims") which the Executive has, ever had or may have, or which the Executive's heirs, executors, administrators and assigns, or any of them hereafter can, shall or may have, against the Corporation and/or any of its subsidiaries, shareholders, officers, directors, agents, affiliates, employee benefit plan fiduciaries, trustees and administrators, and employees, past or present, and their respective heirs, successors and assigns (collectively, the "Releasees"), including, without limitation, any Claims arising in whole or in part from the Executive's employment with the Corporation and/or any of its subsidiaries or affiliates, either before or after the execution and delivery of the Separation Agreement, or the Employment Agreement dated as of April 19, 1993 between the Executive and the Corporation (the "Employment Agreement"), or the termination of the Executive's employment with the Corporation or the manner of such termination; provided, however, that this paragraph shall not apply to any of the obligations of the Corporation specifically provided for in or pursuant to the Separation Agreement. This General Release and the Separation Agreement are intended as a full and final settlement and compromise of each, every and all Claims of every kind and nature, whether known or unknown, which have been or could be asserted against any of the Releasees, including, without limitation:

          (1) any Claims arising out of any employment agreement or other contract (including, without limitation, the Employment Agreement), side-letter, resolution, promise or understanding of any kind, whether written or oral or express or implied; and

          (2) any Claims arising under any federal, state, or local civil rights, human rights, anti-discrimination, labor, employment, contract or tort law, rule, regulation, order or decision, including, without limitation, the Family and Medical Leave Act, the Employee Retirement Income Security Act of 1974, the Americans with Disabilities Act of 1990, 42 U.S.C. Section 12101 et seq., and Title VII of the Civil Rights Act of 1964, 42 U.S.C. Section 2000 et seq., and as each of these laws have been or will be amended.

          2. In consideration of the obligations of the Executive under the Separation Agreement and for other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged by the Corporation, the Corporation knowingly, voluntarily and unconditionally hereby forever waives, releases and discharges, and covenants never to sue on, any and all Claims which the Corporation has, ever had or may have, including, without limitation, any Claims arising in whole or in part from the Executive's employment with the Corporation and/or any of its subsidiaries or affiliates, either before or after the execution and delivery of the Separation Agreement, or the Employment Agreement or the termination of the Executive's employment with the Corporation or the manner of said termination; provided, however, that this paragraph shall not apply to any of the obligations of the Executive specifically provided for in or pursuant to the Separation Agreement. This General Release and the Separation Agreement are intended as a full and final settlement and compromise of each, every and all Claims of every kind and nature, whether known or unknown, which have been or could be asserted against the Executive and his respective heirs, successors and assigns.

          3. Notwithstanding anything to the contrary in the Separation Agreement or in this General Release, the Executive does not release any claim he may have under any employee benefit plan, program or arrangement (including, without limitation, any qualified plans and related restoration plans) in which he was a participant during his employment with the Corporation or any of its subsidiaries for the payment of a benefit thereunder to which he would be entitled upon his termination of employment in accordance with the terms of any such plan, program or arrangement.

          4. The Executive acknowledges that the Executive has carefully read and fully understands all of the terms of this General Release and the Separation Agreement, including without limitation the releases contained herein and therein. The Executive further acknowledges that the Executive has entered into this General Release and the Separation Agreement willingly, freely, without duress or coercion and after having had explained to him by counsel of his choice, his rights under all laws referred to in this General Release and the Separation Agreement and the terms and consequences of this General Release and the Separation Agreement. The Executive also acknowledges that he has been given the opportunity to take at least twenty-one (21) days to consider and accept or reject this General Release and has chosen to execute, deliver and agree to this General Release as of the date of this General Release. The Executive agrees that the Executive has been given a fair, reasonable and sufficient time to fully consider all terms. The Executive may revoke this General Release at any time within seven (7) days after the date of execution of this General Release by notifying the Corporation in writing. The Executive agrees that, in the event of any such revocation, the CEO may withdraw any recommendation made to the Compensation Committee of the Board of Directors of the Corporation pursuant to the last sentence of Section 5 of the Separation Agreement and that, prior to any such revocation and in order for such revocation to be effective, he shall pay back to the Corporation any cash bonus in respect of services rendered during 1997 as described in the penultimate sentence of Section 5 of the Separation Agreement. Notwithstanding the foregoing, no such revocation of this General Release shall affect or alter any term or provision of the Separation Agreement or any release granted thereunder, which shall survive any such revocation of this General Release in accordance with its terms.

          5. This General Release shall be governed by and construed and enforced in accordance with the laws of the State of New York without reference to its choice of law provisions, and shall be binding upon the parties and their respective heirs, executors, successors and assigns. If any provision of this General Release is held invalid or unenforceable for any reason, the remaining provisions shall not be affected thereby and shall be construed as if the invalid or unenforceable provision had not been included.

          6. This General Release may be executed in counterparts, each of which shall be deemed to be an original, but which together shall constitute one and the same instrument.

          IN WITNESS WHEREOF, the Corporation and the Executive have caused this General Release to be executed on and as of the date first written above.


                                          TIG HOLDINGS, INC.


                                       By:_____________________________________
                                          Name:
                                          Title:



                                           ____________________________________
                                                     Executive

                                TIG HOLDINGS, INC.
                        COMPUTATION OF EARNINGS PER SHARE
                                   (Unaudited)

================================================================================

                                                                   Exhibit 11


                                                         Three Months                        Six Months
                                                        Ended June 30,                     Ended June 30,
(In millions, except per share data)                   1997        1996                   1997         1996
===============================================================================================================
PRIMARY:
Weighted average shares outstanding                    51.8         56.9                   52.7        58.0
Net effect of dilutive stock options - based on
     the treasury stock method using
     average market price                               2.3          2.9                    3.1         2.9
--------------------------------------------------- ----------- ------------           ------------ -----------
Total primary common shares                            54.1         59.8                   55.8        60.9
--------------------------------------------------- ----------- ------------           ------------ -----------
Net income                                            $38.8        $33.5                  $75.3        $2.7
Less preferred stock dividend requirements             (0.5)        (0.5)                  (1.0)       (1.0)
--------------------------------------------------- ----------- ------------           ------------ -----------
Net income available to common stock                  $38.3        $33.0                  $74.3        $1.7
--------------------------------------------------- ----------- ------------           ------------ -----------
Net income per common share                           $0.71        $0.55                  $1.33        $0.03
--------------------------------------------------- ----------- ------------           ------------ -----------

FULLY DILUTED:
Weighted average shares outstanding                    51.8         56.9                   52.7        58.0
Net effect of dilutive stock options - based on
    the treasury stock method using higher of
    average or end of period market price               2.9          2.9                    3.1         2.9
--------------------------------------------------- ----------- ------------           ------------ -----------
Total fully diluted common shares                      54.7         59.8                   55.8        60.9
--------------------------------------------------- ----------- ------------           ------------ -----------
Net income                                            $38.8        $33.5                  $75.3        $2.7
Less preferred stock dividend requirements             (0.5)        (0.5)                  (1.0)       (1.0)
--------------------------------------------------- ----------- ------------           ------------ -----------
Net income available to common stock                  $38.3        $33.0                  $74.3        $1.7
--------------------------------------------------- ----------- ------------           ------------ -----------
Net income per common share                           $0.70        $0.55                  $1.33        $0.03
=================================================== =========== ============           ============ ===========

                             TIG HOLDINGS, INC.
                                   SIGNATURES

================================================================================

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:   August 14, 1997                            TIG HOLDINGS, INC.



                                       By:      /s/CYNTHIA B. KOENIG
                                                ---------------------
                                       Name:    Cynthia B. Koenig
                                       Title:   Controller of TIG Insurance Co.
                                                (Chief Accounting Officer)



                                       By:      /s/EDWIN G. PICKETT
                                                ---------------------
                                       Name:    Edwin G. Pickett
                                       Title:   Executive Vice President
                                                (Chief Financial Officer)