Form 10-Q
period 1997-09-30
TIG HOLDINGS INC
filed 1997-11-14
CIK 897430

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

             For the Quarterly Period Ended September 30, 1997

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

                                   Yes X No _____

         Number  of  shares  of  Common  Stock,   $0.01  par  value  per  share,
outstanding as of close of business on September 30, 1997: 51,386,296 excluding 14,937,627 treasury shares.

================================================================================

                                    TIG HOLDINGS, INC.
                                    INDEX TO FORM 10-Q


PART I.  FINANCIAL INFORMATION                                             Page

Item 1.   Financial Statements

          Condensed consolidated balance sheets as of
          September 30, 1997 (unaudited) and December 31, 1996 ..............3

          Condensed consolidated statements of income
          for the three and nine months ended September 30, 1997
          (unaudited) and September 30, 1996 (unaudited).....................4

          Condensed consolidated statement of changes in
          shareholders' equity for the nine months ended
          September 30, 1997 (unaudited).....................................5

          Condensed consolidated statements of cash flow
          for the nine months ended September 30, 1997
          (unaudited) and September 30, 1996 (unaudited).....................6

          Notes to condensed consolidated financial
          statements (unaudited).............................................7

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations......................11

     2.1  Consolidated Results...............................................11
     2.2  Reinsurance........................................................13
     2.3  Commercial Specialty...............................................15
     2.4  Retail.............................................................16
     2.5  Other Lines........................................................18
     2.6  Investments........................................................18
     2.7  Reserves...........................................................21
     2.8  Liquidity and Capital Resources....................................22
     2.9  Forward-Looking Statements.........................................24
     2.10 Glossary...........................................................25

PART II.    OTHER INFORMATION

Item 1.   Legal Proceedings..................................................27

Item 6.   Exhibits and Reports on Form 8-K...................................28

Exhibit 11 - Computation of Earnings Per Share (unaudited)...................29

SIGNATURES...................................................................30



                                 TIG HOLDINGS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                             September 30,     December 31,
(In millions, except share data)                                                 1997              1996
--------------------------------------------------------------------------- ---------------- -----------------
Assets                                                                        (unaudited)
     Investments:
         Fixed maturities at market
             (cost:  $4,086 in 1997 and $3,976 in 1996)                         $4,218            $4,057
         Short-term and other investments (cost: $184 in 1997
               and $176 in 1996)                                                   187               176
--------------------------------------------------------------------------- ---------------- -----------------
             Total investments                                                   4,405             4,233
     Cash                                                                            5                19
     Accrued investment income                                                      59                57
     Premium receivable (net of allowance of: $4 in 1997 and 1996)                 480               420
     Reinsurance recoverable (net of allowance of: $9 in 1997 and 1996)          1,334             1,264
     Deferred policy acquisition costs                                             171               144
     Prepaid reinsurance premium                                                    92               105
     Income taxes                                                                   46               102
     Other assets                                                                  240               132
--------------------------------------------------------------------------- ---------------- -----------------
             Total assets                                                       $6,832            $6,476
--------------------------------------------------------------------------- ---------------- -----------------

Liabilities
     Reserves for:
         Losses                                                                 $3,238            $3,215
         Loss adjustment expenses                                                  453               545
         Unearned premium                                                          759               696
--------------------------------------------------------------------------- ---------------- -----------------
             Total reserves                                                      4,450             4,456
     Reinsurance premium payable                                                    98                88
     Funds withheld under reinsurance agreements                                   353               255
     Notes payable                                                                 124               123
     Other liabilities                                                             438               322
--------------------------------------------------------------------------- ---------------- -----------------
             Total liabilities                                                   5,463             5,244
--------------------------------------------------------------------------- ---------------- -----------------
Mandatory redeemable 8.597% capital securities of subsidiary trust                 125                 -
--------------------------------------------------------------------------- ---------------- -----------------
Mandatory redeemable preferred stock                                                25                25
--------------------------------------------------------------------------- ---------------- -----------------
Shareholders' Equity
     Common stock - par value $0.01 per share
             (authorized: 180,000,000 shares; issued and outstanding:
               66,323,923 shares in 1997 and 64,610,109 shares in 1996)          1,230             1,198
     Retained earnings                                                             323               234
     Net unrealized gain on fixed maturity investments, net of taxes                88                52
     Net unrealized loss on foreign currency, net of taxes                         (1)                (1)
--------------------------------------------------------------------------- ---------------- -----------------
                                                                                 1,640             1,483
     Treasury stock (14,937,627 shares in 1997 and 10,306,000
             shares in 1996)                                                     (421)              (276)
--------------------------------------------------------------------------- ---------------- -----------------
             Total shareholders' equity                                          1,219             1,207
--------------------------------------------------------------------------- ---------------- -----------------
             Total liabilities and shareholders' equity                         $6,832            $6,476
--------------------------------------------------------------------------- ---------------- -----------------

See Notes to Condensed Consolidated Financial Statements.


                                  TIG HOLDINGS, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                                                                   Three Months                  Nine Months
                                                               Ended September 30,           Ended September 30,
                                                           ----------------------------- ----------------------------
(In millions, except per share data)                           1997           1996           1997           1996
---------------------------------------------------------- -------------- -------------- -------------- -------------
Revenues
     Net premium  earned                                        $380           $387         $1,091        $1,162
     Net investment income                                        71             74            219           216
     Net realized investment gain (loss)                           1             (1)             6            (6)
---------------------------------------------------------- -------------- -------------- -------------- -------------
         Total revenues                                          452            460          1,316         1,372
---------------------------------------------------------- -------------- -------------- -------------- -------------

Losses and expenses
     Net losses and loss adjustment expenses incurred            259            283            761           870
     Commissions and premium related expenses                     93             88            251           265
     Other underwriting expenses                                  29             23             93            83
     Corporate expenses                                           11             10             30            28
     Interest expense                                              5              3             15             7
     Restructuring charges                                         -              -              -           100
---------------------------------------------------------- -------------- -------------- -------------- -------------
         Total losses and expenses                               397            407          1,150         1,353
---------------------------------------------------------- -------------- -------------- -------------- -------------

Income before income tax (expense) benefit                        55             53            166            19
Income tax (expense) benefit                                     (15)           (16)           (51)           21
---------------------------------------------------------- -------------- -------------- -------------- -------------

Net income                                                       $40            $37           $115           $40
---------------------------------------------------------- -------------- -------------- -------------- -------------

Net income per common share                                    $0.73          $0.64          $2.07         $0.65
---------------------------------------------------------- -------------- -------------- -------------- -------------

Dividend per common share                                      $0.15          $0.05          $0.45         $0.15
---------------------------------------------------------- -------------- -------------- -------------- -------------

See Notes to Condensed Consolidated Financial Statements.



                                TIG HOLDINGS, INC.
                        CONDENSED CONSOLIDATED STATEMENT
                       OF CHANGES IN SHAREHOLDERS' EQUITY
                                  (Unaudited)

                                                                                Foreign                       Total
                                                                 Unrealized     Currency                      Share-
                                       Common       Retained     Investment   Translation     Treasury       holders'
(In millions)                          Stock        Earnings        Gain       Adjustment       Stock         Equity
----------------------------------- ------------- ------------- ------------- ------------- -------------- -------------
Balance at December 31, 1996           $1,198         $234           $52          $(1)          $(276)        $1,207
Net income                                             115                                                       115
Common and preferred stock
     dividends                                         (26)                                                      (26)
Common stock issued                        29                                                                     29
Amortization of unearned
     compensation                           3                                                                      3
Treasury stock purchased                                                                         (145)          (145)
Change in net unrealized gain on
     fixed maturity investments                                        36                                         36
----------------------------------- ------------- ------------- ------------- ------------- -------------- -------------

Balance at September 30, 1997          $1,230         $323            $88         $(1)          $(421)        $1,219
----------------------------------- ------------- ------------- ------------- ------------- -------------- -------------

See Notes to Condensed Consolidated Financial Statements.



                               TIG HOLDINGS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (Unaudited)


                                                                                  Nine Months Ended
                                                                                    September 30,
                                                                         ------------------------------------
           (In millions)                                                       1997              1996
           ------------------------------------------------------------- ----------------- ------------------
           Operating Activities
                Net income                                                     $115               $40
                Adjustments to reconcile net income to cash provided
                   by operating activities:
                    Changes in:
                      Accrued investment income                                  (2)               (6)
                      Premium receivable                                        (60)              (18)
                      Reinsurance recoverable                                   (70)              (55)
                      Deferred policy acquisition costs                         (27)               (8)
                      Prepaid reinsurance premium                                13                12
                      Income taxes                                               37               (23)
                      Loss reserves                                              23               (31)
                      Loss adjustment expenses reserves                         (92)              (31)
                      Unearned premium reserves                                  63                10
                      Reinsurance premium payable                                10                 5
                      Funds withheld under reinsurance agreements                98                75
                      Other assets, other liabilities and other                 (83)               69
           ------------------------------------------------------------- ----------------- ------------------
                   Net cash provided by operating activities                     25                39
           ------------------------------------------------------------- ----------------- ------------------

           Investing Activities
                Purchases of fixed maturity investments                      (2,071)           (1,448)
                Sales of fixed maturity investments                           1,896             1,318
                Maturities and calls of fixed maturity investments              180               207
                Net (decrease) increase in short-term investments               (20)               47
                Other                                                           (14)               (4)
           ------------------------------------------------------------- ----------------- ------------------
                   Net cash (used in) provided by investing activities          (29)              120
           ------------------------------------------------------------- ----------------- ------------------

           Financing Activities
                Common stock issued                                              29                 7
                Mandatory redeemable capital securities issued                  125                 -
                Treasury stock purchased                                       (140)             (151)
                Common stock and preferred stock dividends                      (26)              (10)
                Other                                                             2                 3
           ------------------------------------------------------------- ----------------- ------------------
                   Net cash used in financing activities                        (10)             (151)
           ------------------------------------------------------------- ----------------- ------------------
                Increase (decrease) in cash                                     (14)                8
                Cash at beginning of period                                      19                 4
           ------------------------------------------------------------- ----------------- ------------------
                   Cash at end of period                                         $5               $12
           ------------------------------------------------------------- ----------------- ------------------

See Notes to Condensed Consolidated Financial Statements.


                               TIG HOLDINGS, INC.
                    NOTES TO CONDENSED CONSOLIDATED FINANCIAL
                      STATEMENTS For the Nine Months Ended
                               September 30, 1997
                                   (Unaudited)

--------------------------------------------------------------------------------
NOTE A.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------------------

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

Operating results for the nine months ended September 30, 1997 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in TIG's annual report on Form 10-K for the year ended December 31, 1996.

Earnings per Share ("EPS"). Primary EPS is calculated based upon the weighted average common shares outstanding ("average shares") during the period. In order to calculate average shares, unallocated ESOP shares and treasury shares are deducted from outstanding common shares. Common stock options are considered common stock equivalents and are included in average share calculations if dilutive. To obtain net income attributable to common shareholders for EPS computations, preferred stock dividends are deducted from net income. Refer also to Exhibit 11 and Note E.

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

Treasury Stock. At September 30, 1997, the Board of Directors had authorized the repurchase of up to 18.75 million shares of TIG Holdings common stock. The Company uses the cost method to record the purchase of treasury shares.

                               TIG HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  For the Nine Months Ended September 30, 1997
                                   (Unaudited)

--------------------------------------------------------------------------------
NOTE B.  MANDATORY REDEEMABLE 8.597% CAPITAL SECURITIES OF SUBSIDIARY TRUST
--------------------------------------------------------------------------------

In January 1997, TIG Capital Trust I ("TIG Capital" or the "Trust"), a statutory business trust under Delaware law and a trust subsidiary of TIG Holdings, completed a private offering for $125 million of 8.597% capital securities. TIG Holdings is the initial holder of 100% of the common securities of TIG Capital. Holders of the capital securities of the Trust will have a preference under certain circumstances over the holders of common securities of the Trust with respect to cash distributions and amounts payable on liquidation, redemption, or otherwise. Interest on the 8.597% capital securities is payable semi-annually.

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


--------------------------------------------------------------------------------
NOTE C.   1996 ACTIONS
--------------------------------------------------------------------------------

Restructuring charges. In February 1996, TIG announced the reorganization of its commercial operations and plans to exit certain lines of business that failed to meet profitability standards. As a result of this reorganization, TIG took the following actions: 1) combined its Specialty Commercial and Workers' Compensation divisions to form a new division called Commercial Specialty, 2) identified field offices for consolidation and closure, 3) identified lines of business for non-renewal or cancellation for which 1995 net premium written was approximately $190 million, 4) formed a run-off division to administer contractually required policy renewals for run-off lines of business, and 5) notified approximately 600 employees that their positions would be eliminated. Net premium written for Other Lines has been reduced to $2 million for the first nine months of 1997, and management estimates that the last renewals for remaining policies in force will be processed by late 1997.

TIG recorded a $100 million accrual in first quarter 1996 for estimated restructuring charges comprised of severance of $17 million; contractual policy obligations of $37 million; office lease terminations of $18 million; furniture, equipment and capitalized software write-downs of $12 million; and a reserve for litigation and credit issues related to terminated producers of $16 million.

TIG re-evaluated the $100 million restructuring charge as of June 30, 1997. Although the total amount of the restructuring charge remained unchanged, the components were revised to the following: severance of $13 million; contractual policy obligations of $43 million; office lease terminations of $16 million; furniture, equipment and capitalized software write-downs of $10 million; and a reserve for litigation and credit issues related to terminated producers of $18 million. Severance costs were less than originally estimated due to the employment of certain TIG associates by third party service providers. The reduction in severance was effectively offset by increased costs for contractual policy obligations associated with outsourcing contracts. The revised estimates for leases, asset write-downs, and producer credit issues reflect minor adjustments to original assumptions based on activity through June 30, 1997. Charges against the restructure accrual of $70 million have been recorded since March 1996 and are comprised of $11 million in severance, $39 million in contractual policy obligations, $13 million in lease termination costs, and $7 million in asset write-downs

                               TIG HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  For the Nine Months Ended September 30, 1997
                                   (unaudited)

--------------------------------------------------------------------------------

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

Income Taxes. In March 1996, TIG entered into settlement agreements with the IRS on several outstanding audit assessments, which resulted in a redetermination of certain tax liabilities related to tax years prior to TIG's initial public offering (IPO) of April 27, 1993. As a result of the redetermination, a $20 million deferred tax benefit was recognized in first quarter 1996.


--------------------------------------------------------------------------------
NOTE D.  CONTINGENCIES
--------------------------------------------------------------------------------

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

TIG's Federal income tax returns are routinely audited by the Internal Revenue Service (IRS) and provisions are made in the financial statements in anticipation of the results of these audits. Following a routine federal income tax audit by the IRS, in September 1997 the IRS issued a Statutory Notice of Deficiency for the tax year 1993 and a Revenue Agent's Report for 1994 asserting a tax liability of approximately $170 million excluding interest. The IRS's asserted tax adjustments principally relate to the acquisition made by TIG under the Section 338(h)(10) election of April 27, 1993 in conjunction with TIG's IPO and primarily generate temporary differences by creating income in 1993 with corresponding deductions in 1993 and future years. TIG strongly disagrees with the IRS's position and intends to file a Tax Court Petition challenging it in the fourth quarter of 1997. While the timing of cash tax payments may be impacted, management believes that revisions to TIG's recorded tax liability, if any, arising from the IRS's audit will not materially impact consolidated net income or the financial condition of the Company.

                               TIG HOLDINGS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------
NOTE E.  STATEMENT OF FINANCIAL ACCOUNTING STANDARDS 128 "EARNINGS PER SHARE"
--------------------------------------------------------------------------------

In February 1997, the Financial Accounting Standards Board issued Statement 128 "Earnings per Share" ("Statement 128"), which established a new calculation for earnings per share showing both the "Basic" and "Diluted" earnings per share effective for periods ending after December 15, 1997. Basic earnings per share will be calculated using only weighted average shares outstanding with no dilutive impact from common stock equivalents while the diluted earnings per share calculation is similar to the current fully diluted earnings per share calculation. All prior period earnings per share will be restated to be consistent with the new requirements. If earnings per share had been calculated in accordance with Statement 128, management estimates that the basic earnings per share for third quarter 1997 and 1996 would have been $0.77 and $0.67, respectively, and the first nine months of 1997 and 1996 would have been $2.18 and $0.68, respectively. Management estimates that the diluted earnings per share according to Statement 128 for third quarter 1997 and 1996 would have been $0.74 and $0.65, respectively, and for the first nine months of 1997 and 1996 would have been $2.10 and $0.66, respectively.


--------------------------------------------------------------------------------
NOTE F.  PENDING SALE OF INDEPENDENT AGENCY INSURANCE OPERATIONS
--------------------------------------------------------------------------------

On September 30, 1997, TIG entered into a definitive agreement to sell the Independent Agents unit of its Retail Division, based in Battle Creek, Michigan, for $65 million in cash to Nationwide Mutual Insurance Company ("Nationwide"). The purchase price will be adjusted by the surplus of TIG Countrywide Insurance Company ("CIC"), which is included in the sale, after giving effect to certain transactions. TIG estimates that there will be no significant capital gain or loss recognized on the sale. Assuming required regulatory approvals are obtained, the sale is expected to be effective December 31, 1997. At closing, TIG will enter into several reinsurance arrangements with CIC and cede all outstanding loss and LAE reserves, unearned premium reserves and premium receivables. To allow CIC and Nationwide time to make appropriate regulatory filings, TIG will continue to write Independent Agents business and cede such business 100% to CIC for up to two years, or longer, if needed. TIG has also agreed to provide information system services to Nationwide for the processing of this business for a period of up to two years. Independent Agents gross premium written for the first nine months of 1997 and the year ended December 31, 1996 totaled $226 million and $300 million, respectively.

                               TIG HOLDINGS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

The following discussion provides management's assessment of financial results for the three and nine months ended September 30, 1997 as compared to the three and nine months ended September 30, 1996 and material changes in financial position from December 31, 1996 to September 30, 1997 for TIG Holdings, Inc. ("TIG Holdings") and its subsidiaries (collectively "TIG" or the "Company"). The analysis focuses on the performance of TIG's three major operating divisions, Reinsurance, Commercial Specialty and Retail, and its investment portfolio and presents management's expectations for the near future. Lines of business that have been de-emphasized ("Other Lines") are discussed at Item 2.5. This discussion updates the "Management's Discussion and Analysis" in the 1996 Annual Report to Shareholders and should be read in conjunction therewith. Key industry terms that appear in the Management's Discussion and Analysis and elsewhere in this document are defined at Item 2.10 - Glossary. Certain reclassifications of prior years' amounts have been made to conform with the 1997 presentation.

Statements contained in the Management's Discussion and Analysis, and elsewhere in this document which are based on management's projections, estimates and assumptions are forward-looking statements. Management would like to caution readers regarding its forward-looking statements (see Item 2.9 - Forward-Looking Statements).


--------------------------------------------------------------------------------
2.1   CONSOLIDATED RESULTS
--------------------------------------------------------------------------------

Overview. Results of operations for the three and nine months ended September 30, 1997 and 1996 are presented below:

                                                         Three Months                       Nine Months
                                                      Ended September 30,               Ended September 30,
                                                  --------------------------- --- -- ---------------------------
(In millions)                                         1997          1996                 1997          1996
------------------------------------------------- ------------- ------------- ------ ------------- -------------
Gross premium written                                 $533          $496               $1,467        $1,472
------------------------------------------------- ------------- ------------- ------ ------------- -------------
Net premium written                                   $410          $396               $1,179        $1,183
------------------------------------------------- ------------- ------------- ------ ------------- -------------
Net premium earned                                    $380          $387               $1,091        $1,162

Less:  Net loss and LAE incurred                       259           283                  761           870
       Commission expense                               82            77                  219           226
       Premium related expense                          11            11                   32            39
       Other underwriting expense                       29            23                   93            83
------------------------------------------------- ------------- ------------- ------ ------------- -------------
       Underwriting loss                                (1)           (7)                 (14)          (56)

Net investment income                                   71            74                  219           216
Net realized investment gain (loss)                      1            (1)                   6            (6)
Corporate expenses                                      11            10                   30            28
Interest expense                                         5             3                   15             7
Restructuring charges                                    -             -                    -           100
------------------------------------------------- ------------- ------------- ------ ------------- -------------
Income before tax  (expense) benefit                    55            53                  166            19
Income tax (expense) benefit                           (15)          (16)                 (51)           21
------------------------------------------------- ------------- ------------- ------ ------------- -------------

Net income                                             $40           $37                 $115           $40
------------------------------------------------- ------------- ------------- ------ ------------- -------------
Income excluding investment gains (losses)
     and restructuring charges                         $39           $38                 $111          $109
------------------------------------------------- ------------- ------------- ------ ------------- -------------

                               TIG HOLDINGS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

Net income of $40 million for third quarter 1997 increased 8.1% over 1996 primarily due to improvements in underwriting results, offset in part by a slight decline in investment income and increased interest expense. In January 1997, $125 million of mandatory redeemable capital securities were issued (see Note B to the Condensed Consolidated Financial Statements), the proceeds of which are being used for general corporate purposes, which includes repurchases of TIG Holding's common stock.

Net income for the first nine months of 1997 increased by $75 million over 1996 due to restructuring charges of $100 million ($65 million after tax) recorded in 1996 in connection with the reorganization of commercial operations and the decision to exit certain underperforming programs. Income excluding restructuring charges and investment gains and losses increased slightly. Underwriting loss decreased by $42 million in the first nine months of 1997 as compared to 1996 due to reserve strengthening of $31 million recorded in Other Lines in first quarter 1996 and decreased property and catastrophe losses in 1997 compared to 1996. The impact of reserve strengthening on 1996 results was offset by a deferred tax benefit also recorded in first quarter 1996. For additional information regarding first quarter 1996 restructuring charges, reserve strengthening and income tax benefit, see Note C to the Condensed Consolidated Financial Statements. Interest expense increased due to the aforementioned issuance of $125 million in mandatory redeemable capital securities in January 1997.

Since mid-1993, TIG has sought to reduce operating expenses and improve profitability by eliminating lines of business requiring high cost processing on a policy by policy basis. On September 30, 1997 TIG entered into a definitive agreement to sell the Independent Agents unit of its Retail Division, based in Battle Creek, Michigan, to Nationwide Mutual Insurance Company. The business to be sold consists of individually underwritten personal lines products produced through a network of independent agents. In conjunction with the sale, TIG anticipates that the employees that support this unit will be offered employment with Nationwide Mutual Insurance Company. Upon completion of this sale, which is expected to be effective December 31, 1997, TIG will have taken another step in its ongoing efforts to exit administratively intensive businesses in order to focus on underwriting intensive Specialty business. See Note F for additional information regarding the pending sale of Independent Agents business.

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

                                            Three Months                                Nine Months
                                        Ended September 30,                         Ended September 30,
                                -------------------------------------      --------------------------------------
                                      1997               1996                     1997               1996
                                ------------------ ------------------      ------------------- ------------------
    (In millions)                 NPW       %        NPW       %             NPW        %        NPW        %
    --------------------------- -------- --------- -------- ---------      --------- --------- --------- --------
    Reinsurance                  $124        30%    $139         35%         $408       35%      $421      35%
    Commercial Specialty          179        44%     125         32%          451       38%       340      29%
    Retail                        108        26%      91         23%          318       27%       270      23%
    Other Lines                    (1)       - %      41         10%            2       - %       152      13%
    --------------------------- -------- --------- -------- ---------      --------- --------- --------- --------
        Net premium written      $410       100%    $396        100%       $1,179      100%    $1,183     100%
    --------------------------- -------- --------- -------- ---------      --------- --------- --------- --------

Third quarter 1997 premium increased $14 million, or 3.5% over third quarter 1996; however, the Company's on-going operating divisions had premium growth of $56 million, or 15.8%. Growth in Commercial Specialty premium resulted from new business in the Workers' Compensation and Primary Casualty units as discussed at
Item 2.3. Growth in Retail premium was driven by the Non-standard Auto unit as well as production from the new Alternative Distribution unit as discussed at
Item 2.4. The premium growth in on-going operating divisions was partially offset by a $42 million decline in Other Lines premium as a result of the Company's efforts to non-renew Other Lines business.

                               TIG HOLDINGS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

Underwriting Results. The following table presents the components of the Company's statutory combined ratio:


                                                  Three Months                               Nine Months
                                               Ended September 30,                       Ended September 30,
                                      ----------------------------------        ----------------------------------
     Statutory ratios                       1997             1996                     1997             1996
     -------------------------------- ----------------- ----------------        ----------------- ----------------
     Loss and LAE                           68.1             73.0                     69.8             74.8
     -------------------------------- ----------------- ----------------        ----------------- ----------------
     Commission expense                     21.3             19.9                     19.9             19.8
     Premium related expense                 2.9              3.0                      2.8              3.2
     Other underwriting expense              8.2              6.3                      8.4              6.8
     -------------------------------- ----------------- ----------------        ----------------- ----------------
          Total underwriting expense        32.4             29.2                     31.1             29.8
     Policyholder dividends ratio            0.7              0.8                      0.9              1.0
     -------------------------------- ----------------- ----------------        ----------------- ----------------
              Combined ratio               101.2            103.0                    101.8            105.6
     -------------------------------- ----------------- ----------------        ----------------- ----------------

The combined ratio for both the third quarter and first nine months of 1997 improved over 1996. Factors impacting 1997 were lower catastrophe and property loss activity, and premium tax refunds off-set in part by an increased commission ratio as a result of higher commission structures on new program business. The other underwriting expense ratio also increased as a result of start up costs incurred by all ongoing operating divisions for program development. For the nine months ended September 30, 1996, the consolidated loss and LAE ratios were increased by 2.7 percentage points due to reserve strengthening of $31 million recorded in first quarter 1996 for Other Lines.

--------------------------------------------------------------------------------
2.2  REINSURANCE
--------------------------------------------------------------------------------

TIG's reinsurance operations are conducted through TIG Reinsurance Company ("TIG Re") which is based in Stamford, Connecticut. TIG Re operates through eight business units which employ similar underwriting principles but serve differing market needs: Specialty Casualty, Traditional Treaty, London Branch, a Lloyd's Syndicate, Reverse Flow, Specialty Property, Finite Reinsurance and Facultative. Specialty Casualty emphasizes general liability and professional liability lines. TIG Re is often a lead underwriter in these transactions which are usually structured on an excess-of-loss basis. Traditional Treaty reinsures "standard" property/casualty business. The London Branch focuses on worldwide property exposures, with casualty underwriting having been introduced in late 1996, while a fully integrated Lloyd's vehicle (underwriting syndicate) was introduced in December 1996. Reverse Flow is an alternative distribution mechanism whereby general agents submit program business to TIG Re through an intermediary, who then works with select reinsurance intermediaries to provide a primary insurer to issue the policy and then cede a significant portion of the risk to TIG Re. Specialty Property covers both domestic and international exposures. Finite Reinsurance provides clients with integrated underwriting approaches to control the volatility of financial results over time. In late 1996, TIG Re opened nine facultative offices which currently offer casualty risks, writing both single risk and automatic facility business.

Premium. The following table summarizes TIG Re's premium production:

                                             Three Months                                 Nine Months
                                          Ended September 30,                         Ended September 30,
                                 --------------------------------------      --------------------------------------
                                        1997               1996                     1997               1996
                                 ------------------- ------------------      ------------------- ------------------
    (In millions)                  NPW        %        NPW       %             NPW        %        NPW       %
    ---------------------------- --------- --------- -------- ---------      --------- --------- -------- ---------
    Specialty Casualty               $38       31%     $72        52%          $150         37%   $257        61%
    Traditional Treaty                35       28%      29        21%            75         18%     52        12%
    London Branch & Lloyd's           15       12%       7         5%            57         14%     21         5%
    Reverse Flow                      21       17%      20        14%            50         12%     40        10%
    Specialty Property                 7        6%       6         4%            33          8%     34         8%
    Finite                             3        2%       5         4%            27          7%     17         4%
    Facultative                        5        4%       -        - %            16          4%      -        - %
    ---------------------------- --------- --------- -------- ---------      --------- --------- -------- ---------
         Net premium written        $124      100%    $139       100%          $408        100%   $421       100%
    ---------------------------- --------- --------- -------- ---------      --------- --------- -------- ---------
         Gross premium written      $147              $151                     $459               $446
    ---------------------------- --------- --------- -------- ---------      --------- --------- -------- ---------

                               TIG HOLDINGS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

Gross premium written declined slightly in third quarter 1997 as compared to 1996 as new business written was not sufficient to offset the non-renewal of several significant treaties. The slight increase in gross written premium for the first nine months of 1997 is primarily derived from new business initiatives. The majority of new business is attributable to production in marketing segments established during the past two years such as the London Branch, a Lloyd's syndicate, Reverse Flow, Finite and Facultative. In response to highly competitive market conditions in its core Specialty Casualty market, TIG Re has focused on the development of new distribution channels. Increases in aggregate reinsurance cessions resulted in decreased premium retention. Net premium written declined by 11% and 3%, respectively, for the third quarter and the first nine months of 1997.

Approximately 74% of business eligible for renewal for the first nine months of 1997 was retained as compared to 84% for 1996. The decline is primarily attributable to the non-renewal of two significant Specialty Casualty programs as a result of re-underwriting initiatives instituted by TIG Re in response to soft market conditions and re-evaluations of current treaty profitability.
Furthermore, one other Specialty Casualty program was renewed at a reduced participation in 1997, and one Reverse Flow program has been canceled with an effective date of January 1, 1998. Net premium related to these four programs was $13 million and $26 million for the third quarter and the first nine months of 1997, respectively, as compared to $23 million and $81 million for the corresponding 1996 periods.

Underwriting Results. The following table summarizes TIG Re's underwriting results:

                                                             Three Months                       Nine Months
                                                         Ended September 30,                Ended September 30,
                                                    ---------------------------        ---------------------------
     (In millions)                                      1997          1996                 1997          1996
     ---------------------------------------------- ------------- -------------        ------------- -------------
     Net premium earned                                $146          $136                  $393          $401
     Less:
         Net loss and LAE incurred                      101            98                   281           289
         Commission expense                              40            34                    97           100
         Other underwriting expense                       9             6                    28            18
     ---------------------------------------------- ------------- -------------        ------------- -------------
                  Underwriting loss                     $(4)          $(2)                 $(13)          $(6)
     ---------------------------------------------- ------------- -------------        ------------- -------------

     Statutory ratios
     ---------------------------------------------- ------------- -------------        ------------- -------------
     Loss and LAE                                        69.4           72.5                 71.3          72.0
     Commission                                          27.2           25.0                 24.2          25.3
     Other underwriting                                   9.1            4.5                  7.7           4.5
     ---------------------------------------------- ------------- -------------        ------------- -------------
                  Combined ratio                        105.7          102.0                103.2         101.8
     ---------------------------------------------- ------------- -------------        ------------- -------------

Start up costs for TIG Re's facultative reinsurance unit and the Lloyd's syndicate, both established in late 1996, are principally responsible for the increase in other underwriting expense and underwriting loss for both third quarter 1997 and the first nine months of 1997 as compared to 1996. In addition, soft market conditions produced slower premium growth than anticipated, resulting in an increase in the underwriting expense ratio for both the quarter and year to date over prior year amounts.

                               TIG HOLDINGS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------
2.3  COMMERCIAL SPECIALTY
--------------------------------------------------------------------------------

Commercial Specialty, based in Irving, Texas, provides specialized insurance products through five main business units: Sports and Leisure, Workers' Compensation, Lloyd's Syndicates, Primary Casualty and Excess Casualty. The Sports and Leisure unit offers coverages for professional and amateur sports events. Coverages include spectator liability and participant legal liability, including property and liability packages for a variety of entertainment and leisure activities. Workers' Compensation provides benefits to employees as mandated by state laws for employment-related accidents, injuries or illnesses. Commercial Specialty participates in three Lloyd's syndicates which principally write marine, U.K. property and aviation business. The Primary Casualty unit focuses on commercial auto, professional liability, construction and marine programs. These programs generally offer a customized package of coverages designed for a specific "niche" market and are produced through a limited number of general agents. The Excess Casualty unit offers lead umbrella and excess umbrella policies. Lead umbrella policies provide liability protection for manufacturing, financial, and service related business above the limits of the primary coverage. Excess umbrella policies provide similar coverage above the lead excess limits.

Premium. Net premium written increased by 43% for the third quarter of 1997 and 33% for the first nine months of 1997 as compared to the corresponding 1996 periods. This growth was derived primarily from Workers' Compensation, the new Lloyd's Syndicates and the Primary Casualty units. Third quarter 1997 Workers' Compensation premium benefited from the assumption of an existing book of program business produced by an agency which will also provide loss management services. Primary Casualty premium growth was attributable to new construction and professional liability business. In December 1996, TIG acquired a majority interest in a Lloyd's agency which manages three syndicates and established a corporate name with an approximate 20% share of the managed syndicates' stamp capacity. As the majority of syndicate business renews in the first quarter, syndicate premium will not significantly impact the remainder of 1997. The following table summarizes Commercial Specialty net premium written by business unit:

                                             Three Months                                 Nine Months
                                          Ended September 30,                         Ended September 30,
                                 --------------------------------------      --------------------------------------
                                        1997               1996                     1997               1996
                                 ------------------- ------------------      ------------------- ------------------
    (In millions)                  NPW        %        NPW       %             NPW        %        NPW       %
    ---------------------------- --------- --------- -------- ---------      --------- --------- -------- ---------
    Workers' Compensation            $80       45%      $46       37%           $188        42%   $142        42%
    Sports and Leisure                56       31%       53       42%            142        31%    133        39%
    Primary Casualty                  29       16%       17       14%             69        15%     46        13%
    Lloyd's Syndicates                 3        2%       -        - %             27         6%      -        - %
    Excess Casualty & Other           11        6%        9        7%             25         6%     19         6%
    ---------------------------- --------- --------- -------- ---------      --------- --------- -------- ---------
         Net premium written        $179      100%     $125      100%           $451       100%   $340       100%
    ---------------------------- --------- --------- -------- ---------      --------- --------- -------- ---------
         Gross premium written      $245               $168                     $594              $448
    ---------------------------- --------- --------- -------- ---------      --------- --------- -------- ---------

                               TIG HOLDINGS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

Underwriting   Results.   Underwriting  results  for  Commercial  Specialty  are
presented below:

                                                             Three Months                       Nine Months
                                                         Ended September 30,                Ended September 30,
                                                    ---------------------------        ---------------------------
     (In millions)                                      1997          1996                 1997          1996
     ---------------------------------------------- ------------- -------------        ------------- -------------
     Net premium earned                                $129          $112                 $353          $305
     Less:
          Net loss and LAE incurred                      87            79                  241           214
          Commission expense                             27            22                   67            57
          Premium related expense                         4             4                   13            14
          Other underwriting expense                      9             8                   33            23
          Policyholder dividends incurred                 2             1                    5             4
     ---------------------------------------------- ------------- -------------        ------------- -------------
              Underwriting loss                         $ -           $(2)                 $(6)          $(7)
     ---------------------------------------------- ------------- -------------        ------------- -------------

     Statutory ratios
     ---------------------------------------------- ------------- -------------        ------------- -------------
     Loss and LAE                                       67.0          70.4                68.4           70.3
     Commission                                         20.9          19.1                19.3           18.6
     Premium related                                     2.6           3.3                 3.3            4.2
     Other underwriting                                  6.6           6.7                 8.0            6.9
     Policyholder dividends                              1.9           2.6                 2.6            3.6
     ---------------------------------------------- ------------- -------------        ------------- -------------
              Combined ratio                            99.0         102.1               101.6          103.6
     ---------------------------------------------- ------------- -------------        ------------- -------------

Commercial Specialty's underwriting loss declined by $2 million in third quarter 1997 as compared to third quarter 1996 and declined by $1 million for the first nine months of 1997 as compared to the first nine months of 1996. The improvement in underwriting results is primarily attributable to decreased property losses and improvements in Workers' Compensation results as a consequence of focusing on more profitable states. These trends were reflected in an improved combined ratio for both third quarter 1997 and first nine months of 1997 compared to prior year results.


--------------------------------------------------------------------------------
2.4  RETAIL
--------------------------------------------------------------------------------

The Retail division provides personal lines and small business insurance products through four main business units: Independent Agents (see Item 2.1 and Note F for information regarding the pending sale of the Independent Agents unit), Non-standard Auto, Alternative Distribution and Small Business. Independent Agents, based in Battle Creek, Michigan, markets principally standard personal auto and homeowners coverages through approximately 400 active independent agents focused in ten core states. Non-standard Auto provides auto physical damage and liability coverages to higher risk insureds principally through managing general agents. Alternative Distribution markets personal lines insurance through non-traditional channels, such as direct marketing, group and affiliation marketing, and electronic commerce. Small Business provides commercial property, liability, and auto coverages to small business owners through independent agents, primarily in Hawaii, Arizona and California.

                               TIG HOLDINGS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

Premium. Retail net premium written increased by approximately 19% and 18% for the third quarter and first nine months of 1997, respectively, as compared to the corresponding 1996 periods. Premium growth for third quarter 1997 was driven by the Non-standard Auto unit and resulted primarily from increased production in California and Texas. The Alternative Distribution unit recently commenced operations, generating $9 million and $16 million of production in the third quarter and first nine months of 1997, respectively. The increasing production is attributable to additional sales staff and licensing in additional states. The decrease in Independent Agents net premium written during the third quarter of 1997 is primarily the of result the Company having re-evaluated its relationship with certain agents and having identified under-performing business which had net written premium of approximately $21 million and $73 million for the third quarter and first nine months of 1997, respectively, as compared to $28 million and $86 million for the corresponding 1996 periods. TIG does not intend to renew this under-performing business over the next several years (see
Item 2.1 and Note F - for information regarding the pending sale of the Independent Agents unit).

                                             Three Months                                 Nine Months
                                          Ended September 30,                         Ended September 30,
                                 --------------------------------------      --------------------------------------
                                        1997               1996                     1997               1996
                                 ------------------- ------------------      ------------------- ------------------
    (In millions)                  NPW        %        NPW       %             NPW        %        NPW       %
    ---------------------------- --------- --------- -------- ---------      --------- --------- -------- ---------
    Independent Agents               $59        55%    $67         74%         $200         63%   $197        73%
    Non-standard Auto                 26        24%      9         10%           55         17%     27        10%
    Alternative Distributions          9         8%      -        - %            16          5%      -        - %
    Small Business                    14        13%     15         16%           47         15%     46        17%
    ---------------------------- --------- --------- -------- ---------      --------- --------- -------- ---------
         Net premium written        $108       100%    $91        100%         $318        100%   $270       100%
    ---------------------------- --------- --------- -------- ---------      --------- --------- -------- ---------
         Gross premium written      $131              $102                     $360               $304
    ---------------------------- --------- --------- -------- ---------      --------- --------- -------- ---------

Underwriting Results.   Underwriting results for Retail are presented below:

                                                             Three Months                       Nine Months
                                                         Ended September 30,                Ended September 30,
                                                    ---------------------------        ---------------------------
     (In millions)                                      1997          1996                 1997          1996
     ---------------------------------------------- ------------- -------------        ------------- -------------
     Net premium earned                                $101           $89                 $307           $261
     Less:
          Net loss and LAE incurred                      67            66                  213            188
          Commission expense                             17            14                   49             41
          Premium related expense                         4             3                   13             12
          Other underwriting expense                      9             7                   26             22
     ---------------------------------------------- ------------- -------------        ------------- -------------
            Underwriting gain (loss)                     $4           $(1)                  $6            $(2)
     ---------------------------------------------- ------------- -------------        ------------- -------------

     Statutory ratios
     ---------------------------------------------- ------------- -------------        ------------- -------------
     Loss and LAE                                       66.9          73.6                69.4           71.9
     Commission                                         16.9          15.4                15.8           15.9
     Premium related                                     4.4           4.1                 4.1            4.5
     Other underwriting                                  9.3           8.6                 9.3            8.8
     ---------------------------------------------- ------------- -------------        ------------- -------------
            Combined ratio                              97.5         101.7                98.6          101.1
     ---------------------------------------------- ------------- ------------- ------ ------------- -------------

The improvement in Retail's underwriting results for the third quarter and the first nine months of 1997 as compared to 1996 is primarily due to decreased property and catastrophe losses incurred during 1997. Catastrophe losses contributed a 1.3 and 1.6 percentage point improvement in Retail's loss and LAE ratio for the third quarter and first nine months of 1997 as compared to the respective 1996 periods. The improving trends in property losses were reflected in an improved combined ratio.

                               TIG HOLDINGS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------
2.5  OTHER LINES
--------------------------------------------------------------------------------

Other Lines principally includes commercial products which have been placed in run-off due to the failure to meet profitability standards. Approximately 95% of this business was placed in run-off in the first quarter of 1996. Most premium written in run-off programs after the "exit date" represents contractually required renewals. Net premium written in the third quarter of 1997 was negative due to audits, write-offs and retro adjustments on certain policies. Non-renewal of Other Lines business has generally progressed at a faster rate than originally expected by management. Costs to administer required renewals were accrued through a $100 million restructure charge and loss and LAE reserves for Other Lines were increased by $31 million during first quarter 1996 (see Note C to Condensed Consolidated Financial Statements). Underwriting results for Other Lines are presented below:

                                                             Three Months                       Nine Months
                                                         Ended September 30,                Ended September 30,
                                                    ---------------------------        ---------------------------
     (In millions)                                      1997          1996                 1997          1996
     ---------------------------------------------- ------------- -------------        ------------- -------------
     Gross premium written                              $10           $75                  $54           $274
     ---------------------------------------------- ------------- -------------        ------------- -------------
     Net premium written                               $ (1)          $41                   $2           $152
     ---------------------------------------------- ------------- -------------        ------------- -------------
     Net premium earned                                $  4           $50                  $38           $195
     Less:
          Net loss and LAE incurred                       4            40                   26            179
          Commission expense                             (2)            7                    6             28
          Premium related expense                         2             3                    4             12
          Other underwriting expense                      1             2                    3             17
     ---------------------------------------------- ------------- -------------        ------------- -------------
            Underwriting  loss                          $(1)          $(2)                 $(1)          $(41)
     ---------------------------------------------- ------------- -------------        ------------- -------------


--------------------------------------------------------------------------------
2.6  INVESTMENTS
--------------------------------------------------------------------------------

Investment Mix. TIG's ongoing investment strategies strive to provide the Company with a balance of liquidity and return, within corporate credit guidelines and regulatory restrictions. The following chart summarizes TIG's investment portfolio by investment type:

                                                September 30, 1997                     December 31, 1996
                                           -----------------------------          -----------------------------
                                              Market       % of Market               Market       % of Market
     (In millions)                             Value        Portfolio                Value         Portfolio
     ------------------------------------- -------------- --------------         --------------- ---------------
     Corporate and other bonds                $1,271             29%                $1,242               29%
     U.S. government bonds                     1,179             27%                 1,070               25%
     Mortgage-backed securities                1,033             23%                 1,210               29%
     Municipal bonds                             735             17%                   535               13%
     ------------------------------------- -------------- --------------         --------------- ---------------
     Total fixed maturity investments         $4,218             96%                $4,057               96%
     Short-term investments                      159              4%                   139                3%
     Other investments                            28              -%                    37                1%
     ------------------------------------- -------------- --------------         --------------- ---------------
     Total invested assets                    $4,405            100%                $4,233              100%
     ------------------------------------- -------------- --------------         --------------- ---------------

The portfolio gross book yield at September 30, 1997 was 7.3%, as compared to 7.5% at December 31, 1996, primarily as a result of an increase in tax preferred bonds.

                               TIG HOLDINGS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

Approximately one-fourth of TIG's portfolio consists of mortgage-backed securities ("MBS"). AAA rated United States federal government agency mortgages now represent approximately 91% of TIG's exposure to MBS. A risk inherent in MBS is prepayment risk related to interest rate volatility. The underlying mortgages may be repaid earlier or later than originally anticipated, depending on the repayment and refinancing activity of the underlying homeowners. Should this occur, TIG would receive paydowns on the principal amount which may have been purchased at a premium or discount and TIG's investment income would be affected by any adjustments to amortization resulting from the prepayments. TIG's consolidated financial results have not been materially impacted by prepayments of MBS. Additionally, interest rate volatility can affect the market value of MBS. All MBS held in the portfolio can be traded in the public market.

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

No futures contracts positions were open at September 30, 1997, or December 31, 1996. There were $14 million notional face amount of interest rate swaps at September 30, 1997, unchanged from December 31, 1996. Total fair value of derivative positions were approximately $77 million, representing 1.76% of the total investment asset holdings at September 30, 1997 as compared to $85 million at December 31, 1996. All TIG derivative financial instruments were with financial institutions rated "A" or better by one or more of the major credit rating agencies.

Investment Life and Duration. TIG's objective is to maintain the weighted average life of its investment portfolio between 8 and 11 years and the weighted average duration between 4 and 7 years. At September 30, 1997, the weighted average life of TIG's investment portfolio was 9.9 years compared to 10.3 years at December 31, 1996. At September 30, 1997, the weighted average duration of TIG's investment portfolio was 5.3 years compared to 5.6 years at December 31, 1996.

Investments in TBA's. TIG routinely enters into commitments to purchase securities on a "To Be Announced" ("TBA") basis for which the interest rate risk remains with TIG until the date of delivery and payment. Delivery and payment of securities purchased on a TBA basis can take place a month or more after the date of the transaction. These securities are subject to market fluctuations during this period and it is the Company's policy to recognize any gains and losses only when they are realized. TIG currently maintains cash and short-term investments with a fair value exceeding the amount of its TBA purchase commitments. At September 30, 1997, the net TBA purchase commitments amounted to $96 million and had a fair value of $99 million compared to TBA commitments of $46 million and a fair value of $46 million at December 31, 1996.

Unrealized gains. Net pre-tax unrealized gains increased by $54 million during the first nine months of 1997 due to overall market value increases. As of September 30, 1997, the aggregate net unrealized gain on TIG's investment portfolio was $135 million. The following is a summary of net unrealized gains (losses) by type of security:

      (In millions)                                 September 30, 1997    December 31, 1996       Change
      -------------------------------------------- --------------------- --------------------- --------------
      Municipal bonds                                       $38                   $33             $5
      Mortgage-backed securities                              8                    (9)            17
      US government bonds                                    51                    32             19
      Corporate and other bonds                              35                    25             10
      Other investments                                       3                     -              3
      -------------------------------------------- --------------------- --------------------- --------------
             Net unrealized gains                          $135                   $81            $54
      -------------------------------------------- --------------------- --------------------- --------------

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


                                                       Three Months                     Nine Months
                                                   Ended September 30,              Ended September 30,
                                                ---------------------------      ---------------------------
       (In millions)                                1997          1996               1997          1996
      ----------------------------------------- ------------- -------------      ------------- -------------
      Fixed maturity investments:
             Taxable                                 $66          $67                $203           $195
             Tax-exempt                                8            8                  23             27
      Short-term and other investments                 1            1                   4              5
      ----------------------------------------- ------------- -------------      ------------- -------------
      Total gross investment income                   75           76                 230            227
      Investment expenses, interest and other         (4)          (2)                (11)          (11)
      ----------------------------------------- ------------- -------------      ------------- -------------
      Total net investment income                    $71          $74                $219           $216
      ----------------------------------------- ------------- -------------      ------------- -------------
      After-tax net investment yield                4.43%          4.69%               4.62%         4.54%
      ----------------------------------------- ------------- -------------      ------------- -------------

Investment Quality. The table below shows the rating distribution of TIG's fixed maturity portfolio:

                                                     September 30, 1997               December 31, 1996
                                                ---------------------------       ---------------------------
                                                   Market         % of               Market         % of
     Standard & Poor's/Moody's                     Value       Portfolio             Value       Portfolio
     ------------------------------------------ ------------- -------------       ------------- -------------
     (In millions)
     AAA/Aaa                                      $2,933          69.5%              $2,787         68.7%
     AA/Aa                                           263           6.3%                 194          4.8%
     A/A                                             248           5.9%                 329          8.1%
     BBB/Baa                                         270           6.4%                 232          5.7%
     Below BBB/Baa                                   504          11.9%                 515         12.7%
     ------------------------------------------ ------------- -------------       ------------- -------------
     Total fixed maturity investments             $4,218         100.0%              $4,057        100.0%
     ------------------------------------------ ------------- -------------       ------------- -------------

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

The information on credit quality in the preceding table is based upon the higher of the rating assigned to each issue of fixed income securities by either Standard & Poor's Rating Service or Moody's Investor Services, Inc. Where neither Standard & Poor's nor Moody's has assigned a rating to a particular fixed maturity issue, classification is based on 1) ratings available from other recognized rating services, 2) ratings assigned by the National Association of Insurance Commissioners Securities Valuation Office (the "SVO"), or 3) an internal assessment of the characteristics of the individual security, if no other rating is available.

The SVO assigns bond ratings for most publicly held bonds. The SVO ratings are used by insurers when preparing their annual statutory financial statements. State departments of insurance use the bond rating data when attempting to determine whether an insurer's holdings are sound. Investments must fit within certain regulatory guidelines of an insurer's domicilary state in order for an insurer to be licensed to do business in that state. The SVO ratings range from "1" to "6", with "1" and "2" being the higher quality, "3" being medium grade, and "4" through "6" being lower grade obligations. As of September 30, 1997 and December 31, 1996, approximately 90% and 87%, respectively, of TIG's portfolio, measured on a statutory carrying value basis, was invested in securities rated as "1" or "2".

                               TIG HOLDINGS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------
2.7  RESERVES
--------------------------------------------------------------------------------

TIG maintains reserves to cover its estimated ultimate liability for losses and loss adjustment expenses ("LAE") with respect to reported and unreported claims. TIG's reserves for losses and LAE totaled $3,691 million and $3,760 million at September 30, 1997 and December 31, 1996, respectively. The process of estimating loss and LAE reserves involves the active participation of an experienced actuarial staff with input from underwriting, claims, reinsurance, financial and legal departments. Management, using the advice of loss reserve specialists, makes a judgment as to the appropriate amount to record in the financial statements. Because reserves are estimates of ultimate losses and LAE, management monitors reserve adequacy over time, evaluating new information as it becomes known and adjusting reserves, as necessary. Such adjustments are reflected in current operations.

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

TIG's reserves include an estimate of TIG's ultimate liability for asbestos-related matters, environmental pollution, toxic tort and other non-sudden and accidental claims for which ultimate values cannot be estimated using traditional reserving techniques. TIG's "environmental" loss and LAE reserves totaled $37 million and $39 million at September 30, 1997 and December 31, 1996, respectively. TIG's environmental claims activity is predominately from hazardous waste and pollution-related claims rising from commercial insurance policies written prior to 1985. In connection with TIG's IPO in April 1993, an affiliate of TIG's former parent, Transamerica Corporation, agreed to pay 75% of up to $119 million of reserve development and newly reported claims, up to a maximum reimbursement of $89 million, on policies written prior to January 1, 1993, with respect to certain environmental claims involving paid losses and certain LAE in excess of TIG's environmental loss and LAE reserves at December 31, 1992. At September 30, 1997, the Transamerica affiliate had incurred no liability under this agreement.

During second quarter 1997, TIG completed a study of Company-wide loss reserves based on year-end 1996 data. The study indicated that the Company's reserve position net of available reinsurance coverage continues to be adequate. TIG will continue to monitor its reserve position and periodically conduct thorough loss reserve reviews. Management considers many factors when setting reserves, including: (i) current legal interpretations of coverage and liability; (ii) economic conditions; and (iii) internal methodologies which analyze TIG's experience with similar cases, information from ceding companies and historical trends, such as reserving patterns, loss payments, pending levels of unpaid claims and product mix. Based on these considerations, management believes that adequate provision has been made for TIG's loss and LAE reserves. Actual losses and LAE paid may deviate, perhaps substantially, from such reserves.

                               TIG HOLDINGS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------
2.8  LIQUIDITY AND CAPITAL RESOURCES
--------------------------------------------------------------------------------

Liquidity is a measure of an entity's ability to secure enough cash to meet its contractual obligations and operating needs. TIG requires cash primarily to pay policyholders' claims, operating expenses, policyholder dividends and interest expenses. Generally, premium is collected months or years before claims are paid under the policies purchased by the premium. These funds are used first to pay current claims and expenses. The balance is invested in securities to augment the investment income generated by the existing portfolio. Historically, TIG has had, and expects to continue to have, more than sufficient funds to pay claims, operating expenses, policyholder dividends and interest expenses.

Cash Flow From Operating Activities. The following table summarizes the significant components of cash flow from operations:

                                                   Three Months                           Nine Months
                                                Ended September 30,                   Ended September 30,
                                            ----------------------------           ---------------------------
      (In millions)                             1997          1996                     1997          1996
      ------------------------------------- ------------- --------------           ------------- -------------
      Reinsurance operations                    $21            $52                     $91          $140
      Primary operations and corporate           28             45                      63            29
      ------------------------------------- ------------- --------------           ------------- -------------
      On-going operations                        49             97                     154           169
      Run-off (Other Lines operations)          (11)           (58)                   (129)         (130)
      ------------------------------------- ------------- --------------           ------------- -------------
               Total                            $38            $39                     $25           $39
      ------------------------------------- ------------- --------------           ------------- -------------

The decrease in On-going operations cash flow for third quarter 1997 compared to 1996 is primarily attributable to a decline in overall premiums collected as a result of a decline in net premium written in Reinsurance operations and due to the timing of premiums collected in Primary operations. Run-off cash outflow has declined significantly for the quarter due primarily to a decrease in losses paid, net of reinsurance recoveries. Planned declines in Run-off premium production partially offset the reduced paid loss trends.

The decline in on-going operations cash flow for the first nine months 1997 as compared to 1996 is primarily attributable to an increase in paid losses in Reinsurance due to a shift in business to shorter tail lines and an increase in operating expenses paid in the company. Partially off-setting the increase in paid items were increased premium receipts in the Primary operations as a result of increasing production, and a decline in paid losses in Primary operations due primarily to the timing of loss payments and reinsurance recoverables in 1996. Run-off cash outflow was relatively flat for the nine months, however a significant planned decline in run-off premium production off-set slowing paid loss trends. Net premium written for run-off lines was $2 million for the first nine months of 1997 as compared to $152 million for the 1996 period. As of September 30, 1997, loss and LAE reserves for run-off business, net of reinsurance, were approximately $387 million, 90% of which are expected to be paid within the next 5 years.

Restrictions on Dividends from Insurance Subsidiaries. The maximum amount of shareholders dividends which the insurance subsidiaries can pay to TIG Holdings is limited to the greater of (i) 10% of statutory surplus as of the end of the preceding year or (ii) the statutory net income for the preceding year except that such amount may not exceed earned surplus. Accordingly, the maximum dividend payout to TIG Holdings from its subsidiaries that can be made without regulatory approval during 1997 is $155 million. TIG Holdings received $95 million in dividends from its insurance subsidiaries in the first nine months of 1997, as compared to $75 million for the first nine months of 1996. Aggregate investments and cash at TIG Holdings were $59 million at September 30, 1997, compared to $40 million at December 31, 1996.

                               TIG HOLDINGS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

Notes Payable. In December 1995, TIG Holdings established an unsecured revolving line of credit with maximum borrowings of $250 million. At September 30, 1997, TIG had no outstanding borrowings under this facility. In 1995, TIG Insurance Company entered into a five-year $50 million credit facility of which approximately $26 million was outstanding as of September 30, 1997 and $25 million was outstanding as of December 31, 1996. The facility is a direct financing arrangement with a third-party related to the sale leaseback of certain fixed assets. In addition, TIG Holdings had $98 million of 8.125% notes payable maturing in 2005 outstanding at September 30, 1997 and December 31, 1996.

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

Shareholders' Equity. Shareholders' equity increased by $12 million during the first nine months of 1997, primarily due to $115 million in net income, $36 million increase in unrealized gain on fixed maturities and $29 million in common stock issues partially offset by $145 million of common stock repurchases and $26 million of common and preferred stock dividends. Book value per share increased to $23.91 at September 30, 1997 from $22.41 at December 31, 1996. Excluding the impact of unrealized investment gains, the book value per share would have been $22.20 at September 30, 1997 and $21.45 at December 31, 1996.

As of September 30, 1997, the Board of Directors has authorized common stock repurchases of up to 18.75 million shares of TIG Holdings common stock. Under the repurchase plan, repurchases may be made from time to time on the open market at prevailing market prices or in privately negotiated transactions. Through September 30, 1997, 14.9 million shares have been repurchased (22.5% of total issued and outstanding including treasury shares at September 30, 1997) at an average cost per share of $28.21, for an aggregate cost of $421 million.

In January, April and July 1997, TIG Holdings declared quarterly common stock dividends of $.15 per share. The quarterly dividend rate for 1996 was $.05 per share.

                               TIG HOLDINGS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------
2.9  FORWARD-LOOKING STATEMENTS
--------------------------------------------------------------------------------

TIG Holdings would like to caution readers regarding certain forward-looking statements in the Management's Discussion and Analysis and elsewhere in this Form 10-Q. Statements which are based on management's projections, estimates and assumptions are forward-looking statements. The words "believe", "expect", "anticipate" and similar expressions generally identify forward-looking statements. While TIG Holdings believes in the veracity of all statements made herein, forward-looking statements are necessarily based upon a number of estimates and assumptions that, while considered reasonable by TIG Holdings, are inherently subject to significant business, economic and competitive uncertainties and contingencies, including without limitation:

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

                               TIG HOLDINGS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------
2.10  GLOSSARY
--------------------------------------------------------------------------------

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

                               TIG HOLDINGS, INC.
                           PART II. OTHER INFORMATION

--------------------------------------------------------------------------------
ITEM 1.  LEGAL PROCEEDINGS
--------------------------------------------------------------------------------

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

TIG's Federal income tax returns are routinely audited by the Internal Revenue Service (IRS) and provisions are made in the financial statements in anticipation of the results of these audits. Following a routine federal income tax audit by the IRS, in September 1997 the IRS issued a Statutory Notice of Deficiency for the tax year 1993 and a Revenue Agent's Report for 1994 asserting a tax liability of approximately $170 million excluding interest. The IRS's asserted tax adjustments principally relate to the acquisition made by TIG under the Section 338(h)(10) election of April 27, 1993 in conjunction with TIG's IPO, and primarily generate temporary differences by creating income in 1993 with corresponding deductions in 1993 and future years. TIG strongly disagrees with the IRS's position and intends to file a Tax Court Petition challenging it in the fourth quarter of 1997. While the timing of cash tax payments may be impacted, management believes that revisions to TIG's recorded tax liability, if any, arising from the IRS's audit will not materially impact consolidated net income or the financial condition of the Company.

                               TIG HOLDINGS, INC.
                           PART II. OTHER INFORMATION

--------------------------------------------------------------------------------
ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------------


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

     Exhibit 4.8: Form of Capital Securities Certificate of TIG Capital Trust I,(included as Exhibit E to Exhibit 4.7)

     Exhibit 10.1: TIG Holdings, Inc. 1996 Long-Term Incentive Plan Restricted Share Award Agreement.

     Exhibit 10.2: Tax Reimbursement Agreement dated November 11, 1996, between TIG Holdings, Inc. and Mary R. Hennessy.

     Exhibit 10.3: Purchase and Sale Agreement dated as of September 30, 1997, by and between TIG Insurance Company and Nationwide Mutual Insurance Company.

     Exhibit 11: Computation of Earnings Per Share.


(b) The Company did not file any reports on Form 8-K during the three months ended September 30, 1997.