Form 10-K
period 1997-12-31
TIG HOLDINGS INC
filed 1998-03-27
CIK 897430

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                             UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

                                FORM 10-K

                 Annual Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

--------------------------------------------------------------------------------
For the Fiscal Year Ended                                Commission File Number
December 31, 1997                                                 1-11856

                               TIG HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)

Delaware                                                    94-3172455
(State of Incorporation)                       (IRS Employer Identification No.)

                 65 East 55th Street, 28th Floor, New York, New
                   York 10022 (Address of principal executive
                               offices) (zip code)

                             Telephone: 212-446-2700

--------------------------------------------------------------------------------

Securities registered pursuant to Section 12 (b) of the Act:

  Common Stock, $0.01 Par Value           Registered -- New York Stock Exchange

Securities registered pursuant to Section 12 (g) of the Act: None

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

The aggregate market value of voting stock held by non-affiliates of the registrant as of March 6, 1998, was $1,377,823,979.

The number of shares outstanding of the issuer's common stock as of March 6, 1998:

         Common Stock, $0.01 Par Value; 51,753,833 shares outstanding, excluding 15,717,021 Treasury Shares.

Documents Incorporated by Reference:

Portions of the definitive proxy statement for the annual meeting scheduled for April 30, 1998, are incorporated by reference into Part III.

                          Exhibit Index is on page 91.

                                      INDEX
--------------------------------------------------------------------------------

PART I

Item 1.       Description of Business.........................................1
      1.1     General.........................................................1
      1.2     Reinsurance.....................................................2
      1.3     Commercial Specialty............................................5
      1.4     Retail..........................................................8
      1.5     Other Lines....................................................10
      1.6     Reserves.......................................................11
      1.7     Regulation.....................................................17

Item 2.       Business Properties............................................18

Item 3.       Legal Proceedings..............................................19

Item 4.       Submission of Matters to a Vote of Security Holders............19

PART II

Item 5.       Market for Registrant's Common Equity and Related Shareholder
              Matters........................................................20

Item 6.       Selected Financial Data........................................21

Item 7.       Management's Discussion and Analysis of Financial Condition
              and Results of  Operations.....................................22

      7.1     Consolidated Results...........................................22
      7.2     Reinsurance....................................................26
      7.3     Commercial Specialty...........................................28
      7.4     Retail.........................................................30
      7.5     Other Lines....................................................33
      7.6     Exposure Management............................................34
      7.7     Investments....................................................37
      7.8     Liquidity and Capital Resources................................41
      7.9     Financial Condition............................................43
      7.10    Year 2000......................................................44
      7.11    Forward-Looking Statements.....................................45
      7.12    Glossary.......................................................46

Item 8.       Financial Statements and Supplementary Data....................50

Item 9.       Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosures...........................84

PART III

Item 10.      Directors and Executive Officers of the Registrant.............84

Item 11.      Executive Compensation.........................................84

Item 12.      Security Ownership of Certain Beneficial Owners and
              Management.....................................................84

Item 13.      Certain Relationships and Related Transactions.................84

PART IV

Item 14.      Exhibits, Financial Statement Schedules, and Reports
              on Form 8-K....................................................85

                                     PART I

--------------------------------------------------------------------------------
ITEM 1.  DESCRIPTION OF BUSINESS
--------------------------------------------------------------------------------
1.1 GENERAL
--------------------------------------------------------------------------------

TIG Holdings, Inc. ("TIG Holdings") is a holding company organized in 1993 as a Delaware corporation. Prior to April 27, 1993, TIG Holdings was wholly-owned by Transamerica Corporation ("Transamerica"). On April 27, 1993, an initial public offering of TIG Holdings' common stock closed, reducing to 27% Transamerica's ownership interest. In December 1993, Transamerica sold this remaining interest through a secondary public offering. TIG Holdings is primarily engaged in the business of property/casualty insurance and reinsurance through its 14 domestic insurance subsidiaries (collectively "TIG" or "the Company"), one or more of which is licensed to write substantially all lines of property/casualty insurance in all states of the United States. Reinsurance products are offered through TIG Reinsurance Company ("TIG Re") which is based in Stamford, Connecticut. Primary property/casualty insurance products are offered through TIG Insurance Company ("TIG Insurance") and the remaining general insurance subsidiaries. Primary products are marketed through two divisions, Commercial Specialty and Retail, which are based in Irving, Texas.

As of December 31, 1997, TIG had approximately 1,100 salaried employees providing sales, underwriting, claims and service support in 45 active offices. Of direct premium written by TIG in 1997, 26% was written in California, 9% in Michigan, 7% in Hawaii and 6% each in Florida and New York. No other geographical area, including foreign operations, accounted for more than 5% of direct premium written. Premium produced through Aon Corporation and its subsidiaries ("Aon"), an unaffiliated company that owns among other businesses numerous insurance agencies and brokers, accounted for 32%, 23% and 22% of consolidated net premium written in 1997, 1996 and 1995, respectively. Premium produced by Aon increased in 1997 due to the acquisition by Aon early in 1997 of another of TIG's significant producers. The following table sets forth consolidated net premium written, classified by statutory line of business:

                                                   Years Ended December 31,
                                                   -------------------------
 (In millions)                                      1997     1996     1995
 ============================================================================
 Reinsurance operations net premium written       $  515   $  548   $  511
 --------------------------------------------------------------------------
 Workers' compensation                               295      260      285
 Automobile liability                                236      244      260
 General liability                                   135      110      144
 Automobile physical damage                          118      133      136
 Commercial multiple peril                            45       59       81
 Lloyd's Syndicates                                   29        -        -
 Homeowners                                           33       80       81
 Other                                                30       95      112
 --------------------------------------------------------------------------
 Primary operations net premium written              921      981    1,099
 --------------------------------------------------------------------------
 Total net premium written                        $1,436   $1,529   $1,610
 ==========================================================================

Financial information about TIG's business segments is set forth in Note O of the Consolidated Financial Statements at Item 8 of this Form 10-K. A description of TIG's three operating divisions, Reinsurance, Commercial Specialty and Retail follows at Items 1.2, 1.3, and 1.4 respectively. Lines of business that have been de-emphasized are discussed at Item 1.5. Statements contained in the Description of Business and elsewhere in the document that are not based on historical information are forward-looking statements and are based on management's projections, estimates and assumptions. Management would like to caution readers regarding its forward-looking statements (see Item 7.11 Forward-Looking Statements). Key industry terms that appear in the Description of Business and elsewhere in this document are defined at Item 7.12. Certain reclassifications of prior years' amounts have been made to conform with the 1997 presentation.

                                     PART I

--------------------------------------------------------------------------------
1.2 REINSURANCE
--------------------------------------------------------------------------------

Products. Reinsurance is a form of insurance whereby an insurance company (the "reinsurer") agrees to indemnify another insurance company (the "ceding company") for all or a portion of the insurance risks underwritten by the ceding company under an insurance policy or policies. There are two basic types of reinsurance agreements: treaty contracts and facultative certificates. A treaty is an agreement under which the ceding company is required to cede and the reinsurer is required to assume a specified portion or category of risks under all qualifying policies issued by the ceding company during the term of the treaty contract. Facultative reinsurance arrangements are separately negotiated for each insurance policy to be reinsured and result in a facultative certificate under which the ceding company cedes, and the reinsurer assumes, all or part of the risk under a specific insurance policy.

Reinsurance can be written on either a pro rata or excess of loss basis. Under pro rata reinsurance, the reinsurer receives a predetermined percentage of the insurance premium charged by the ceding company and indemnifies the ceding company against a predetermined percentage of the losses and loss adjustment expenses ("LAE") incurred by the ceding company under the covered primary policy or policies. Under excess of loss reinsurance, the reinsurer, in return for a negotiated premium, indemnifies the ceding company against all or a specified portion of losses and LAE on underlying insurance policies in excess of a specified dollar amount, known as the ceding company's retention, subject to a negotiated policy limit. Excess of loss reinsurance is often written in layers, with one or a group of reinsurers assuming the risk for each layer. The layer or layers just above the ceding company's retention are termed "working layers". Excess of loss also includes contracts which are a proportional share of excess of loss policies written over the policyholders' primary coverage. The following table shows TIG Re's net premium written by statutory line of business:

                                                       Years Ended December 31,
                                                      --------------------------
(In millions)                                            1997     1996     1995
================================================================================
Property                                                 $118     $95      $91
Automobile liability                                      107      80       44
General liability                                          77      88       94
Workers' compensation                                      49      33       15
Errors and omissions                                       46      88      118
Medical malpractice                                        34      85       72
Umbrella                                                   31      32       37
Directors and officers                                     25      26       35
Automobile physical damage                                 23      21        5
Accident and health                                         5       -        -
--------------------------------------------------------------------------------
Total net premium written                                $515    $548     $511
--------------------------------------------------------------------------------
Percentage of consolidated net premium written            36%     36%      32%
================================================================================

Approximately 42%, 52% and 63% of TIG Re's net premium written in 1997, 1996 and 1995, respectively, was written on an excess of loss basis. TIG Re's primary strategy for excess of loss treaties is to take large participations in working layers of a limited number of programs. By assuming a significant participation in each treaty, TIG Re exercises significant control over the terms and structure of each treaty. Management believes that its emphasis on writing excess of loss treaties in lines of business for which it has specific expertise improves its underwriting results by allowing it to price reinsurance based on its own underwriting rather than on the premium charged by the primary insurer. TIG Re generally seeks to write treaties with working or low layers of attachment, where losses are more quantifiable and which typically carry higher premium.

                                     PART I

--------------------------------------------------------------------------------

Approximately 58%, 48% and 37% of TIG Re's net premium written in 1997, 1996 and 1995, respectively, was written on a pro rata basis. TIG Re's philosophy is to provide pro rata coverages when the ceding company's underwriting capabilities are considered superior and where the relationship with the ceding company provides an opportunity for long-term profitability. Pro rata coverage is preferred in certain segments of the reinsurance market where low limits are sold by the ceding company. Non-standard auto is the prime example of this type of business. Certain other highly volatile lines such as directors and officers liability also merit a pro rata position as the losses are infrequent but potentially large. The reinsurer would thus want to capture a pro rata share of the premium to cover this volatile exposure.

The decrease in medical malpractice and errors and omissions net premium written in 1997 is due to the termination or reduced participation in several significant treaties as further discussed at Item 7.2 Reinsurance.

Distribution System. TIG Re's predominant source of business is through reinsurance intermediaries. TIG Re writes through over 60 brokers, the largest of which accounted for approximately 31%, 26% and 30% of TIG Re's net premium written in 1997, 1996 and 1995, respectively. The five largest brokers accounted for 65%, 71% and 83% of TIG Re's net premium written during the same periods. There was no change in the top four brokers in 1997 from 1996 or 1995. In early 1997, Aon Corporation acquired TIG Re's largest broker. Aon Corporation and its subsidiaries accounted for 31%, 19% and 22% of TIG Re's net premium written in 1997, 1996 and 1995, respectively. There are no commitments which require subsidiaries of Aon Corporation to continue to place business with TIG Re.

TIG Re has approximately 615 insurance company "clients". TIG Re's top five insurance company clients represented 34% of TIG Re's 1997 net premium written, exclusive of business assumed from TIG Insurance. Approximately $58 million of TIG Re's net premium written in 1997, and $50 million for both of 1996 and 1995, respectively was assumed from the Commercial Specialty division of TIG Insurance. Of premium assumed from TIG Insurance, $49 million, $18 million and $8 million was "reverse flow" business in 1997, 1996 and 1995, respectively. Reverse flow is an alternative distribution mechanism whereby general agents or intermediaries submit program business to TIG Re. TIG Re then works with the reinsurance intermediary to provide a primary insurer to the transaction who will issue the primary policy and then cede a significant portion of the risk to TIG Re. Use of this alternative distribution mechanism allows TIG Re to increase its reinsurance opportunities and to develop or expand relationships with insurance clients (including TIG Insurance) as they expand into new products and territories.

In January 1994, TIG Re established an office in London, England. On December 29, 1995, the United Kingdom ("U.K.") Department of Trade and Industry authorized the London office to operate as a branch and underwrite stipulated classes of general insurance business in the U.K. Net premium produced by the London office was $64 million for 1997 as compared to $29 million and $23 million for 1996 and 1995, respectively. Approximately 77% of the 1997 London office net premium written pertained to international risks.

                                     PART I

--------------------------------------------------------------------------------

During 1996, TIG Re established a fully integrated Lloyd's vehicle with a wholly owned managing agent that manages, and a wholly owned corporate name that provides, sole support for syndicate 1218. The formation of syndicate 1218 allows TIG Re to write insurance and reinsurance world-wide. The syndicate produced $13 million in net premium written in 1997 and has stamp capacity of (pound)25 million (approximately $40 million) for the 1998 account. The syndicate allows TIG Re access to international non-marine casualty and property business.

In late 1996, TIG Re established a new business unit composed of nine branch offices dedicated to the marketing and underwriting of direct facultative reinsurance on an automatic and individual risk basis. This initiative is designed to diversify TIG Re's premium base by allowing it access to a new market segment which will broaden its product base and provide for new opportunities. The facultative unit produced net premium written of $23 million in 1997.

During 1996, TIG Re was approved as a licensed reinsurer in Canada. In addition, during 1997 TIG Re established a Miami branch as the center for expansion into the Latin America market place. Satellite offices will be opened in target areas depending on the political environment, the insurance and reinsurance market, and licensing requirements. Currently, the Company has opened a satellite office in Santiago, Chile.

Competition. Competition in the highly competitive reinsurance market has intensified during the past several years as a result of an oversupply of capital in both the reinsurance and primary insurance markets. Reinsurance prices and conditions are not normally subject to the same state regulation applicable to the primary insurance market because reinsurers contract solely with other insurance companies. Reinsurers compete based on many factors, including the financial strength of the reinsurer, the A.M. Best Co. ("Best") rating of the reinsurer, premium charged, other terms and conditions of the reinsurance offered, services offered, timeliness of claims payments, ongoing business relationships, reputation and experience. Based on net premium written, TIG Re is the tenth largest property/casualty reinsurer in the United States as of September 30, 1997, according to the Reinsurance Association of America. TIG Re has a stand-alone rating of "A" (Excellent) by Best for financial size X which corresponds to policyholder surplus levels from $500 million to $750 million. The ratings assigned by Best are based upon factors of concern to policyholders, agents and intermediaries.

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

                                     PART I

--------------------------------------------------------------------------------
1.3 COMMERCIAL SPECIALTY
--------------------------------------------------------------------------------

Products. Commercial insurance policies are generally issued to business and governmental entities, organizations, associations and individual professionals. Commercial coverages provide protection against property loss, legal liability for injuries to other persons or damage to their property arising from the policyholder's business operations. Workers' compensation products provide benefits to employees as mandated by state laws for employment-related accidents, injuries or illness. The principal benefits provided by workers' compensation policies are medical and indemnity. Medical benefits cover physician, hospitalization and rehabilitation expenses incurred as a result of a work related injury while indemnity benefits compensate the employee for lost wages. The table below shows Commercial Specialty net premium written by statutory line of business:

                                                     Years Ended December 31,
                                                    -------------------------
(In millions)                                          1997     1996    1995
=============================================================================
Workers' compensation                                 $ 305     $203    $228
Other liability                                         140      108     115
Automobile liability                                     39       29      18
Commercial multiple peril                                39       24      22
Lloyd's syndicates                                       29        -       -
Other accident and health                                26       25      33
Automobile physical damage                               14       20      14
Other                                                    (4)      31       4
-----------------------------------------------------------------------------
     Total net premium written                        $ 588     $440    $434
-----------------------------------------------------------------------------
     Percentage of consolidated net premium written      41%      29%     27%
=============================================================================

Commercial Specialty offers products that are distinctive due to the unique nature of risks covered or due to the discrete composition of insured groups. Significant business units include Sports and Leisure, Workers' Compensation, Lloyd's Syndicates, Primary Casualty, Excess Casualty and Special Risk Operations ("SRO"). The Sports and Leisure unit offers coverages for professional and amateur sports events and represents 31% of Commercial Specialty 1997 net premium written. The unit offers spectator liability and participant legal liability coverages, including property and liability packages for a variety of activities such as motorsports, fairs, festivals, ice skating rinks, stadiums, arenas, gaming facilities, ski resorts and bowling facilities. The typical retention on any one policy or event is $1 million, however, in limited cases, higher net exposure limits are retained. During 1995, the unit expanded product offerings into the Canadian market.

The Workers' Compensation business unit produced approximately 49% of Commercial Specialty net premium written in 1997. Among the products offered are non-participating plans, sliding scale and group participating plans, deferral plans and small deductible plans. During 1997, this unit built upon its template underwritten workers' compensation business by focusing on reducing the overall cost of workers' compensation injuries. This was accomplished through a series of occupational care management initiatives including: formation of an occupational medical management and case management company; entering into a long-term strategic relationship with a general agent ("GA") that will also provide loss management services to TIG; and, establishment of 24 hour toll free injury reporting and early intervention services. Management believes that these initiatives, combined with TIG's contracted network of Preferred Provider Organizations and medical bill review platform, have positioned TIG as a leader in managed care workers' compensation services. Approximately 33%, 65% and 54% of workers' compensation business was underwritten using the template approach in 1997, 1996 and 1995 respectively. TIG targets workers' compensation premium growth in states where management believes that reasonable reform has occurred and a favorable long-term operating environment exists.

                                     PART I

--------------------------------------------------------------------------------

Net premium written by state for the Workers' Compensation business unit of Commercial Specialty (excluding incidental workers' compensation premium written by other units) is shown in the table below:

                                                  Years Ended December 31,
--------------------------------------------------------------------------------
(In millions)                                      1997     1996     1995
================================================================================
Illinois                                           $36      $65      $69
California                                          30       21       47
Florida                                             24        2        -
Wisconsin                                           15       13       13
Hawaii                                              15       11        6
Georgia                                             14        2        -
Texas                                               12        3        3
New York                                            12        3        4
Colorado                                            11       13       15
Massachusetts                                       10        -        -
All Other                                          108       66       65
--------------------------------------------------------------------------------
Total net premium written                         $287     $199     $222
================================================================================

The Primary Casualty unit focuses on commercial auto, professional liability, construction and marine programs. These programs generally offer a customized package of coverages designed for a specific "niche" market and are produced through a limited number of GAs. The Excess Casualty unit principally offers lead umbrella and excess umbrella policies. Lead umbrella policies provide liability protection for manufacturing, financial and service businesses above the limits of the primary coverage. Excess umbrella policies provide similar coverage above the lead excess limits. The SRO unit focuses on excess property, healthcare liability and excess casualty coverages. The standard retention on a primary casualty policy is $1 million. For excess casualty policies, retentions vary from $1 million up to $5 million in limited cases.

Distribution System. Commercial Specialty and Workers' Compensation programs are generally marketed through selected GAs which have a demonstrated knowledge of the particular specialty class, the coverages offered, the competition, and the pricing. Management's objective is to develop profitable strategic long-term relationships with GAs by developing tailored programs for these key producers and providing responsive service. Management believes that these strategic relationships will enable TIG to maintain an optimal cost structure while developing specialized underwriting expertise. TIG sometimes has exclusive contracts with general agents. Sports and Leisure business is produced under an exclusive contract with K&K Insurance Agency, Inc., a wholly-owned subsidiary of Aon Corporation. TIG's strategic relationship with Aon Corporation, which includes lines of business other than Sports and Leisure, accounted for approximately 51% of Commercial Specialty operations' 1997 net premium written, compared to 54% in 1996 and 51% in 1995.

The majority of excess casualty policies are marketed through 10 hub locations throughout the United States which work with large regional independent agents and brokers. In addition, a regional office in Chicago assists with sales, underwriting and administrative functions for specialty program business.

                                     PART I

--------------------------------------------------------------------------------

In December 1996, TIG Insurance purchased a majority interest in a Lloyd's managing agency which manages three syndicates. In addition, TIG Insurance established a corporate name with an approximate 18% share of the managed syndicates' 1997 stamp capacity. In 1997, TIG Insurance increased its share of the managed syndicates 1998 stamp capacity to approximately 40%. Stamp capacity in 1998 totals (pound)199 million (approximately $325 million). The syndicates principally write marine, U.K. property, and aviation business.

Competition. The commercial insurance market is highly competitive on the bases of price, service and ratings. TIG competes with other multi-line property/casualty companies, specialty workers' compensation carriers and other underwriting organizations, some of which are substantially larger and have greater financial resources than TIG. The Company also faces competition from foreign insurance companies, captive insurance companies, as well as from the use of self insurance. With respect to workers' compensation, management's strategy has been to distinguish TIG from its competitors in four areas: dedicated workers' compensation underwriting, state and substate segmentation, dedicated and local market-focused claims expertise and intensive loss management. Recent legislative reforms in most states have restored the price/cost balance in the workers' compensation system. These reforms, affecting benefits, fraud and managed care policies, have significantly increased competition in the workers' compensation market.

                                     PART I

--------------------------------------------------------------------------------
1.4  RETAIL
--------------------------------------------------------------------------------

Products. Retail products provide property and liability coverages for individuals and small businesses. Automobile policies cover liability to third parties for bodily injury and property damage, and cover physical damage to the insured's own vehicle resulting from collision or various other causes of loss. Homeowners/commercial property policies protect against loss of dwellings/buildings and contents arising from a variety of perils, as well as liability arising from ownership or occupancy.

On December 31, 1997, TIG sold the Independent Agents unit of its Retail Division, based in Battle Creek, Michigan to Nationwide Mutual Insurance Company. This transaction is discussed at Item 7.1 - Consolidated Results. As Independent Agents business is 100% reinsured effective December 31, 1997, the following discussion focuses on TIG's remaining Retail business unit, Custom Markets. The following table shows Retail net premium written by statutory line of business:

                                                Years Ended December 31,
                                               -------------------------
(In millions)                                     1997     1996    1995
========================================================================
Custom Markets
Automobile liability                             $ 116     $ 44    $ 35
Automobile physical damage                          42       29      30
Homeowners                                           9       10       9
All other                                           15       16      17
------------------------------------------------------------------------
Total Custom Markets                               182       99      91
------------------------------------------------------------------------

Independent Agents
Automobile liability                                40       91      84
Homeowners                                          70      100     127
Automobile physical damage                          51       70      59
All other                                           (6)       1     (19)
------------------------------------------------------------------------
Total Independent Agents                           155      262     251
------------------------------------------------------------------------
Total net premium written                        $ 337     $361    $342
------------------------------------------------------------------------
Percentage of consolidated net premium written      23%      23%     21%
========================================================================

Custom Markets provides property and liability coverages for individuals and small businesses. Products include non-standard automobile, preferred and standard automobile, standard and upscale property and commercial risks in support of small business owners. Approximately 59% of 1997 automobile policies written by Custom Markets were for non-standard risks. Non-standard auto policies are purchased by insureds who have difficulty obtaining insurance through normal distribution channels, because of characteristics that place them in a higher risk profile. The non-standard business has a higher percentage of physical damage premium compared to preferred or standard risks, with liability coverage typically written for minimum financial responsibility limits only. Premium per exposure is higher than standard or preferred automobile due to the higher risk involved. For preferred and standard automobile policies, substantially all have liability coverage and over 75% have comprehensive and collision coverage. Preferred and standard automobile policies are template underwritten for insureds with "acceptable" driving records and who have standard performance automobiles. With the exception of Hawaii business, all personal lines automobile policies are template underwritten.

                                     PART I

--------------------------------------------------------------------------------

Standard and upscale homeowners is primarily written in Hawaii. Standard homeowner's policies provide maximum property limits of $350,000 with a minimum required limit of $50,000. A liability limit of $100,000 is typical but may be increased in $100,000 increments up to $500,000. The Excel upscale homeowner's policy provides property limits of up to $1,000,000, with the same liability limits applicable as standard homeowners' policies.

The small business owners product consists primarily of small package policies and business owners policies ("BOP"), both having premiums of $50,000 or less. Both products are written for low to medium hazard classes. The BOP is completely automated and is template underwritten. Template BOP eligibility is restricted to property location limits of $10,000,000 for lessors' risk, $5,000,000 for retail risks, $3,000,000 for office risks, and a $3,000,000 property aggregate limit for all other eligible classes. Commercial package policies have a property location limit of $25,000,000 which includes auto physical damage. Maximum net retentions on any one policy is $1 million.

Distribution System. The distribution of Retail net premium written by state is displayed in the following table:
                                      Years Ended December 31,
                                    ---------------------------
(In millions)                          1997     1996     1995
===============================================================
Custom Markets
California                             $66      $31      $24
Hawaii                                  58       55       49
Other                                   58       13       18
---------------------------------------------------------------
Total Custom Markets                   182       99       91
---------------------------------------------------------------

Independent Agents
California                              74      110      119
Michigan                                72       90       76
Other                                    9       62       56
---------------------------------------------------------------
Total Independent Agents               155      262      251
---------------------------------------------------------------
Total                                 $337     $361     $342
===============================================================

Custom Markets' principal distribution strategy is to develop strategic relationships with general agents ("GAs") and other key distribution partners. GAs are the predominate production source for California and Hawaii. Premium production in other states is generated through a number of sources, including GAs, alternative distribution channels and a limited number of independent retail agents. Of the 42 production sources in 1997, 12 generated premiums in excess of $5 million. As additional states are implemented in the non-standard and alternative distribution channels, the geographic distribution of net premium written is expected to shift.

Independent Agents products were distributed by approximately 660, 627, and 652 independent agents in 1997, 1996 and 1995, respectively.

Competition.  The  retail  insurance  market is highly  cyclical.  TIG's  Retail operations compete against direct writers, national (upscale) companies and regional companies, some of which are substantially larger and have greater financial resources than TIG. Competition is principally based on price (including differentiation on policy limits, coverages offered, and deductibles), agent commissions, customer service and claims handling reputation.

                                     PART I

--------------------------------------------------------------------------------
1.5  OTHER LINES
--------------------------------------------------------------------------------

Products. Other Lines principally includes commercial products which have been placed in run-off due to failure to meet profitability standards along with inter-divisional reinsurance activity. Most Other Lines net premium written represents contractually required renewals. Non-renewal of Other Lines business has generally progressed at a faster rate than originally expected by management. Net premium written in 1997 was negative due to premium receivable write-offs and retro adjustments on certain policies. The following table shows net premium written by statutory line of business:

                                                 Years Ended December 31,
                                                -------------------------
(In millions)                                     1997     1996     1995
=========================================================================
Automobile liability                              $ 8     $ 63      $103
Automobile physical damage                          3       16        28
Commercial multiple peril                          (1)      17        65
Fire and allied lines                               3        5        18
Other                                             (17)      79       109
-------------------------------------------------------------------------
Net premium written                               ($4)    $180      $323
-------------------------------------------------------------------------
Percentage of consolidated net premium written      -       12%      20%
=========================================================================

In June 1995, TIG announced plans to discontinue small individually underwritten commercial policies. As a result, net premium written from these policies declined to ($2.8) million in 1997 from $4.4 million in 1996 and $95 million in 1995. As a result of this action, TIG consolidated field offices and outsourced approximately 155 claims positions. Additionally, approximately 180 underwriting and other positions were eliminated.

In February 1996, TIG announced the reorganization of its commercial operations and plans to exit certain lines of business that failed to meet profitability standards (see Item 7.1 - Consolidated Results). Net premium written for 1997, 1996 and 1995 from lines of business placed in run-off as a result of the 1996 restructure was $4 million, $140 million and $190 million, respectively.

                                     PART I

--------------------------------------------------------------------------------
1.6  RESERVES
--------------------------------------------------------------------------------

General. The reserve liabilities for property/casualty losses and loss adjustment expenses represent estimates of the ultimate net cost of all unpaid losses and LAE incurred through December 31 of each year. The reserves are determined using estimates of losses for individual claims ("case basis reserves") and statistical projections of reserves for incurred but not reported ("IBNR") claims, allocated LAE and unallocated LAE. Both TIG Insurance and TIG Re maintain actuarial departments which evaluate the adequacy of each subsidiary's loss and LAE reserves. Oversight is provided by TIG Holdings' Chief Actuary. As described below, reserve procedures differ somewhat between primary insurance and reinsurance.

TIG Insurance. The claims department of TIG Insurance oversees the establishment of case basis reserves for all primary lines policies and is managed centrally from TIG's offices in Irving, Texas. As of December 31, 1997, TIG's dedicated claims staff totaled approximately 350 of which 250 are located in 20 offices across the United States and the remainder are located in Irving, Texas. Approximately 50% of primary lines claims are processed by approximately 75 third party administrators located across the United States. The adequacy of case basis reserves is evaluated by TIG Insurance's actuarial department which concentrates on those lines of business (third party liability coverages and workers' compensation) for which claims settle over a long period of time. The actuarial evaluation uses accepted actuarial reserving techniques which combine quantitative and qualitative information. The loss projection procedures used in this analysis implicitly incorporate the effect of inflation on loss payments expected to be made in the future. Accident year methodology is used to calculate IBNR reserves that provides for both case reserve deficiency and late reported claims emergence.

The IBNR reserve is based on the historical emergence of reported claims. The calculations make appropriate adjustments for changes in rate adequacy in instances where premiums are used in the reserve calculations. The effect of inflation is implicitly, and sometimes explicitly, reflected in the calculations.

LAE is comprised of allocated and unallocated expenses. Allocated LAE reserves are based on long-term historical relationships of paid loss adjustment expenses to ultimate incurred losses. By using incurred losses as a base, inflation assumptions applicable to loss reserves apply equally to allocated expense reserves. Unallocated LAE reserves are based on historical relationships of paid unallocated expenses to paid losses for some lines of business and by direct projection of claim closures and average unallocated LAE costs for others.

TIG Re. Case basis reserves for TIG Re are established based on bordereaux and individual case estimates received from ceding companies and additional estimates provided by TIG Re's claims department, consisting of 17 employees located in Stamford, Connecticut. Loss reserves are based upon underwriting year projections which provide for both case reserve deficiency as well as late reported claim emergence. Analyses are conducted either by class of business or by individual program/account. Supplemental ceding company information is used to increase the reliability of the estimates. The actuarial evaluation uses accepted actuarial reserving techniques which combine quantitative and qualitative information. The calculations make appropriate adjustments for changes in rate adequacy in instances where premiums are used in the reserve calculations. The effect of inflation is implicitly, and sometimes explicitly, reflected in the calculations. Losses and allocated LAE are typically projected together.

Unallocated LAE reserves are based upon historical relationships of paid unallocated loss adjustment expenses to paid losses. The inflation assumptions built into the loss reserves are presumed to apply to the unallocated loss adjustment expense reserves as well.

                                     PART I
--------------------------------------------------------------------------------

Inherent Uncertainties. The process of estimating reserves involves the active participation of an experienced actuarial staff with input from the underwriting, claims, reinsurance, financial and legal departments. Management, using the advice of loss reserve specialists, makes a judgment as to the appropriate amount to record in the financial statements. Because reserves are estimates of ultimate losses and LAE, management monitors reserve adequacy over time, evaluating new information as it becomes known and adjusting reserves, as necessary. Such adjustments are reflected in current operations.

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

                                     PART I

--------------------------------------------------------------------------------

Analysis of Loss and Loss Adjustment Expense Development. The following table shows the cumulative amount paid against the previously recorded liability at the end of each succeeding year and the cumulative development of the estimated liability for the ten years ended December 31, 1997:

---------------------------------------------------------------------------------------------------------------------
  (In millions)                1987    1988    1989   1990    1991    1992    1993    1994    1995    1996    1997
=====================================================================================================================
  Net estimated ultimate
       liability for losses
       and LAE               $1,291  $1,501 $1,668  $1,916  $2,085  $2,437  $2,738  $2,721  $2,752  $2,634  $2,531
---------------------------------------------------------------------------------------------------------------------
  Cumulative paid as of:
       One year later           520     580    646     719     794     787     796     778     882     837
       Two years later          837     925  1,035   1,210   1,286   1,316   1,304   1,368   1,405
       Three years later      1,045   1,160  1,338   1,508   1,641   1,650   1,681   1,678
       Four years later       1,171   1,328  1,493   1,727   1,848   1,895   1,857
       Five years later       1,261   1,405  1,627   1,856   2,010   1,981
       Six years later        1,304   1,484  1,698   1,952   2,044
       Seven years later      1,359   1,521  1,748   1,948
       Eight years later      1,383   1,553  1,721
       Nine years later       1,402   1,532
       Ten years later        1,388

  Net liability re-estimated
  as of:
       One year later         1,341   1,525  1,712   1,946   2,343   2,582   2,663   2,697   2,768   2,709
       Two years later        1,368   1,538  1,752   2,129   2,459   2,598   2,638   2,700   2,824
       Three years later      1,367   1,549  1,850   2,209   2,512   2,559   2,608   2,700
       Four years later       1,362   1,637  1,871   2,263   2,465   2,525   2,602
       Five years later       1,440   1,646  1,929   2,228   2,436   2,505
       Six years later        1,443   1,674  1,915   2,212   2,425
       Seven years later      1,474   1,660  1,904   2,209
       Eight years later      1,468   1,660  1,907
       Nine years later       1,471   1,657
       Ten years later        1,472
---------------------------------------------------------------------------------------------------------------------
  Net cumulative redundancy
       (deficiency)           ($181)  ($156) ($239)  ($293)  ($340)   ($68)   $136     $21    ($72)   ($75)
---------------------------------------------------------------------------------------------------------------------
  Gross liability - end of                                           $3,405  $3,845  $3,873  $3,886  $3,760  $3,935
     year
  Reinsurance recoverable                                              (968) (1,107) (1,152) (1,134) (1,126) (1,404)
                                                                     ------- ------- ------- ------- ------- -------

  Net liability - end of year                                        $2,437  $2,738  $2,721  $2,752  $2,634  $2,531
                                                                     ------- ------- ------- ------- ------- ------

  Gross re-estimated                                                 $3,432  $3,582  $3,786  $4,091  $3,923
     liability
  Re-estimated recoverable                                             (927)   (980) (1,086) (1,267) (1,214)
                                                                     ------- ------- ------- ------- -------

  Net re-estimated liability                                         $2,505  $2,602  $2,700  $2,824  $2,709
                                                                     ------- ------- ------- ------- ------

  Gross cumulative redundancy
       (deficiency)                                                   ($27)   $263     $87   ($205)  ($163)
=====================================================================================================================

Conditions and trends that have affected the development of these reserves and payments in the past will not necessarily recur in the future. Accordingly, it would not be appropriate to use this cumulative history to project future performance. The re-estimated liability portion of the preceding table shows the year by year development of the previously estimated liability at the end of each succeeding year.

                                     PART I
--------------------------------------------------------------------------------

The variability in reserve estimates was affected in 1988 and subsequent periods as a result of TIG's 1987 acquisition of Fairmont Insurance Company, a workers' compensation insurer. The acquisition resulted in TIG's existing workers' compensation operation being merged into the Fairmont operation and new operating procedures and automation support being developed to integrate these two dissimilar operations. In 1994, TIG centralized its reinsurance ceded program and increased minimum retentions which changed the pattern of net reserve development for some business units. For the Sports and Leisure business unit, excess of loss covers will attach at higher amounts, lengthening the development tail.

The   re-estimated   liabilities   are  increased  or  decreased  as  additional
information becomes known about the frequency and severity of claims for individual years. The increases or decreases are reflected in the current year's operating earnings. Each column shows the reserve held at the indicated calendar year end and cumulative data on re-estimated liabilities for the year and all prior years making up that calendar year end liability. The effect on income of the change during the current period (i.e., the difference between the estimated one year later) is shown in the following table for each of the three most recent years as "Increase (decrease) in estimated ultimate losses and LAE for prior years' claims".

Rollforward of Net Liability for Loss and Loss Adjustment Expenses. The following table provides a reconciliation of beginning and ending liability balances, net of reinsurance recoverable, for the years indicated:

                                                 Years Ended December 31,
                                         ---------------------------------------
(In millions)                                1997          1996          1995
================================================================================
Net liability for losses and LAE
  at beginning of year                      $2,634        $2,752        $2,721
--------------------------------------------------------------------------------
Provision for losses and LAE for current
  year claims                                1,076         1,122         1,200
Increase (decrease) in estimated ultimate
  losses and LAE for prior years' claims        75            16           (24)
--------------------------------------------------------------------------------
    Total losses and LAE incurred            1,151         1,138         1,176
--------------------------------------------------------------------------------
Loss and LAE payments for claims
  attributable to:
      Current year                             417           374           367
      Prior years                              837           882           778
--------------------------------------------------------------------------------
         Total losses and LAE payments       1,254         1,256         1,145
--------------------------------------------------------------------------------
Net liability for losses and LAE at
  end of year                                2,531         2,634         2,752
Reinsurance recoverable on unpaid
  losses and LAE                             1,404         1,126         1,134
--------------------------------------------------------------------------------
Gross liabilities for losses and LAE
  at end of year                            $3,935        $3,760        $3,886
================================================================================

                                     PART I

--------------------------------------------------------------------------------

In 1997, TIG recognized unfavorable prior year loss and LAE reserve development of $75 million, of which unfavorable development of $106 million was attributable to TIG Re reserve strengthening and favorable development of $31 million was attributable to TIG Insurance. The reserve strengthening by TIG Re in December 1997 was based on actuarial evaluations of loss data through September 30, 1997, which incorporated enhancements to TIG Re's actuarial process and previously unavailable data. This intensive actuarial review indicated that reserving issues were concentrated in a limited number of large proportional excess of loss programs, the majority of which were restructured or non-renewed effective January 1, 1997. TIG Re also increased 1997 accident year reserves by $39 million as a result of the September 30, 1997 actuarial study. The total $145 million reserve increase recorded by TIG Re in December 1997 was net of corporate aggregate stop loss reinsurance coverage, including $40 million under a 1995 intercompany agreement with TIG Insurance. The favorable prior year loss reserve development of $31 million for primary lines written by TIG Insurance was principally attributable to continuing favorable workers' compensation development. The majority of this favorable development was reallocated to the 1997 accident year for workers' compensation and various other lines for statutory reporting purposes. The assumption by TIG Insurance in Other Lines of $40 million in losses under the aforementioned intercompany reinsurance agreement was principally offset by a $27 million cession to a corporate aggregate stop loss reinsurance treaty.

The unfavorable loss and LAE reserve development for prior years in 1996 of $16 million is due primarily to adverse development in Other Lines. In connection with the February 1996 restructuring, TIG completed a re-evaluation of loss and LAE reserves related to run-off lines using additional loss development data received during the first quarter of 1996. This data confirmed adverse loss development trends observed in the second half of 1995 and was a consideration in the decision to exit certain lines of business as discussed at Item 7.1 Consolidated Results. As a result of this re-evaluation and management's belief that the restructuring decision will make the claims settlement process less consistent and more volatile, TIG increased loss and LAE reserves by $31 million in the first quarter of 1996 for run-off lines, principally for long haul trucking and large accounts. This reserve strengthening was partially offset by continuing favorable development of 1993 and prior workers' compensation reserves.

Loss and LAE reserve development during 1995 was favorable by $24 million and was primarily comprised of $18 million and $16 million of favorable development in commercial multi-peril reserves related primarily to Other Lines policies and Commercial Specialty workers' compensation, respectively. The commercial multi-peril result was due in part to the favorable loss ratio trend stemming from corrective underwriting action instituted since 1993. Most of the favorable development applied to general liability coverages which benefited from TIG's litigation management effort as well as other operational initiatives designed to improve the handling of claims from long-tail coverages. Workers' Compensation reserve development continued to benefit from external factors driving the industry-wide improvement observed in 1994 and 1993. During 1995, both paid loss development and case reserve development remained well below the historical patterns underlying TIG's carried reserves. Higher than expected loss ratio results during 1995 for auto liability coverages accounted for offsetting unfavorable development recorded in Other Lines. Much of the 1995 adverse development of Other Lines occurred in long-haul trucking programs which were discontinued in 1996.

                                     PART I

--------------------------------------------------------------------------------

Environmental Reserves. TIG's reserves include an estimate of ultimate liability for asbestos-related matters, environmental pollution, toxic tort and other non-sudden and accidental claims for which ultimate values cannot be estimated using traditional reserving techniques. Establishing reserves with respect to environmental liabilities is one of the most difficult aspects of the reserving process. The legal definition and assignment of responsibility for environmental damage vary widely by state and are still evolving. Defense costs on individual claims are often much greater than the claims costs themselves. Assignment of damages to the time covered by a particular policy can be difficult to assess and may ultimately be assigned judicially. Claims frequently emerge long after the policy has expired.

TIG Insurance's environmental claims activity is predominately from hazardous waste and pollution-related claims arising from commercial insurance polices. Most of TIG Insurance's pollution claims are from small, regional operations or local business involved with disposing wastes at dump sites or having pollution on their own property due to hazardous material use or leaking underground storage tanks. These insureds include small manufacturing operations, tool makers, automobile dealerships, contractors, gasoline stations and real estate developers.

TIG Re was formed in December 1987 and has no pre-1985 liabilities. Prior to 1985, policy forms did not typically limit coverage for latent liabilities such as pollution, asbestos and other long-tail environmental liabilities. After that date, policy forms began to limit exposures to such liabilities. As a result, management believes that TIG Re has minimal exposure to such liabilities.

The following table presents selected data on environmental losses and LAE incurred and reserves outstanding:

                                                      Years Ended December 31,
                                                   -----------------------------
(In millions, except number of outstanding claims)     1997     1996      1995
================================================================================
Net liability for environmental losses and LAE
  at the beginning of the year                         $39      $48       $56
Incurred losses and LAE                                  6        2         1
Loss and LAE payments                                  (11)     (11)       (9)
--------------------------------------------------------------------------------
Net liability for environmental
  losses and LAE at end of year                         34       39        48
Reinsurance recoverable                                 18       24        36
--------------------------------------------------------------------------------
Gross environmental reserves                           $52      $63       $84
--------------------------------------------------------------------------------
Number of outstanding claims(1)                        531      545       543
================================================================================
1)Indicates the number of impacted insured accounts and not individual claimants

An affiliate of Transamerica has agreed to pay 75% of up to $119 million of reserve development and newly incurred claims, up to a maximum reimbursement of $89 million, on policies written prior to January 1, 1993 with respect to certain environmental claims involving paid losses and certain LAE in excess of TIG's environmental loss and LAE reserves at December 31, 1992. Environmental reserves at December 31, 1997 are predominantly related to policies written prior to 1993. At December 31, 1997, the Transamerica affiliate has incurred no liability under this agreement.

Management regularly reassesses the adequacy of environmental reserves as part of the reserve review process. Based upon information available on the date of this report and the aforementioned agreement with Transamerica, management believes that stated environmental reserves are adequate and the ultimate resolution of environmental claims incurred as of December 31, 1997 will not materially impact TIG's consolidated financial position or results of operations.

                                     PART I

--------------------------------------------------------------------------------
1.7 REGULATION
--------------------------------------------------------------------------------

General. TIG's property/casualty insurance companies are subject to regulation by governmental agencies in the states in which they conduct business. The nature and extent of this regulation varies among jurisdictions, but typically involves the following: (1) prior approval of the acquisition of control of an insurance company or any company controlling an insurance company, (2) regulation of certain transactions entered into by an insurance company with any of its affiliates, (3) approval of premium rates for many lines of insurance,
(4) standards of solvency and minimum amounts of capital and surplus which must be maintained, (5) limitations on types and amounts of investments, (6) restrictions on the size of risks which may be insured by a single company, (7) licensing of insurers and their agents, (8) deposits of securities for the benefit of policyholders, (9) approval of policy forms, methods of accounting, establishing reserves for losses and LAE, and (10) filing of annual and other reports with respect to financial condition and other matters. In addition, state regulatory examiners perform periodic financial and market conduct examinations of insurance companies, primarily for the protection of policyholders.

As a result of the regulatory supervision of TIG's insurance company subsidiaries under the California Insurance Holding Company System Regulatory Act, and other similar acts in states where TIG has domestic insurance company subsidiaries (the "Holding Company Act"), the insurance company subsidiaries are required to report information on TIG Holdings. The Holding Company Act contains certain reporting requirements including those requiring the insurance companies to file information relating to TIG's capital structure, ownership, financial condition and general business operations of its insurance subsidiaries. The Holding Company Act contains reporting and prior approval requirements with respect to certain transactions among affiliates.

Restrictions on Dividends from Insurance Subsidiaries. TIG's insurance subsidiaries are subject to various state statutory and regulatory restrictions, applicable generally to each insurance company in its state of domicile, which limit the amount of dividends or distributions by an insurance company to its shareholders. The restrictions are generally based on certain levels of surplus, investment income and operating income, as determined under statutory accounting practices. If insurance regulators determine that payment of a dividend or any other payment to an affiliate (such as a payment under a tax allocation agreement) would, because of the financial condition of the paying insurance company or otherwise, be detrimental to such insurance company's policyholders or creditors, the regulators may block payment of such dividends or such other payment to the affiliates that would otherwise be permitted without prior approval.

Subject to the requirements discussed below, the California Insurance Code (the "California Code") permits the payment of dividends in any year which, together with other dividends or distributions made within the preceding 12 months, do not exceed the greater of (1) 10% of statutory surplus as of the end of the preceding year or (2) the statutory net income for the preceding year, with larger dividends ("extraordinary dividends") payable only upon prior regulatory approval. All extraordinary dividends must be reported to the commissioner thirty days prior to payment. In addition, California law requires that an insurer report all dividends within five days of declaration and at least ten days prior to payment. The interim period allows the California Department of Insurance (the "Department") time to take regulatory action if it so chooses, with respect to the dividend declared.

                                     PART I

--------------------------------------------------------------------------------

The California Code provides that stock property/casualty insurers may declare dividends only from earned surplus. "Earned surplus" is defined as unassigned funds, as required to be reported on the insurer's annual statement. The
California Code prohibits dividends from being paid out of earned surplus derived from unrealized net appreciation of assets or derived from an exchange of assets, unless either such earned surplus has been realized or the assets are currently realized in cash. An exception to the prohibition allows payment of dividends if, following the dividend, the insurer's surplus as regards policyholders is (1) reasonable in relation to its outstanding liabilities and
(2) adequate to the insurer's financial needs, as prescribed in the California Code, and the insurance commissioner's prior approval has been obtained.

In June 1993, the California Department of Insurance permitted TIG Insurance, TIG's lead insurer, to record a quasi-reorganization of its statutory capital accounts. The effect of the quasi-reorganization was to increase the earned surplus of TIG Insurance to zero from a negative $285 million and to decrease contributed surplus by the same amount. This transaction significantly increased TIG Insurance's future dividend paying capability as insurance companies may only pay dividends from earned surplus.

Certain other intercompany transactions between an insurance company and its affiliates, including sales, loans, or investments which in any twelve month period aggregate at least 3% of its admitted assets or 25% of its statutory capital and surplus, are also subject to prior notice to state insurance regulatory authorities. Service agreements and reinsurance agreements are included within such requirements.

Risk-Based Capital Rules. The National Association of Insurance Commissioners ("NAIC") adopted a formula to calculate risk-based capital ("RBC") for property/casualty insurance companies. The primary objective of the RBC requirements is to raise the safety net that statutory surplus provides for policyholder obligations. The RBC rules do not have a material impact on TIG's business or on its financial condition. The statutory "risk adjusted" capital for each of TIG's insurance subsidiaries as of December 31, 1997 exceeded minimum requirements.

Guaranty Associations and Involuntary Markets. Most states require property/casualty insurers to become members of insolvency funds or associations which generally protect policyholders against the insolvency of an insurer writing insurance in the state. Members of the fund or association must contribute to the payment of certain claims made against insolvent insurers. Maximum contributions required by law in any one year vary between 1% and 2% of annual premium written by a member in that state. Assessments from guaranty funds were $1 million for 1997, 1996 and 1995. Most of these payments are recoverable through future policy surcharges and premium tax reductions.

Provision of coverage for less desirable risks through participation in mandatory programs is also required by most states. TIG's participation in assigned risk pools and similar plans, mandated now or in the future, creates downward pressure on earnings. Involuntary costs resulted in increases in underwriting loss of $2 million, $9 million and $16 million in 1997, 1996 and 1995, respectively.


--------------------------------------------------------------------------------
ITEM 2.  BUSINESS PROPERTIES
--------------------------------------------------------------------------------

TIG's business properties include 45 leased locations, which represent approximately 950,000 square feet. TIG occupies approximately 275,000 square feet of space in Irving, Texas for which the lease expires in 2009 and may be extended by TIG for two renewal periods of five years each. All of TIG's other existing leases expire by the end of 2007.

                                     PART I

--------------------------------------------------------------------------------
ITEM 3.  LEGAL PROCEEDINGS
--------------------------------------------------------------------------------

TIG's insurance subsidiaries are routinely engaged in litigation in the normal course of their business. As a liability insurer, the Company defends third-party claims brought against its insureds. As an insurer, the Company defends against coverage claims. In the opinion of TIG, based upon information available on the date of this report, no individual item of litigation, or group of similar items of litigation (including asbestos-related and environmental pollution matters and the matters referred to below), taken net of reserves established therefor and giving effect to insurance and reinsurance, is likely to result in judgments for amounts material to TIG's consolidated results of operations.

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

On February 12, 1998, a purported class action complaint, naming TIG and two of its executive officers as defendants, was filed in the United States District Court for the Southern District of New York on behalf of persons who purchased TIG common stock during the period from October 21, 1997 to January 30, 1998, when TIG announced its fourth quarter 1997 results. The complaint alleges that TIG violated the federal securities laws by misrepresenting the adequacy of its underwriting and monitoring standards and loss reserves, and that three of its officers and directors sold shares at prices that were artificially inflated as a result of the alleged misrepresentations. Plaintiffs seek unspecified monetary damages, including punitive damages. Management believes that the lawsuit is without merit and it will be vigorously defended.

TIG's Federal income tax returns are routinely audited by the Internal Revenue Service (IRS) and provisions are made in the financial statements in anticipation of the results of these audits. Following a routine federal income tax audit by the IRS, in September 1997, the IRS issued a Statutory Notice of Deficiency for the tax year 1993 and a Revenue Agents Report for 1994 asserting a tax liability of approximately $170 million excluding interest. The IRS's asserted tax adjustments principally relate to the acquisition made by TIG under the Section 338(h)(10) election of April 27, 1993 in conjunction with TIG's IPO and primarily generate temporary differences by creating income in 1993 with corresponding deductions in 1993 and future tax years. TIG strongly disagrees with the IRS's position and, on December 11, 1997, TIG filed a Tax Court Petition challenging it. In connection with the Statutory Notice of Deficiency issued by the IRS for the 1993 tax year, TIG made a $40 million advance tax payment in December 1997, that has been reflected as a current tax asset. While the timing of cash tax payments may be impacted, management believes that revisions to TIG's recorded tax liability, if any, arising from the IRS's audit will not materially impact consolidated net income or financial condition.


--------------------------------------------------------------------------------
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
--------------------------------------------------------------------------------

There were no matters submitted to a vote of security holders, through solicitation of proxies or otherwise, during the fourth quarter of 1997.

                                     PART II

--------------------------------------------------------------------------------
ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         SHAREHOLDER MATTERS
--------------------------------------------------------------------------------

The principal market in which TIG Holdings' common stock is traded is the New York Stock Exchange. There were 365 shareholders of record on December 31, 1997, representing approximately 15,000 beneficial owners. Information concerning restrictions on the ability of TIG Holdings' subsidiaries to transfer funds to TIG Holdings in the form of cash dividends is set forth in Item 7.8 - Liquidity and Capital Resources - Liquidity Restrictions and Note J to the Consolidated Financial Statements at Item 8.

The closing market price and cash dividends paid by calendar quarter for 1997 and 1996 are as follows:


                             1997                            1996
            ----------------------------------   -------------------------------
                Market Price        Dividend         Market Price     Dividend
            --------------------                 -------------------
 Quarter      High        Low       per Share       High     Low      per Share
================================================================================

    1        $38.000    $31.750       $0.15       $33.625   $26.250    $0.05
    2        $31.938    $26.625       $0.15       $33.625   $28.500    $0.05
    3        $35.000    $30.125       $0.15       $30.125   $27.000    $0.05
    4        $36.375    $31.063       $0.15       $34.000   $28.500    $0.05
--------------------------------------------------------------------------------
Year end closing price  $33.188                             $33.875
================================================================================

The closing price of TIG Holdings' common stock on March 6, 1998 was $26.938. For the period from January 1, 1998 through March 6, 1998, the high market price was $33.938 and the low market price was $24.625.

                                     PART II

--------------------------------------------------------------------------------
ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------------------------------------------------------

The following information should be read in conjunction with Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations and with the audited Consolidated Financial Statements and notes thereto at Item 8 Financial Statements and Supplementary Data.

(In millions except per
 share data)                      1997      1996      1995      1994      1993
================================================================================
Consolidated Results:
Net premium earned              $1,466    $1,539    $1,618    $1,549    $1,542
Net investment income              290       290       268       249       241
Net investment and other
  gain (loss)                        1        (4)      (11)      (20)       98
--------------------------------------------------------------------------------
     Total revenues              1,757     1,825     1,875     1,778     1,881
--------------------------------------------------------------------------------
Insurance claims and
  operating expenses             1,631     1,604     1,677     1,696     1,988
Corporate expenses                  44        37        37        37        38
Interest expense                    20         9         6         -         -
Restructuring charges                -       100         -         -        73
--------------------------------------------------------------------------------
     Total expenses              1,695     1,750     1,720     1,733     2,099
--------------------------------------------------------------------------------
Income (loss) before tax           $62       $75      $155       $45     ($218)
--------------------------------------------------------------------------------
Net income (loss)                  $52       $79      $118       $52     ($128)
--------------------------------------------------------------------------------
Per Share Results:
Basic net income (loss) per
  common share                   $0.97     $1.36     $1.91     $0.79    ($2.04)
Basic weighted average
  common shares                   51.8      56.4      60.8      63.1      63.5
Diluted net income per
  common share                   $0.94     $1.32     $1.90     $0.78         -
Diluted weighted average
  common shares                   53.5      58.3      61.4      63.2         -
--------------------------------------------------------------------------------
Financial Position:
Investments                     $4,192    $4,233    $4,550    $3,919    $4,201
Total assets                     6,867     6,476     6,683     6,116     6,253
Reserves for losses and LAE      3,935     3,760     3,886     3,873     3,845
Notes payable                      122       123       120         -         -
Mandatory redeemable
  preferred stock                   25        25        25        25        25
Mandatory redeemable capital
  securities                       125         -         -         -         -
Shareholders' equity             1,163     1,207     1,376     1,042     1,203
--------------------------------------------------------------------------------
Common Stock:
Market high                    $38.000   $34.000   $28.500   $23.250   $28.000
Market low                      26.625    26.250    18.625    17.250    20.375
Market close                    33.188    33.875    28.500    18.750    22.625
Common shares outstanding
  net of treasury stock           51.0      53.9      59.6      62.0      63.8
Dividends declared per
  common share                   $0.60     $0.20     $0.20     $0.20     $0.05
Book value per common
  share                         $22.82    $22.41    $23.09    $16.81    $18.86
--------------------------------------------------------------------------------
Statutory Results:
Combined Surplus                $1,013      $975      $952      $901      $864
--------------------------------------------------------------------------------
Net income (loss)                 $121      $184      $136       $13      ($54)
--------------------------------------------------------------------------------
Loss and LAE ratio                78.6      73.8      72.9      76.4      92.1
Underwriting expense ratio        32.1      30.2      30.7      32.1      31.6
Policyholder dividends ratio       0.8       1.0       1.7       1.9       1.5
--------------------------------------------------------------------------------
Combined ratio                   111.5     105.0     105.3     110.4     125.2
Net premium written to
  surplus ratio                   1.4X      1.6X      1.7X      1.8X      1.8X
================================================================================

                                     PART II

--------------------------------------------------------------------------------
ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------
7.1   CONSOLIDATED RESULTS
--------------------------------------------------------------------------------

The following discussion provides management's assessment of financial results and material changes in financial position for TIG Holdings, Inc. ("TIG Holdings") and its subsidiaries (collectively "TIG") and presents management's expectations for the near term. The analysis focuses on the performance of TIG's three major operating divisions, Reinsurance, Commercial Specialty and Retail, and its investment portfolio, which are discussed at Items 7.2, 7.3, 7.4 and 7.7, respectively. Lines of business that have been de-emphasized ("Other Lines") are discussed at Item 7.5. For a better understanding of this analysis, reference should be made to Item 1 - Description of Business and to Item 8 - Financial Statements and Supplementary Data.

TIG Holdings would like to caution readers regarding certain forward-looking statements in the Management's Discussion and Analysis and elsewhere in this Form 10-K (see Item 7.11- Forward-Looking Statements). Key industry terms that appear in the Management's Discussion and Analysis and elsewhere in this document are defined at Item 7.12. Certain reclassifications of prior years' amounts have been made to conform with the 1997 presentation.

Overview. Net income decreased by $27 million or 34% in 1997 as compared to 1996 due primarily to a $145 million ($94 million after tax) strengthening of current and prior year loss and LAE reserves by the Reinsurance division in December 1997 (see Item 1.6 - Reserves). Excluding the $100 million ($65 million after tax) restructuring charge recorded in 1996, net income would have decreased by $92 million in 1997 as compared to 1996. Interest expense increased by $11 million in 1997 over 1996 from the issuance of $125 million of mandatory redeemable capital securities in January 1997 (see Note H to the Consolidated Financial Statements at Item 8.). Corporate expenses increased by $7 million due primarily to expansion of corporate actuarial and underwriting staffs and system initiatives, including analysis of "Year 2000" exposures (see Item 7.10 - Year
2000).

Net income decreased by $39 million or 33% in 1996 as compared to 1995 due to a $100 million ($65 million after tax) restructuring charge recorded in the first quarter of 1996 which is discussed below. Income excluding restructuring charges and net investment loss increased by $22 million or 18% in 1996 over 1995 as reserve strengthening of $31 million (see Item 1.6 - Reserves) was more than offset by a $22 million increase in investment income and a $20 million deferred tax benefit. The book yield of the investment portfolio increased from 6.7% for the year ended December 31, 1995 to 7.5% for the year ended December 31, 1996 due to a shift in portfolio mix toward high yield bonds. In March 1996, TIG entered into settlement agreements with the IRS on several outstanding audit assessments, which resulted in a redetermination of certain tax liabilities related to prior tax years. As a result of the redetermination, a $20 million deferred tax benefit was recognized.

                                     PART II

--------------------------------------------------------------------------------

The following table shows the major components of net income:

                                               Years Ended December 31,
                                      ------------------------------------------
(In millions)                           1997          1996           1995
================================================================================
Gross premium written                  $1,943        $1,924         $2,036
--------------------------------------------------------------------------------
Net premium written                    $1,436        $1,529         $1,610
--------------------------------------------------------------------------------

Net premium earned                     $1,466        $1,539         $1,618
Less:
   Losses and LAE incurred              1,151         1,138          1,176
   Underwriting expenses and
     policyholder dividends               480           466            501
--------------------------------------------------------------------------------
   Underwriting loss                     (165)          (65)           (59)

Net investment income                     290           290            268
Net investment and other gain (loss)        1            (4)           (11)
Interest expense                          (20)           (9)            (6)
Corporate expense                         (44)          (37)           (37)
Restructuring charges                       -          (100)             -
--------------------------------------------------------------------------------
Income before tax benefit (expense)        62            75            155
Income tax benefit (expense)              (10)            4            (37)
--------------------------------------------------------------------------------

   Net income                             $52           $79           $118
================================================================================

Sale of Independent Agents Business Unit. On December 31, 1997, TIG completed the sale of the Retail Independent Agents business unit to Nationwide Mutual Insurance Company ("Nationwide"). This unit produced gross premium written of $286 million, $299 million and $291 million in 1997, 1996 and 1995, respectively. As of December 31, 1997, all Independent Agents business was 100% reinsured by a subsidiary of Nationwide, including outstanding loss and LAE reserves, unearned premium reserves and premium receivables. Under the purchase agreement, Nationwide assumed the risk of loss and LAE reserve development and receivable collectibility. To allow Nationwide's subsidiary time to make appropriate regulatory filings, TIG will continue to write Independent Agents business and cede such business 100% to the Nationwide subsidiary for two years, or longer, if needed. In addition, approximately 300 employees of the Independent Agents unit became employees of Nationwide on December 31, 1997. As the sale was principally effected through reinsurance transactions, TIG recognized no capital gain or loss (See Note C to the Consolidated Financial Statements at Item 8).

Premium.  The following table displays net premium written by division:

                                            Years Ended December 31,
                                  ----------------------------------------------
(In millions)                          1997           1996           1995
================================================================================
Reinsurance                            $515           $548           $511
Commercial Specialty                    588            440            434
Retail                                  337            361            342
--------------------------------------------------------------------------------
Ongoing Lines                         1,440          1,349          1,287
Other Lines                              (4)           180            323
--------------------------------------------------------------------------------
Total                                $1,436         $1,529         $1,610
================================================================================

                                     PART II

--------------------------------------------------------------------------------

Growth in on-going lines net premium written was 6.7% in 1997 and 4.8% in 1996 as compared to the corresponding prior year. Excluding net premium written by the Retail Independent Agents business unit which was sold in December 1997, ongoing lines net premium written would have increased 18.2% in 1997 as compared to 1996. The increase in the 1997 growth rate is the result of TIG's marketing focus for all divisions, particularly Commercial Specialty, to develop "program" business. Programs are typically characterized as having a controlled production source, homogenous risks and a market niche. Management believes that programs generally have more predictable loss patterns and a lower, variable cost structure which provides higher operating margins.

Highly competitive market conditions in both reinsurance and primary insurance products continued in 1997. Oversupply of capital in the insurance industry has resulted in significant downward pricing pressure, making it increasingly difficult to write business which meets TIG's profitability standards; however, TIG will continue to invest in new business initiatives that meet its focused "program" criteria. Continuing soft market conditions are expected to increase the time required for new business initiatives to achieve targeted profitability.

Two executive officers announced their retirement in 1997. The retirement of TIG Holdings' president was effective December 31, 1997, while the retirement of TIG Re's chairman was effective February 2, 1998. Mary Hennessy, previously Executive Vice President and Chief Underwriting Officer, was named President and Chief Operating Officer of TIG Holdings effective January 1, 1998, while Michael Wacek, a seasoned insurance executive, was appointed President and Chief Executive Officer of TIG Re in February 1998. The retirement of these executive officers and the appointment of their successors could impact, positively or negatively, existing producer relationships and the availability of new business opportunities

Statutory Combined Ratio. A key measure of an insurance company's performance is its statutory combined ratio. The following table shows the components of TIG's consolidated combined ratio for TIG's active operating divisions on a consolidated basis:

                                            Statutory Ratio
                                    --------------------------------
                                       1997       1996      1995
====================================================================
 Loss and LAE                          78.6       73.8      72.9

 Commission expense                    20.1       19.8      18.7
 Premium related expense                2.9        3.2       3.6
 Operating expense                      9.1        7.2       8.4
 -------------------------------------------------------------------
    Total underwriting expense         32.1       30.2      30.7
 Policyholder dividends                 0.8        1.0       1.7
 -------------------------------------------------------------------
 Combined ratio                       111.5      105.0     105.3
 ===================================================================

Reserve strengthening for current and prior accident years recorded in 1997 for Reinsurance and in 1996 for Other Lines (see Item 1.6 - Reserves) increased both the loss and LAE ratio and combined ratio by 9.9 percentage points and 2.0 percentage points for 1997 and 1996, respectively. Favorable loss experience in Commercial Specialty and Retail partially offset TIG Re reserve strengthening in 1997. Increases in the commission ratio for both 1996 and 1997 reflect the shift in business mix toward specialty programs produced by GAs. The 1997 operating expense ratio increase of 1.9 percentage points over 1996 is primarily due to start up costs incurred for new programs, principally the Facultative unit of Reinsurance (see Item 7.2 - Reinsurance) and a Retail Custom Markets unit (see
Item 7.4 - Retail).

                                     PART II

--------------------------------------------------------------------------------

Restructuring Charges. In February 1996, TIG announced the reorganization of its commercial operations and plans to exit certain lines of business that failed to meet profitability standards. As a result of this reorganization, TIG took the following actions: 1) combined its Specialty Commercial and Workers' Compensation divisions to form a new division called Commercial Specialty, 2) consolidated field offices, 3) identified lines of business for non-renewal or cancellation for which 1995 net premium written was approximately $190 million,
4) formed a run-off division (called "Other Lines") to administer contractually required policy renewals for run-off lines of business, and 5) outsourced to third party service providers or otherwise terminated the responsibilities of approximately 600 employees. TIG recorded a $100 million accrual in first quarter 1996 for estimated restructuring charges. The remaining reserve at December 31, 1997, is $15 million (see Note B to the Consolidated Financial Statements at Item 8 for further discussion).

                                     PART II

--------------------------------------------------------------------------------
7.2 REINSURANCE
--------------------------------------------------------------------------------

Premium. TIG's reinsurance operations are conducted through TIG Re which is based in Stamford, Connecticut. TIG Re's products and distribution system are described at Item 1.2 - Reinsurance. The table below shows premium production for TIG Re by business unit:

                                              Years Ended December 31,
                                      ---------------------------------------
(In millions)                             1997        1996           1995
=============================================================================
Specialty casualty                       $207         $340           $429
Traditional treaty                        106           63             30
Reverse flow                               79           66             17
London branch & Syndicate 1218             77           29             24
Specialty property                         48           50             54
Finite                                     31           21              -
Facultative                                23            -              -
Other                                    (56)          (21)           (43)
-----------------------------------------------------------------------------
      Net premium written                $515         $548           $511
      Gross premium written              $591         $576           $587
-----------------------------------------------------------------------------
      Retention ratio                    87.1%        95.1%          87.1%
=============================================================================

Growth in gross premium written was 3%, (2%), and 12% in 1997, 1996 and 1995, respectively, in comparison to the corresponding prior year. The increase in gross premium written in 1995 was driven by widespread restructuring of corporate reinsurance programs and uncertainty in the Lloyd's of London reinsurance market where market opportunities for TIG Re expanded to include international property as well as U.S. casualty business previously placed in London. Market conditions softened considerably in 1996 in response to the restructuring of the Lloyd's of London market and an oversupply of capital in both reinsurance and primary insurance markets. As a result of competitive primary market conditions, a number of TIG Re's ceding company clients reduced their reinsurance programs in 1996 to maintain their premium volume.

Competitive market conditions continued to intensify in 1997, especially in TIG Re's core Specialty Casualty market. Reunderwriting initiatives instituted by TIG Re in response to soft market conditions and re-evaluations of current treaty profitability resulted in non-renewal or reduced participation in three significant Specialty Casualty programs. In addition, one Reverse Flow program was canceled with an effective date of January 1, 1998. Gross premium related to these four programs was $33 million, $106 million and $100 million in 1997, 1996 and 1995 respectively.

TIG Re's focus on development of new distribution channels resulted in modest gross premium written growth in 1997. New business comprised $190 million, $135 million and $118 million, of net premium written in 1997, 1996 and 1995, respectively. The majority of new business is attributable to production in marketing segments established during the past several years such as the London Branch, Lloyd's Syndicate 1218, Reverse Flow, Finite and Facultative. However, management believes that competitive market conditions will continue and that TIG Re's gross premium written may be lower in 1998 than 1997.

                                     PART II

--------------------------------------------------------------------------------

The 8.0 percentage point decrease in the retention ratio in 1997 as compared to 1996 is principally attributable to increased premium ceded under aggregate stop loss reinsurance treaties. Other net premium written is reduced by aggregate stop loss reinsurance premium cessions not applicable to a specific line of business (see Item 7.6 Exposure Management). For 1995, aggregate stop loss premium of $43 million was ceded by TIG Re to TIG Insurance under an inter-company aggregate stop loss reinsurance treaty similar to external reinsurance coverage purchased by TIG Re in 1996 and 1997. Premium ceded by TIG Re under the 1995 inter-company reinsurance treaty is reflected in the gross and net premium of Other Lines. The retention ratio increased 8.0 percentage points in 1996 as compared to 1995 due to a decline in aggregate stop loss premium cessions and the change in structure of one large program to assuming premium on a net written basis instead of a gross written basis.

Underwriting Results. The following table summarizes TIG Re's underwriting results:

                                             Years Ended December 31,
                                    ------------------------------------------
(In millions)                           1997          1996          1995
==============================================================================
Net premium earned                      $516          $534          $483
Less:
   Net loss and LAE incurred             506           386           361
   Commission expense                    134           136           116
   Premium related expense                 2             1             1
   Other underwriting expense             37            25            22
------------------------------------------------------------------------------
Underwriting loss                      ($163)         ($14)         ($17)
------------------------------------------------------------------------------

Statutory ratios:
------------------------------------------------------------------------------
Loss and LAE                            98.0          72.3          74.6
Commission expense                      25.5          25.3          24.5
Other underwriting expense               8.6           4.9           4.5
------------------------------------------------------------------------------
Combined ratio                         132.1         102.5         103.6
==============================================================================

TIG Re strengthened reserves for current and prior accident years by $145 million in December 1997 based on actuarial evaluations as of September 30, 1997 (see Item 1.6 - Reserves). The reserve increase was net of $40 million of reinsurance benefit, under the aforementioned 1995 intercompany reinsurance treaty. Losses ceded by TIG Re under the 1995 reinsurance treaty are reflected in Other Lines loss and LAE incurred.

The $12 million increase in 1997 other underwriting expense over 1996 is principally attributable to start-up costs associated with the Facultative unit which was formed in late 1996. For 1997 the Facultative unit produced $13 million of earned premium; however, operating expenses increased by $7 million and underwriting loss increased by $5 million in 1997 as compared to 1996. Management anticipates that this new initiative will continue to operate at an underwriting loss through 1998 while both the volume and number of sources for business are expanded.

The improvement in TIG Re's underwriting results in 1996 as compared to 1995 reflected management's expectations regarding the selection of clients/programs that would produce satisfactory returns and the impact of reduced participation in under-performing treaties. There were some upward changes in commission and brokerage rates, but most casualty accounts were renewed at expiring terms. Underwriting expenses increased during 1996, principally due to operating expenses of $2 million incurred in connection with the aforementioned formation of the Facultative unit.

                                     PART II

--------------------------------------------------------------------------------
7.3 COMMERCIAL SPECIALTY
--------------------------------------------------------------------------------

Premium. Commercial Specialty provides specialized insurance products through six main business units: Workers' Compensation, Sports & Leisure, Primary Casualty, Lloyd's Syndicates, Excess Casualty and Special Risk Operations. Most Commercial Specialty units are based in Irving, Texas. TIG's marketing strategy and distribution systems are described at Item 1.3 - Commercial Specialty. The table below shows the distribution of Commercial Specialty net premium written by business unit:

                                           Years Ended December 31,
                                    ------------------------------------------
(In millions)                           1997          1996          1995
==============================================================================
Workers' Compensation                   $287          $199          $222
Sports and Leisure                       183           169           170
Primary Casualty                          94            68            31
Excess Casualty and SRO                   37            21            23
Lloyd's Syndicates                        29             -             -
Other                                    (42)          (17)          (12)
------------------------------------------------------------------------------
    Net premium written                 $588          $440          $434
    Gross premium written               $792          $605          $574
------------------------------------------------------------------------------
    Retention ratio                     74.2%         72.7%         75.6%
==============================================================================

Commercial Specialty net premium written increased 34% in 1997 compared to 1996. This increase was primarily derived from increases in Workers' Compensation, Primary Casualty, and the new Lloyd's Syndicates, with marginal growth in Sports and Leisure. The growth in Workers' Compensation was driven by the assumption of an existing book of program business. TIG will directly write this business in 1998 and has entered into a strategic relationship with the GA that writes this business to also provide loss management services to TIG. Growth in Primary Casualty comes from new programs in Construction, Marine and Energy, and
Professional lines. The increases noted for Lloyd's Syndicates is due to the acquisition of a majority interest in a Lloyd's managing agency as described at
Item 1.3 - Commercial Specialty. Other net premium written represents allocations of corporate aggregate stop loss coverage not applicable to a specific business unit (see Item 7.6 - Exposure Management).

Total Commercial Specialty net premium written for 1996 approximated 1995 production levels. Declining Workers' Compensation premium in 1996 offset premium growth in the Primary Casualty unit. The decline in Workers' Compensation premium in 1996 was due to reforms enacted by a number of states which intensified competitive market conditions nationwide. Growth in Primary Casualty and Excess Casualty net premium written since 1995 is attributable to TIG's marketing focus on the development of program business through strategic GA relationships and expansion of existing programs in 1996. Sports and Leisure premium production was flat in 1996 compared to 1995 due to the loss of several large accounts.

                                     PART II

--------------------------------------------------------------------------------

Underwriting Results. The table below presents underwriting results for Commercial Specialty operations:

                                                  Years Ended December 31,
                                             ---------------------------------
(In millions)                                    1997      1996       1995
==============================================================================
Net premium earned                               $496      $416       $419
Less:
   Net loss and LAE incurred                      319       288        295
   Commission expense                              98        80         73
   Premium related expense                         19        18         20
   Other underwriting expense                      45        33         19
   Policyholder dividends                          14         2         14
------------------------------------------------------------------------------
Underwriting gain (loss)                           $1       ($5)       ($2)
------------------------------------------------------------------------------

Statutory ratios:
------------------------------------------------------------------------------
Loss and LAE                                      64.4       68.9      70.6
Commission expense                                19.8       18.9      17.2
Premium related expense                            3.5        4.1       4.8
Other underwriting expense                         8.6        7.3       4.6
Policyholder dividends                             2.1        3.3       6.3
------------------------------------------------------------------------------
Combined ratio                                    98.4      102.5     103.5
==============================================================================

Commercial Specialty's underwriting results improved $6 million in 1997 compared to 1996. The improvement is primarily derived from continued favorable prior year loss reserve development in Workers' Compensation as discussed at Item 1.6
- Reserves. Also contributing to the improvement are generally improving loss trends in Workers' Compensation, including favorable involuntary results, as more states enact workers' compensation reforms. Partially offsetting the favorable loss reserve development and loss trends is an increase in other underwriting expenses as a result of additional staff costs related to the startup of various Commercial Specialty programs.

Commercial Specialty's underwriting results deteriorated $3 million in 1996 compared to 1995. This deterioration is attributable to advertising costs and additional staff costs related to the startup of various Commercial Specialty programs and a decrease in servicing carrier fees received for administering certain involuntary pools. Partially offsetting this deterioration was a slight improvement in loss trends, principally in Workers' Compensation.

The statutory commission expense ratio increased 0.9 percentage points in 1997 and 1.7 percentage points in 1996 as compared to the corresponding prior year. The 1997 increase is primarily attributable to increased corporate aggregate stop loss cessions which do not carry a ceding commission. The 1996 increase in commission rates reflects the increasing volume of program business produced through GAs. This business carries a higher commission structure since most underwriting costs are covered by the GAs' commission.

Policyholder dividends have fluctuated significantly in the 1995 to 1997 period. The increase in 1997 is due to an increase in premium written on a participating basis from $62 million in 1996 to $97 million in 1997. The decline in 1996 compared to 1995 is due to the combined impact of the repeal of California's minimum rate law in January 1995, which reduced the emphasis on policyholder dividends, and the reduction in California Workers' Compensation business written by TIG. The fluctuating policyholder dividends amounts do not significantly impact net underwriting results as participating policies are generally structured with higher premium rates than non-participating policies.

                                     PART II

--------------------------------------------------------------------------------
7.4  RETAIL
--------------------------------------------------------------------------------

Sale of Independent Agents Business Unit. As discussed at Item 7.1 - Consolidated Results and Note C to the Consolidated Financial Statements at Item 8, Retail's Independent Agents business unit was sold and all business 100% reinsured effective December 31, 1997. As net premium written and earned for the Independent Agents' unit will be zero for 1998, results for Independent Agents and Custom Markets, Retail's remaining business unit, are analyzed separately below.

Premium. TIG's Retail marketing strategy and distribution system are described at Item 1.4 - Retail. The table below presents premium production by major product for Custom Markets and Independent Agents:

                                           Years Ended December 31,
                                     ------------------------------------
(In millions)                          1997        1996         1995
=========================================================================

Custom Markets
   Non-standard automobile              $86         $38          $36
   Alternative Distribution              36           1            -
   Hawaii                                57          53           50
   Small Business                        12          11            7
   Other                                 (9)         (4)          (2)
-------------------------------------------------------------------------
       Total Custom Markets             182          99           91
-------------------------------------------------------------------------

Independent Agents
   Standard & preferred automobile      128         217          166
   Standard & preferred homeowners       29          54           93
   Other                                 (2)         (9)          (8)
-------------------------------------------------------------------------
       Total Independent Agents         155         262          251
-------------------------------------------------------------------------
       Net premium written             $337        $361         $342
       Gross premium written           $497        $412         $388
-------------------------------------------------------------------------
       Retention ratio                 67.8%       87.6%        88.1%
=========================================================================

Custom Markets net premium written increased by 84% and 9% in 1997 and 1996 as compared to the corresponding prior year principally due to expansion and development of new Non-standard Auto and Alternative Distribution Programs.

Independent Agents net premium written decreased by approximately $107 million or 41% in 1997 from 1996 due to the cession of $94 million of unearned premium reserves to a Nationwide subsidiary on December 31, 1997 (see above). Excluding the unearned premium cession and increased allocations of corporate aggregate stop loss reinsurance premium, Independent Agents 1997 net premium written approximated 1996. The lack of premium growth in 1997 is primarily the result of TIG re-evaluating its relationship with certain agents in first quarter 1997 and identifying underperforming business for future non-renewal. Business targeted for non-renewal comprised $90 million and $115 million of net premium written in 1997 and 1996, respectively.

Independent Agents business increased by approximately $11 million or 4% in 1996 from 1995. Standard automobile premium increased by $51 million or 31% primarily as a result of expansion in target markets (Michigan, California, and Connecticut). Growth in automobile premium for 1996 was offset by planned reductions in homeowner's premium in accordance with management plans to decrease exposure in catastrophe prone areas (primarily California, New York and Florida).

                                     PART II

-------------------------------------------------------------------------------
Underwriting Results. The following table summarizes underwriting results for the Custom Markets business unit:



Custom Markets                                       Years Ended December 31,
                                               ---------------------------------
(In millions)                                    1997       1996        1995
================================================================================
Net premium earned                               $155        $95         $68
Less:
   Net loss and LAE incurred                      106         55          44
   Commission expense                              31         18          14
   Premium related expense                          9          4           6
   Other underwriting expense                      22         12           9
--------------------------------------------------------------------------------
Underwriting gain (loss)                         ($13)        $6         ($5)
--------------------------------------------------------------------------------

Statutory ratios:
--------------------------------------------------------------------------------
Loss and LAE                                      68.2       58.0        65.7
Commission expense                                19.5       18.8        19.2
Premium related expense                            5.7        4.3         6.7
Other underwriting expense                        13.2       12.5        10.5
--------------------------------------------------------------------------------
Combined ratio                                   106.6       93.6       102.1
================================================================================

Custom markets underwriting loss increased by $19 million in 1997 as compared to 1996, principally as a result of program start up costs incurred in the Alternative Distribution unit which began operations in late 1996. This unit is focused on the development of strategic alternative distribution channels and additional start-up costs are anticipated for 1998. The underwriting loss from Alternative Distribution was $14 million for 1997. The remaining increase in underwriting loss resulted from lower profitability for the Hawaii unit in 1997, as the Hawaii unit benefited from favorable loss experience in 1996.

Custom Markets underwriting loss improved $11 million in 1996 compared to 1995, principally due to favorable loss experience in the Hawaii unit in 1996, and improved results in the non-standard auto unit.

The following table summarizes underwriting results for the Independent Agents business unit:

Independent Agents                                   Years Ended December 31,
                                               ---------------------------------
(In millions)                                       1997      1996       1995
================================================================================
Net premium earned                                  $263      $255       $255
Less:
   Net loss and LAE incurred                         186       198        194
   Commission expense                                 37        36         37
   Premium related expense                             8        13          9
   Other underwriting expense                          9        19         17
--------------------------------------------------------------------------------
Underwriting gain (loss)                             $23      ($11)       ($2)
--------------------------------------------------------------------------------

Statutory ratios:
--------------------------------------------------------------------------------
Loss and LAE                                        70.8      77.4        75.5
Commission expense                                   6.9      14.3        15.1
Premium related expense                              3.0       4.9         3.8
Other underwriting expense                           5.0       7.8         6.9
--------------------------------------------------------------------------------
Combined ratio                                      85.7     104.4       101.3
================================================================================

                                     PART II

--------------------------------------------------------------------------------

Independent Agents underwriting results improved by $34 million in 1997 over 1996. The principal components of the improvement include reduced catastrophe premium costs of $8 million, reduced catastrophe loss costs of $4 million, favorable loss experience excluding catastrophes of $10 million and favorable adjustments of premium related and operating expenses of $12 million resulting from procedures performed in connection with the 100% reinsurance of Independent Agents business. The decrease in statutory expense ratios for 1997 is principally attributable to ceding commission received upon the cession of unearned premium reserves to Nationwide on December 31, 1997. This ceding commission had no impact on GAAP underwriting results as $19 million was applied to the recovery of deferred policy acquisition costs and the remainder will be recognized in income as the related premium is earned.

Independent Agents underwriting loss increased $9 million in 1996 compared to 1995. The deterioration is principally the result of increased loss and LAE and premium related expenses.

                                     PART II

--------------------------------------------------------------------------------
7.5 OTHER LINES
--------------------------------------------------------------------------------

Other Lines principally includes commercial lines that have been placed in run-off due to failure to meet profitability standards. See Item 1.5 for a description of business placed in run-off.

                                                 Years Ended December 31,
                                        ----------------------------------------
(In millions)                             1997            1996           1995
================================================================================
Gross premium written                      $63            $331           $487
--------------------------------------------------------------------------------
Net premium written                        ($4)           $180           $323

Net premium earned                         $36            $239           $393
Less:
   Net loss and LAE incurred                34             211            282
   Commission expense                        2              33             55
   Premium related expense                   5              15             21
   Other underwriting expense                8              20             67
   Dividends to policyholders                -               1              1
--------------------------------------------------------------------------------
     Underwriting loss                    ($13)           ($41)          ($33)
================================================================================
Premium. Non-renewal of Other Lines business has generally progressed at a faster rate than originally expected by TIG management. The rapid elimination of this business is attributable to pro-active efforts by TIG in assisting producers with placing their business with other insurance carriers. As a result, TIG has in many cases avoided lengthy cancellation notice periods. These efforts will continue in 1998 with gross premium written expected to continue to decline. Net premium written in 1997 is negative due to premium receivable write-offs and retro adjustments on certain policies.

Underwriting Results. As discussed at Item 1.6 - Reserves, Other Lines incurred net losses of $13 million in 1997 as a result of intercompany reinsurance activated by TIG Re reserve strengthening and, in 1996, loss and LAE reserve strengthening of $31 million. These actions are the principal driver of the underwriting losses in each of those years. The general decline in commission expense, premium related expense, and other underwriting expense is due to the overall decline noted in premiums written, the elimination of overhead costs and the first quarter 1996 accrual for contractual policy obligations as discussed in Note B to the Consolidated Financial Statements at Item 8.

                                     PART II

--------------------------------------------------------------------------------
7.6  EXPOSURE MANAGEMENT
--------------------------------------------------------------------------------

General Reinsurance Program. For primary lines, TIG Insurance purchases reinsurance to allow it to insure larger risks while controlling exposure to larger losses and catastrophes. Each year, the primary reinsurance program is modified based upon changes in business mix, coverage availability and pricing. Reinsurance purchased may include treaty, pro rata, facultative and aggregate stop loss coverages. TIG Insurance's ceding reinsurance agreements are generally structured on a treaty basis whereby all risks meeting certain criteria are automatically reinsured. During 1997, the reinsurance purchasing function for all primary operating divisions, was decentralized. Authority is granted to individual business units regarding treaty and facultative placements adding flexibility to TIG Insurance's reinsurance program; however, minimum retention limits were not significantly changed in 1997.

TIG Re purchases reinsurance (retrocessional cover) and aggregate stop loss coverage separately from TIG Insurance's primary operations. TIG Re purchases property catastrophe coverage and several retrocessional coverages for specific treaties or programs. In 1995, TIG Re purchased aggregate stop loss reinsurance coverage from TIG Insurance, similar to external reinsurance purchased in 1996 and 1997.

The priorities in both TIG Insurance's and TIG Re's reinsurance programs are security of reinsurance (ability of the reinsurer to pay losses now and in the future), coverage and price. Reinsurers' financial acceptability is monitored and recoverables are pursued. Contract terms are reviewed annually and renegotiated in the interim if required to remain in compliance with program needs. Continuity in reinsurance relationships is a high priority for TIG, with several coverages remaining in place for 20 or more years with the same reinsurer. Reinsurers are subject to licensing and regulation in the jurisdictions in which they conduct business. Countries outside of the United States have varying levels of regulation of insurance and reinsurance companies. Many states allow financial statement credit for reinsurance ceded to a reinsurer that is licensed in another state or foreign jurisdiction, provided such reinsurance meets certain financial requirements or the insurer is provided with collateral (usually in the form of a letter of credit) to secure the reinsurer's obligations. To maintain its ability to receive financial statement credit, TIG typically requires its reinsurers to be licensed in the ceding insurer's state of domicile or to submit collateral in a form and in an amount sufficient to secure the reinsurer's obligations to TIG. Reinsurance does not legally discharge an insurer from its primary liability for the full amount of the policies it writes. If a reinsurer fails to meet its obligations under the reinsurance agreement, the ceding company is required to pay the loss. At December 31, 1997 and 1996, TIG had an allowance of $6 million for potentially unrecoverable reinsurance. TIG's largest non-affiliated reinsurers are as follows:

                                                                       Reinsurance Recoverable
                                                                           at December 31,               Best's
                                                                  ----------------------------------
(In millions)                                                           1997             1996          Rating (1)
----------------------------------------------------------------- ----------------- ---------------- ---------------
Centre Reinsurance Company of New York                                  $198              $88              A
TIG Countrywide Insurance Co. (a Nationwide company)                     174                -             (3)
American Reinsurance Company                                             167              174              A+
Underwriters Reinsurance Company                                         122              107              A+
London Life & Casualty Reinsurance Corp.                                  96               17              A
General Reinsurance Corporation                                           93               93              A++
Hanover Ruckversicherung(2)                                                6               99              A+
All others                                                               673              686
----------------------------------------------------------------- ----------------- ---------------- ---------------
Total reinsurance recoverable                                         $1,529           $1,264
----------------------------------------------------------------- ----------------- ---------------- ---------------

      1) The ratings are taken from the Best's Key Rating  Guide,  1997 Edition.
      2) Principal treaty commuted in late 1997.
      3) No independent A.M. Best rating has been assigned due to the sale of this company on December 31, 1997 to Nationwide Mutual Insurance Company.

                                     PART II
--------------------------------------------------------------------------------

Reinsurance recoverable increased by $265 million or 21% in 1997 as compared to 1996. The 100% reinsurance of Independent Agents business (see Item
7.1 - Consolidated Results and Note C to the Consolidated Financial Statements at Item 8) accounted for $174 million of the increase. The remaining increase is principally attributable to increases in recoverables under aggregate stop loss reinsurance treaties resulting from the reserve strengthening recorded by TIG Re in 1997 (see Item 1.6 - Reserves).

Catastrophe Reinsurance. TIG is exposed to multiple insured losses arising out of a single occurrence, such as a natural or man-made catastrophe. Such an event may generate insured losses in any or all of TIG's operating divisions. TIG's exposure to catastrophe losses arises principally from hurricane, windstorm, earthquake, fire and explosion. TIG Insurance manages its exposure to such losses from an underwriting perspective by limiting the accumulation of known risks in exposed areas, and from a reinsurance perspective, by purchasing catastrophe reinsurance. Catastrophe reinsurance treaties are written to cover one or two loss events per year. If the coverage is exhausted, additional catastrophe coverage under the treaty may be purchased (a reinstatement of the original coverage) by paying an additional contractually defined premium subsequent to a loss. If all contractual reinstatements are exhausted, reinstatement of coverage may be available by paying an additional premium at prevailing market rates. TIG Insurance's catastrophe reinsurance program provided for $170 million of gross coverage in 1997, and $250 million for 1996 and 1995. After consideration of reinsurance reinstatement premium, TIG Insurance effectively retained approximately 95% of the first $50 million of losses and 5% of losses in excess of $50 million for 1997, 1996, and 1995. In 1995, TIG Re entered into a separate catastrophe reinsurance agreement providing $25 million in excess of a $15 million retention for TIG Re's property program through 1997.

Effective January 1, 1998, TIG Insurance elected to retain all catastrophe exposure without the benefit of catastrophe reinsurance. Excluding the Retail Independent Agents business, which was 100% reinsured by a subsidiary of Nationwide effective December 31, 1997 (see Item 7.1 - Consolidated Results), TIG Insurance's single largest probable maximum loss ("PML") is approximately $36 million as of January 1, 1998. TIG Insurance monitors geographical exposure accumulations and will purchase property catastrophe coverage when certain trigger points are reached. As long as TIG Insurance continues to write Independent Agents policies on a direct basis ceding 100% to Nationwide (see
Item 7.1 - Consolidated Results), TIG Insurance will retain contingent exposure for catastrophes impacting Independent Agents business.

No major catastrophe losses were incurred by TIG in 1997 or 1996. As with all property/casualty insurers, TIG expects to pay some losses related to catastrophes and prices its products accordingly. Total gross catastrophe losses aggregated $5 million, $15 million and $34 million in 1997, 1996 and 1995, respectively. Total net catastrophe costs, including reinsurance reinstatement premium, aggregated $5 million, $11 million and $24 million in 1997, 1996 and 1995, respectively.

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

                                     PART II

--------------------------------------------------------------------------------

Aggregate Stop Loss Reinsurance. Both TIG Insurance and TIG Re purchase aggregate stop loss reinsurance to protect against unanticipated exposures not considered in other reinsurance coverages. In addition, aggregate stop loss coverage can be utilized to cover exposure to large deductibles under other reinsurance treaties, especially catastrophe treaties, and mitigate risk inherent in a changing book of business. TIG's aggregate stop loss reinsurance treaties generally provide excess of loss protection on all business written for losses incurred in excess of a specified loss retention ratio ("attachment point"). Stop loss reinsurance is "umbrella" protection which is utilized after all other specific reinsurance coverages have been exhausted.

TIG has consistently maintained aggregate stop loss protection in various forms since 1994. Coverages provide benefit of 70% to 100% of losses in excess of the attachment point. Premium cessions are generally made on a funds withheld basis. Funds withheld balances generally bear interest at rates of 7.0% to 8.5% (see
Item 7.7 Investments). At December 31, 1997 and 1996, funds withheld balances related to aggregate stop loss reinsurance contracts were $264 million and $210 million, respectively, while related reinsurance recoverable balances were $466 million and $305 million, respectively.

                                     PART II

--------------------------------------------------------------------------------
7.7 INVESTMENTS
--------------------------------------------------------------------------------

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

                                                    December 31,
                                  ----------------------------------------------
                                          1997                     1996
                                  ----------------------- ----------------------
                                                 % of                    % of
                                     Market      Market     Market       Market
(In millions)                        Value     Portfolio     Value     Portfolio
================================= =========== =========== =========== ==========

Corporate and other bonds           $1,282        30.6%     $1,242        29.3%
United States government bonds       1,014        24.2       1,070        25.3
Mortgage-backed securities             941        22.4       1,210        28.6
Municipal bonds                        637        15.2         535        12.6
--------------------------------- ----------- ----------- ----------- ----------
Total fixed maturity investments     3,874        92.4       4,057        95.8
Short-term and other investments       318         7.6         176         4.2
--------------------------------- ----------- ----------- ----------- ----------
Total invested assets               $4,192       100.0%     $4,233       100.0%
================================= =========== =========== =========== ==========

In 1997, TIG reduced its investment in mortgage-backed securities in favor of tax-preferred municipal bonds and short-term investments. As a result, the book yield of the portfolio decreased slightly to 7.4% for the year ended December 31, 1997 from 7.5% for the year ended December 31, 1996. Invested assets declined by $41 million at December 31, 1997 as compared to December 31, 1996 due to repurchases of treasury stock (see Item 7.8 Liquidity and Capital Resources) and the transfer of funds related to the sale of the Independent Agents book of business (see Item 7.1 - Consolidated Results). These reductions were partially offset by proceeds from the issuance of $125 million in mandatory redeemable capital securities and an increase in unrealized gains as discussed below.

Approximately one-fourth of TIG's portfolio consists of mortgage-backed securities ("MBS"). United States federal government and government agency mortgages now represent approximately 82% of TIG's exposure to MBS, offering AAA credit quality. A risk inherent to MBS is prepayment risk related to interest rate volatility. The underlying mortgages may be repaid earlier or later than originally anticipated, depending on the repayment and refinancing activity of the underlying homeowners. Should this occur, TIG would receive paydowns on principal amounts which may have been purchased at a premium or discount, and TIG's investment income would be affected by any adjustments to amortization resulting from the prepayments. TIG's consolidated financial results have not been materially impacted by prepayments of MBS. In addition, interest rate volatility can affect the market value of MBS. Substantially all MBS held in the portfolio can be actively traded in the public market.

                                     PART II

--------------------------------------------------------------------------------

Derivatives/Hedges. In the normal course of business, TIG may choose to hedge some of its interest rate risk with futures contracts and/or interest rate swaps. Alternatively, derivative financial instruments may also be utilized to enhance prospective returns. TIG's interest rate swap arrangements generally provide that one party pays interest at a floating rate in relation to movements in an underlying index, and the other party pays interest at a fixed rate. While TIG is exposed to credit risk in the event of nonperformance by the other party, nonperformance is not anticipated due to the credit rating of the counterparties. No futures contract positions were open at December 31, 1997, or December 31, 1996. There were $14 million notional face amount of interest rate swaps at December 31, 1997, unchanged from December 31, 1996. All TIG derivative financial instruments were with financial institutions rated A or better by one or more of the major credit rating agencies. Total derivative positions were approximately $94 million par value, $78 million fair value, and represent approximately 1.8% of the total consolidated investment asset holdings at December 31, 1997.

Investments in TBA's. TIG routinely enters into commitments to purchase securities on a "To Be Announced" ("TBA") basis for which the interest rate risk remains with TIG until the date of delivery and payment. Delivery and payment of securities purchased on a TBA basis can take place a month or more after the date of the transaction. These securities are subject to market fluctuations during this period and it is the Company's policy to recognize any gains or losses only when they are realized. TIG maintains cash and short-term investments with a fair value exceeding the amount of its TBA purchase commitments. At December 31, 1997, the TBA purchase commitments amounted to $24 million, and had a fair value of $26 million, compared to TBA commitments of $46 million with a fair value of $46 million at December 31, 1996.

Investment Life and Duration. TIG's objective is to maintain the weighted average life of its investment portfolio between 8 and 11 years and the weighted-average duration between 4 and 7 years. At December 31, 1997, the weighted average life of TIG's investment portfolio was 10.7 years compared to
10.3 years at December 31, 1996. At December 31, 1997, the weighted average duration of TIG's investment portfolio was 5.4 years compared to 5.6 years at December 31, 1996.

Unrealized gains. The unrealized gain on investments increased by $70 million on a pre-tax basis during 1997. The following is a summary of net unrealized gains/losses by type of security:

                                                December 31,
                                            --------------------------------
(In millions)                                 1997       1996      Change
============================================================================
Municipal bonds                               $41         $33         $8
Mortgage-backed securities                      8         (9)         17
United States government bonds                 73          32         41
Corporate bonds and other                      29          25          4
----------------------------------------------------------------------------
     Net unrealized gains                    $151         $81        $70
----------------------------------------------------------------------------
     Net unrealized gains, net of tax         $98         $52        $46
============================================================================

                                     PART II

--------------------------------------------------------------------------------

Investment Income. The following table displays the components of TIG's investment income and mean after-tax investment yields. The yields include interest earned and dividends received and exclude realized investment gains and losses. These yields are computed using the average of the month-end asset balances during the period. Increased interest expense on funds withheld is expected for 1998 as a result of the utilization of corporate aggregate stop loss reinsurance treaties in 1997 (see Item 7.6 - Exposure Management).

                                                  Years Ended December 31,
                                              ----------------------------------
(In millions)                                    1997       1996         1995
================================================================================
Fixed maturity investments:
   Taxable                                       $264       $264         $213
   Tax-exempt                                      33         34           60
Short-term and other investments                    8          6            7
--------------------------------------------------------------------------------
Total gross investment income                     305        304          280
Investment expenses                                (3)        (3)          (2)
Interest expense on funds withheld and other      (12)       (11)         (10)
--------------------------------------------------------------------------------
Total net investment income                      $290       $290         $268
--------------------------------------------------------------------------------
After-tax net investment yield                    4.80%     4.61%        4.49%
================================================================================

Investment Quality. The table below shows the rating distribution of TIG's fixed maturity investment portfolio:



                                                      December 31,
                                    --------------------------------------------
Standard & Poor's/Moody's                  1997                   1996
================================================================================
                                                % of                   % of
                                      Market    Market      Market     Market
(In millions)                         Value    Portfolio    Value     Portfolio
----------------------------------- --------- ----------- --------- ------------
 AAA/Aaa                             $2,541      65.6%     $2,787       68.7%
 AA/Aa                                  261       6.7%        194        4.8%
 A/A                                    209       5.4%        329        8.1%
 BBB/Baa                                220       5.7%        232        5.7%
 Below BBB/Baa                          643      16.6%        515       12.7%
----------------------------------- --------- ----------- -------- -------------
 Total fixed maturity investments    $3,874     100.0%     $4,057      100.0%
================================================================================

TIG minimizes the credit risk of its fixed maturity portfolio by investing primarily in investment grade securities; however, management has authorized the purchase of high yield, less than investment grade securities up to statutory limitations. The Company's high yield portfolio is comprised of bonds whose issuers are subjected to rigorous credit analysis, including tests of prospective profitability, liquidity, leverage, and interest coverage. This analysis is updated regularly as financial results are released, and bonds are constantly evaluated for their value.

The information on credit quality in the preceding table is based upon the higher of the rating assigned to each issue of fixed income securities by either Standard & Poor's Rating Service or Moody's Investor Services, Inc. Where neither Standard & Poor's nor Moody's has assigned a rating to a particular fixed maturity issue, classification is based on 1) ratings available from other recognized rating services, 2) ratings assigned by the National Association of Insurance Commissioner's Securities Valuation Office (the "SVO"), or 3) an internal assessment of the characteristics of the individual security, if no other rating is available.

                                     PART II

--------------------------------------------------------------------------------

The SVO assigns bond ratings for most publicly held bonds. The SVO ratings are used by insurers when preparing their annual statutory financial statements. State departments of insurance use the bond rating data when attempting to determine whether an insurer's holdings are sound. Investments must fit within certain regulatory guidelines of an insurer's domiciliary state in order for an insurer to be licensed to do business in that state. The SVO ratings range from "1" to "6", with "1" and "2" being higher quality, "3" being medium grade, and "4" through "6" being lower grade obligations. As of December 31, 1997 and 1996, approximately 84% and 87%, respectively, of TIG's portfolio, measured on a statutory carrying value basis, was invested in securities rated as "1" or "2".

                                     PART II

--------------------------------------------------------------------------------
7.8 LIQUIDITY AND CAPITAL RESOURCES
--------------------------------------------------------------------------------

Liquidity is a measure of an entity's ability to secure enough cash to meet its contractual obligations and operating needs. TIG requires cash primarily to pay policyholders' claims, operating expenses, policyholder dividends, and interest expense. Generally, premium is collected months or years before claims are paid under the policies purchased by the premium. These funds are used first to pay current claims and expenses. The balance is invested in securities to augment the investment income generated by the existing portfolio. Historically, TIG has had, and expects to continue to have, more than sufficient funds to pay claims, operating expenses, policyholder dividends, and interest expense.

Cash Flow From Operating Activities. The following table summarizes the significant components of cash flow from operations:

                                              Years Ended December 31,
                                     -------------------------------------------
(In millions)                           1997           1996            1995
================================================================================
Reinsurance operations                  $119           $161            $209
Primary operations and corporate          74             36              79
--------------------------------------------------------------------------------
Ongoing operations                       193            197             288
Other Lines operations                  (181)          (199)           (141)
--------------------------------------------------------------------------------
Total                                    $12            ($2)           $147
================================================================================

The reduction in Reinsurance operations cash flow in both 1997 and 1996 is primarily attributable to slowing premium production as a result of soft market conditions, the non-renewal or reduced participation on several large accounts, and an increase in paid losses. The increase in paid losses is due to a shift in business mix to lines with relatively shorter loss payout patterns and increased paid loss trends on accounts that have subsequently been non-renewed or participations reduced. Reinsurance operating cash flow was also reduced $11 million in 1996 due to the commutation of one treaty.

The increase in Primary and corporate cash flow in 1997 is due to increased premium receipts and lower paid losses, and improvements in the timing of premium receivable and reinsurance recoverable collections. These increases were partially offset by increased payments for taxes and an increase in general operating expenses, including debt interest. In addition, the cession of Independent Agents unearned premium reserves (see Item 7.1 - Consolidated Results) reduced primary operations cash flow by $29 million. The decrease in 1996 cash flow is attributable to a general shift in business mix to lines with generally shorter loss payout patterns and the timing of premium receivable and reinsurance recoverable collections.

Other Lines operations negative cash flow improved in 1997 compared to 1996. This improvement is principally driven by a reduction in paid losses and other operating expenses partially offset by the planned decline in premium writings. In addition, Other Lines operations cash flow for 1997 was reduced by a $40 million tax deposit (see Item 3 - Legal Proceedings) which was partially offset by $26 million in funds received in commutation of a reinsurance treaty. The increase in negative cash flow for 1996 as compared to 1995 is due to the decline in premium resulting from the first quarter 1996 restructure action as discussed at Item 7.1 Consolidated Results, restructure charge payments and the continuing payout of prior year loss and LAE reserves.

                                     PART II

--------------------------------------------------------------------------------

Investment Liquidity. At December 31, 1997, TIG had $308 million in short-term investments compared to $139 million at December 31, 1996. In addition, as of December 31, 1997, TIG expects to realize $968 million, $502 million, and $390 million in cash flow from principal and interest payments over the next three years, respectively, from its investment portfolio. TIG has structured its investment portfolio to manage the impact of market interest rate fluctuations on liquidity. Investments and cash held at the holding company totaled $39 million as of December 31, 1997.

Notes Payable. In December 1995 as amended and restated in 1997, TIG Holdings established an unsecured revolving line of credit with maximum borrowings of $250 million. At December 31, 1997 and 1996, TIG Holdings had no outstanding borrowings under this facility.

In December 1995, TIG Insurance Company entered into a five-year $50 million credit facility of which approximately $24 million and $25 million was outstanding as of December 31, 1997 and 1996, respectively. The facility is a direct financing arrangement with a third party related to the sale and leaseback of certain fixed assets. Interest of $1.6 million and $1.4 million was paid on this facility in 1997 and 1996.

In addition, TIG Holdings had $98 million of 8.125% notes payable maturing in 2005 outstanding at December 31, 1997 and 1996. Interest of $8 million was paid in both 1997 and 1996 on these notes.

In January 1997, TIG Capital Trust I, a statutory business trust created under Delaware law as a trust subsidiary of TIG Holdings, completed a private offering of $125 million of 8.597% mandatory redeemable capital securities. TIG Holdings issued $128.75 million in 8.597% Junior Subordinated Debentures to TIG Capital Trust I (including approximately $3.75 million with respect to the capital contributed to the Trust by TIG Holdings). All of the net proceeds received by TIG Holdings from the issuance of the debentures are being used for general corporate purposes which includes, repurchases of TIG Holding's common stock. Interest of $4.9 million was paid on the debentures in 1997.

Liquidity Restrictions. There are certain restrictions on the payment of dividends by insurance subsidiaries that may limit TIG Holdings' ability to receive funds from its subsidiaries. Dividends from its insurance subsidiaries represent the principal long-term source of liquidity to TIG Holdings. TIG Holdings received cash dividends of $145 million and $130 million from its insurance subsidiaries in 1997 and 1996, respectively. As of December 31, 1997, $180 million of dividends is currently available for payment to TIG Holdings from its insurance subsidiaries during 1998 without restriction (see Item 1.7 - Regulation). In December 1997, TIG Holdings contributed $70 million in captial to TIG Insurance which will be paid in early 1998.

                                     PART II

--------------------------------------------------------------------------------
7.9 FINANCIAL CONDITION
--------------------------------------------------------------------------------

Key balance sheet data is presented below:

                                                     Years Ended December 31,
                                                 -------------------------------
(In millions)                                      1997      1996        1995
================================================================================
Investments (See Item 7.7)                       $4,192    $4,233      $4,550
Reinsurance recoverable (See Item 7.6)            1,529     1,264       1,221
Income tax asset (See Note G at Item 8)             140       102          60
Loss and loss expense reserves (See Item 1.6)     3,935     3,760       3,886
Shareholders' equity                              1,163     1,207       1,376

--------------------------------------------------------------------------------
Combined statutory surplus (see Note N at        $1,013      $975        $952
   Item 8)
Net premium written to statutory surplus ratio     1.4x      1.6x        1.7x
================================================================================

Shareholders' Equity. Shareholders' equity decreased by $44 million during 1997, primarily as a result of treasury share repurchases, partially offset by net income, issuance of common stock and an increase in net unrealized investment gains (see Consolidated Statements of Changes in Shareholders' Equity). Unrealized investment gains as of December 31, 1997 were $98 million (net of tax) compared to $52 million as of December 31, 1996. Although shareholders' equity decreased, book value per share increased from $22.41 at December 31, 1996 to $22.82 at December 31, 1997 due to a decrease in shares outstanding as a result of the Company's ongoing share repurchase program. Approximately 500,000 unallocated Employee Stock Ownership shares have been excluded from outstanding common shares for purposes of computing book value per common share at December 31, 1997 and 1996, respectively.

As of December 31, 1997, the TIG Holdings Board of Directors authorized stock repurchases of up to 18.75 million shares of TIG Holdings common stock. Under the repurchase plan, repurchases may be made from time to time on the open market at prevailing market prices or in privately negotiated transactions. The first repurchases of stock were made in April 1994. Through December 31, 1997, repurchases of 15.6 million shares of stock have been made at an average cost per share of $28.43, for an aggregate cost of $443 million.

Capacity. A key measure of both strength and growth capacity for property/casualty insurers is the ratio of net premium written to statutory policyholders' surplus. At December 31, 1997, TIG's net premium-to-surplus ratio was 1.4, higher than the industry average of 1.0, but within an acceptable range. Insurance regulators generally accept a ceiling for this ratio of 3.0; therefore, at its current ratio, TIG has the capacity to grow by writing new business in its targeted markets.

Ratings. Both TIG Insurance (including subsidiaries which cede 100% of net premium written to TIG Insurance) and TIG Re are rated "A" ("Excellent") by Best. Best's ratings are based on an analysis of the financial condition and operating performance of an insurance company as they relate to the industry in general. An "A" rating is Best's third highest of 15 rating classifications.

TIG and individual insurance company members of the TIG group have a claims paying rating of "AA-" from Standard & Poor's Insurance Rating Services ("S&P"). The assigned rating reflects S&P's opinion of the operating insurance company's financial capacity to meet the obligations of its insurance policies in accordance with their terms. The "AA-" rating assigned to TIG is the fourth highest of ten ratings in the "secure claims paying ability" category.

The Company's notes payable are rated "Baa1" by Moody's Investor Services, Inc.

                                     PART II

--------------------------------------------------------------------------------
7.10  YEAR 2000
--------------------------------------------------------------------------------

TIG has conducted a review of its core processing computer systems to identify and address all code changes, testing and implementation procedures required to make its systems Year 2000 compliant. The Company has instituted a centralized management process to facilitate the necessary changes, testing and implementation procedures. Based upon the nature of TIG's business, TIG believes that the failure to make its systems Year 2000 compliant could result in a material disruption of its operations commencing at the end of the fourth quarter of 1998.

Although TIG has not determined the aggregate costs to be incurred in making the necessary modifications to its systems for Year 2000 compatibility, TIG does not expect amounts expensed for Year 2000 projects to be significant to its results of operations. TIG expects the necessary modifications of its systems to be completed by the end of 1998.

In addition, TIG, has initiated procedures to identify key suppliers, producers, customers and facilities (e.g. telephone and electric systems) with potential Year 2000 issues. Currently, TIG does not have substantive information concerning the compliance status of such entities. Further, at this time, TIG does not have enough information to determine the impact on TIG in the event that one or more of such entities are unable to make their systems Year 2000 compliant.

                                     PART II

--------------------------------------------------------------------------------
7.11  FORWARD-LOOKING STATEMENTS
--------------------------------------------------------------------------------

TIG Holdings would like to caution readers regarding certain forward-looking statements in the Management's Discussion and Analysis and elsewhere in this Form 10-K. Statements that are based on management's projections, estimates and assumptions are forward-looking statements. The words "believe", "expect", "anticipate" and similar expressions generally identify forward-looking statements. While TIG Holdings believes in the veracity of all statements made herein, forward-looking statements are necessarily based upon a number of estimates and assumptions that, while considered reasonable by TIG Holdings, are inherently subject to significant business, economic and competitive uncertainties and contingencies, including without limitation:

     * changes in interest rates which could impact investment yields, the market value of invested assets and ultimately product pricing;

     * changes in the frequency and severity of catastrophes which could impact net income, reinsurance costs and cash flow;

     * increased competition (on the basis of price, services, or other factors) which could generally reduce operating margins;

     * regulatory and legislative changes which could increase the Company's overhead costs, increase federal and state tax assessments, restrict access to profitable markets or force participation in unprofitable markets;

     * changes in loss payment patterns which could impact cash flow and net investment income;

     * changes in estimated overall adequacy of loss and LAE reserves which could impact net income, statutory surplus adequacy and management's decision to continue certain product lines;

     * changes in general market or economic conditions which could impact the demand for the Company's products and loss frequency and severity for certain lines of business and

     * loss of key management personnel which could impact the development and execution of the Company's business strategy and impact key customer and vendor relationships.

Many of these uncertainties and contingencies can affect TIG Holdings' actual results and could cause its actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, TIG Holdings.

                                     PART II

--------------------------------------------------------------------------------
7.12  GLOSSARY
--------------------------------------------------------------------------------

Agent:   An insurer's representative authorized to market a Company's policy coverages for a commission.

Aggregate Stop Loss Reinsurance: A form of reinsurance that generally provides protection on all business or a specified portion of business for losses and LAE incurred in excess of a specified loss retention ratio. This form of reinsurance is often used as "umbrella" protection that is utilized after all other specific reinsurance coverages have been exhausted.

Bordereaux: A detailed report of reinsurance premiums or reinsurance losses furnished periodically by the reinsured. A loss bordereaux contains a detailed list of claims and claims expenses outstanding and paid by the reinsured during the reporting period and the amount of reinsurance indemnity applicable thereto.

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

Catastrophe: An event that is designated to be a "catastrophe" by the Property Claims Service Division of American Services Group, an industry body. It generally defines events which are estimated to cause more than $25 million in insured property damage and which affect a significant number of insureds and insurers.

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

                                     PART II

--------------------------------------------------------------------------------

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

General Agent: A licensed property-casualty broker-agent who under the terms of a written contract with an insurer manages the transaction of one or more classes of insurance written by the insurer and generally has the power to
1) appoint, supervise, and terminate local agents, 2) accept or decline risks and 3) collect premium moneys from producing broker-agents or from the insured.


Generally accepted accounting principles ("GAAP"): Accounting principles as set forth in opinions of the Accounting Principles Board of the American Institute of Certified Public Accountants and/or in statements of the Financial Accounting Standards Board and/or their respective successors and which are applicable in the circumstances as of the date in question.

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

Independent Agent: A licensed property-casualty agent who usually represents two or more insurance companies in a sales and service capacity typically for personal lines homeowners and automobile coverages and is paid on a commission basis.

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

                                     PART II

--------------------------------------------------------------------------------

Net premium written: Direct premium written plus assumed reinsurance less premium on ceded business for a given period.

PML (probable maximum loss): The largest loss the underwriter considers possible based upon the underwriter's experience and judgment.

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

Program business: Tailored products developed for a particular industry segment (i.e., sporting events, trucking) or distribution system (i.e., trade associations, affinity groups). Programs are often developed and controlled by GAs.

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

                                     PART II

--------------------------------------------------------------------------------

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

Treaty reinsurance: The reinsurance of a specified type or category of risks defined in a reinsurance agreement (a "treaty") between a primary insurer or other reinsured and reinsurers. Typically, in treaty reinsurance, the primary insurer or reinsured is obligated to offer and the reinsurer is obligated to accept a specified portion of all such type or category of risks originally underwritten by the primary insurer or reinsured.

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

                                     PART II

--------------------------------------------------------------------------------
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
--------------------------------------------------------------------------------

                                                                           Page

Report of Independent Auditors..............................................51

Consolidated Balance Sheets at December 31, 1997 and 1996...................52

Consolidated Statements of Income for each of the three years in the period ended December 31, 1997 ......................................53

Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 1997.......................................54

Consolidated Statements of Changes in Shareholders' Equity for
each of the three years in the period ended December 31, 1997 ..............55

Notes to Consolidated Financial Statements..................................56

                         REPORT OF INDEPENDENT AUDITORS



Board of Directors
TIG Holdings, Inc.



        We have audited the accompanying consolidated balance sheets of TIG Holdings, Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of TIG Holdings, Inc. and subsidiaries at December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.



                                              ERNST & YOUNG LLP


Dallas, Texas
January 30, 1998,
except for Note M, as to which the
date is February 12, 1998

                                     PART II
--------------------------------------------------------------------------------

                               TIG HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                               December 31,
                                                                                        ---------------------------
    (In millions, except share data)                                                        1997           1996
    ==================================================================================== =========== ==============
    Assets
          Investments:
                   Fixed  maturities,  at market  (cost:  $3,725 in 1997 and  $3,976 in    $3,874        $4,057
                     1996)
                   Short-term  and other  investments  (cost:  $316 in 1997 and $176 in       318           176
                     1996)
    ------------------------------------------------------------------------------------ ----------- --------------
                                 Total investments                                          4,192         4,233
          Cash                                                                                 18            19
          Accrued investment income                                                            56            57
          Premium receivable (net of allowance of $5 in 1997 and $4 in 1996)                  453           420
          Reinsurance recoverable on paid losses (net of allowance of $6 in 1997
               and 1996)                                                                      125           138
          Reinsurance recoverable on unpaid losses                                          1,404         1,126
          Deferred policy acquisition costs                                                   155           144
          Prepaid reinsurance premium                                                         177           105
          Income taxes                                                                        140           102
          Other assets                                                                        147           132
    ------------------------------------------------------------------------------------ ----------- --------------

                   Total assets                                                            $6,867        $6,476
    ------------------------------------------------------------------------------------ ----------- --------------

    Liabilities
           Reserves for:
                   Losses                                                                  $3,459        $3,215
                   Loss adjustment expenses                                                   476           545
                   Unearned premium                                                           738           696
    ------------------------------------------------------------------------------------ ----------- --------------
                                 Total reserves                                             4,673         4,456
           Reinsurance premium payable                                                         61            88
           Funds held under reinsurance agreements                                            319           255
           Notes payable                                                                      122           123
           Other liabilities                                                                  379           322
    ------------------------------------------------------------------------------------ ----------- --------------
           Total liabilities                                                                5,554         5,244
    ------------------------------------------------------------------------------------ ----------- --------------

    Mandatory redeemable 8.597% capital securities of subsidiary trust                        125             -

    Mandatory redeemable preferred stock                                                       25            25

    Shareholders' Equity
           Common stock - par value $0.01 per share
                   (authorized:  180,000,000 shares; issued and outstanding:
                     66,955,288 shares in 1997 and  64,610,109 shares in 1996)              1,257         1,198
           Class A convertible common stock - par value $0.01 per share
                    (authorized: 1,000,000 shares; issued and outstanding: none)                -             -
           Retained earnings                                                                  253           234
           Net unrealized gain on fixed maturity investments, net of taxes                     98            52
           Net unrealized loss on foreign exchange, net of taxes                              (2)            (1)
    ------------------------------------------------------------------------------------ ----------- --------------
                                                                                            1,606         1,483

           Treasury stock (15,597,021 shares in 1997 and 10,306,000 shares in 1996)         (443)          (276)
    ------------------------------------------------------------------------------------ ----------- --------------
                   Total shareholders' equity                                               1,163         1,207
    ------------------------------------------------------------------------------------ ----------- --------------

                   Total liabilities and shareholders' equity                              $6,867        $6,476
    ==================================================================================== =========== ==============

See Notes to Consolidated Financial Statements.

                                     PART II

--------------------------------------------------------------------------------

                               TIG HOLDINGS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME


                                                                                 Years Ended December 31,
                                                                           -----------------------------------
       (In millions, except share data)                                       1997        1996        1995
      ==================================================================== =========== =========== ===========
       Revenues
              Net premium earned                                             $1,466      $1,539      $1,618
              Net investment income                                             290         290         268
              Net investment and other gain (loss)                                1          (4)       (11)
      -------------------------------------------------------------------- ----------- ----------- -----------
                      Total revenues                                          1,757       1,825       1,875
      -------------------------------------------------------------------- ----------- ----------- -----------

       Losses and expenses
              Net losses and loss adjustment expenses incurred                1,151       1,138       1,176
              Policy acquisition and other underwriting expenses                466         463         486
              Dividends to policyholders                                         14           3          15
              Corporate expenses                                                 44          37          37
              Interest expense on long-term debt                                 20           9           6
              Restructuring charges                                               -         100           -
      -------------------------------------------------------------------- ----------- ----------- -----------
                     Total losses and expenses                                1,695       1,750       1,720
      -------------------------------------------------------------------- ----------- ----------- -----------

              Income before income tax benefit (expense)                         62          75         155
              Income tax benefit (expense)                                      (10)          4        (37)
      -------------------------------------------------------------------- ----------- ----------- -----------

                      Net income                                                $52         $79        $118
      -------------------------------------------------------------------- ----------- ----------- -----------
       Net income per common share:
                      Basic                                                   $0.97       $1.36       $1.91
                      Diluted                                                 $0.94       $1.32       $1.90
      -------------------------------------------------------------------- ----------- ----------- -----------

       Dividends per common share                                             $0.60       $0.20       $0.20
      ==================================================================== =========== =========== ===========

      See Notes to Consolidated Financial Statements.

                                     PART II

--------------------------------------------------------------------------------

                               TIG HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                   Years Ended December 31,
                                                                           -----------------------------------------
      (In millions)                                                            1997          1996          1995
     ===================================================================== ============= ============= =============
      Operating Activities
             Net income                                                         $52           $79          $118
             Adjustments to reconcile net income to cash provided
                   by (used in) operating activities:
                   Changes in:
                                 Accrued investment income                        1            (1)           (5)
                                 Premium receivable                             (33)          (11)          (65)
                                 Reinsurance recoverable                       (265)          (43)           20
                                 Deferred policy acquisition costs              (11)            -            (7)
                                 Prepaid reinsurance premium                    (72)            6           (45)
                                 Income taxes                                   (62)          (11)           36
                                 Loss reserves                                  374           (73)           73
                                 Loss adjustment expense reserves               (44)          (53)          (60)
                                 Unearned premium reserves                       42           (16)           37
                                 Reinsurance premium payable                    (27)           19            15
                                 Funds held under reinsurance agreements         64           104            59
                                 Other assets and other liabilities              (9)          (26)          (46)
             Net investment and other (gain) loss                                (1)            4            11
             Other                                                                3            20             6
     --------------------------------------------------------------------- ------------- ------------- -------------
                                 Net cash provided by (used in)                  12            (2)          147
                                    operating activities
     --------------------------------------------------------------------- ------------- ------------- -------------

      Investing Activities
             Purchases of fixed maturity investments                         (2,884)       (1,920)       (2,035)
             Sales of fixed maturity investments                              2,822         1,907         1,655
             Maturities and calls of fixed maturity investments                 365           252           281
             Sales of agency subsidiaries                                         -             -            (8)
             Sale of Independent Agents business                               (120)            -             -
             Net increase in short-term investments                            (169)          (28)          (55)
             Other                                                               (6)           (5)          (36)
     --------------------------------------------------------------------- ------------- ------------- -------------
                                 Net cash provided by (used in)                   8           206          (198)
                                    investing activities
     --------------------------------------------------------------------- ------------- ------------- -------------

      Financing Activities
             Common stock issued                                                 42             9             2
             Income tax benefit from stock options exercised                     13             -             -
             Mandatory redeemable capital securities issued                     125             -             -
             Acquisition of treasury stock                                     (167)         (188)          (62)
             Common stock dividends                                             (31)          (11)          (12)
             Preferred stock dividends                                           (2)           (2)           (2)
             Increase (decrease) in notes payable                                (1)            3           120
     --------------------------------------------------------------------- ------------- ------------- -------------
                                 Net cash provided by (used in)                 (21)         (189)           46
                                    financing activities
     --------------------------------------------------------------------- ------------- ------------- -------------
             Increase (decrease) in cash                                         (1)           15            (5)
             Cash at beginning of period                                         19             4             9
     --------------------------------------------------------------------- ------------- ------------- -------------
                                 Cash at end of period                          $18           $19            $4
     ===================================================================== ============= ============= =============

     See Notes to Consolidated Financial Statements.

                                     PART II

--------------------------------------------------------------------------------

                               TIG HOLDINGS, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY


                                                                                  Years Ended December 31,
                                                                          -----------------------------------------
     (In millions)                                                            1997          1996          1995
    ===================================================================== ============= ============= =============
     Common Stock
            Balance at beginning of year                                     $1,198        $1,186        $1,181
                    Common stock issued                                          42             9             2
                     Income tax benefit from stock options exercised             13             -             -
                    Conversion of Class A common stock                            -             1             -
                    Amortization of unearned compensation                         4             2             3
    --------------------------------------------------------------------- ------------- ------------- -------------
            Balance at end of year                                            1,257         1,198         1,186
    --------------------------------------------------------------------- ------------- ------------- -------------
     Class A common stock
            Balance at beginning of year                                          -             1             1
                    Conversion of Class A common stock                            -            (1)            -
                    Common stock issued                                           -             -             -
    --------------------------------------------------------------------- ------------- ------------- -------------
            Balance at end of year                                                -             -             1
    --------------------------------------------------------------------- ------------- ------------- -------------
     Retained earnings
            Balance at beginning of year                                        234           168            64
                    Net income                                                   52            79           118
                    Common stock dividends                                     (31)          (11)          (12)
                    Preferred stock dividends                                   (2)           (2)           (2)
    --------------------------------------------------------------------- ------------- ------------- -------------
            Balance at end of year                                              253           234           168
    --------------------------------------------------------------------- ------------- ------------- -------------
     Net unrealized investment gain (loss)
            Balance at beginning of year                                         52           110         (177)
                    Change in unrealized gain (loss) on fixed maturity
                         investments                                             46          (58)           287
    --------------------------------------------------------------------- ------------- ------------- -------------
            Balance at end of year                                               98            52           110
    --------------------------------------------------------------------- ------------- ------------- -------------
     Foreign currency translation adjustments
            Balance at beginning of year                                        (1)           (1)           (1)
                    Net unrealized loss on foreign exchange                     (1)             -             -
    --------------------------------------------------------------------- ------------- ------------- -------------
            Balance at end of year                                              (2)           (1)           (1)
    --------------------------------------------------------------------- ------------- ------------- -------------
     Treasury stock
            Balance at beginning of year                                      (276)          (88)          (26)
                    Treasury stock purchased                                  (167)         (188)          (62)
    --------------------------------------------------------------------- ------------- ------------- -------------
            Balance at end of year                                            (443)         (276)          (88)
    --------------------------------------------------------------------- ------------- ------------- -------------
     Total shareholders' equity at end of year                               $1,163        $1,207        $1,376
    ===================================================================== ============= ============= =============

      See Notes to Consolidated Financial Statements.

                                     PART II
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
NOTE A. DESCRIPTION OF BUSINESS
--------------------------------------------------------------------------------

TIG Holdings is primarily engaged in the business of property/casualty insurance and reinsurance through its 14 domestic insurance subsidiaries, collectively "TIG" or "the Company". Of direct premium written by TIG in 1997, 26% was written in California, 9% in Michigan, 7% in Hawaii, and 6% each in Florida and New York. No other geographical area, including foreign operations, accounted for more than 5% of direct premium written. A description of each operating division's principal products follows (see also Note O - Business Segments).

Reinsurance. TIG's reinsurance operations are conducted through TIG Reinsurance Company ("TIG Re"). Reinsurance is a form of insurance whereby the reinsurer (i.e. TIG Re) agrees to indemnify another insurance company (the "ceding company") for all or a portion of the insurance risks underwritten by the ceding company under an insurance policy or policies. TIG Re writes both pro rata and excess of loss coverages. TIG Re provides pro rata coverages when the ceding company's underwriting capabilities are considered superior and where the relationship with the ceding company provides an opportunity for long-term profitability. TIG Re's primary strategy for excess of loss treaties is to take large participations in working layers of a limited number of programs. By assuming a significant participation in each treaty, TIG Re exercises significant control over the terms and structure of each treaty. TIG Re's predominant source of business is through reinsurance intermediaries. Net premium written for the Reinsurance division comprised 36%, 36% and 32% of consolidated net premium written for the years ended December 31, 1997, 1996 and 1995, respectively.

Commercial Specialty. Commercial Specialty coverages provide protection against property loss and legal liability for injuries to other persons or damage to their property arising from the policyholder's business operations. Commercial Specialty primarily develops and markets insurance programs where the nature of the risk does not lend itself to traditional commercial insurance. Significant programs include Sports and Leisure, with products for professional and amateur sports events, Workers' Compensation, which provides liability coverage to employers for payment of employee benefits associated with employment related accidents as mandated by state laws, Primary Casualty which focuses on commercial auto, professional liability, construction and marine programs, Excess Casualty which offers lead umbrella and excess umbrella policies and participation in three Lloyd's of London syndicates writing marine, UK property and aviation business. Commercial Specialty products are principally marketed through large general agents, with which TIG sometimes has exclusive marketing contracts. Net premium written for the Commercial Specialty division comprised 41%, 29% and 27% of consolidated net premium written for the years ended December 31, 1997, 1996 and 1995, respectively.

Retail. Retail's principal products are standard automobile, non-standard automobile, homeowners and small business owner's insurance. Automobile policies cover liability to third parties for bodily injury and property damage and physical damage to the insured's own vehicle resulting from collision or various other causes of loss. Homeowners and small commercial property policies protect against loss of dwellings/buildings and contents arising from a variety of perils, as well as liability arising from ownership or occupancy. Retail's products are distributed through approximately 700 independent agents and through strategic relationships with general agents ("GAs") and other key distribution partners. Net premium written for the Retail division comprised 23%, 23% and 21% of consolidated net premium written for the years ended December 31, 1997, 1996 and 1995, respectively. (See Note C. - Sale of Independent Agents Business Unit).

                                     PART II
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
NOTE B. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------------------

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

Earnings per Share ("EPS"). In December 1997, TIG adopted Statement of Financial Accounting Standards No. 128 "Earnings Per Share", which established a new calculation of EPS. Prior period amounts have been restated to conform with the new requirements. Basic earnings per share is calculated based upon the weighted average common shares outstanding during the period. In order to calculate EPS, unallocated Employee Stock Ownership Plan ("ESOP") shares and treasury shares are deducted from the outstanding common shares. For diluted EPS, Class A common stock and common stock options (See Note K - Incentive Compensation Plans) increase weighted average shares outstanding to the extent that they are dilutive. To obtain net income attributable to common shareholders for EPS computations, the annual preferred stock dividend is deducted from net income. The following schedule presents the calculation of Basic and Diluted EPS:

(In millions)                                    1997       1996     1995
=============================================  ========= ========= =========
Numerator:
  Net Income                                     $52        $79      $118
  Less:  Preferred stock dividends                 2          2         2
---------------------------------------------  --------- --------- ---------
  Income available to common
     stockholders                                $50        $77      $116
Denominator:
  Weighted average shares outstanding for
     basic EPS                                   51.8       56.4      60.8
  Effect of dilutive options                      1.7        1.9       0.6
---------------------------------------------  --------- --------- ---------
  Adjusted weighted average shares for
     diluted EPS                                 53.5       58.3      61.4

Basic EPS                                        $0.97      $1.36     $1.91
---------------------------------------------  --------- --------- ---------
Diluted EPS                                      $0.94      $1.32     $1.90
=============================================  ========= ========= =========

Investments. Fixed maturities are classified as available for sale, as TIG has no positive intent to hold such securities until maturity, and are carried at market value. Equity securities are also carried at market value while short-term investments are carried at cost, which approximates market value. Market value is principally based upon quoted market prices. Quoted market prices are available for substantially all fixed maturities and equity securities. The difference between the aggregate market value and amortized cost of securities, after deferred income tax effect, is reported as unrealized gain or loss directly in shareholders' equity and, accordingly, has no effect on net income.

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

                                     PART II
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

Stock Compensation. TIG adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") effective January 1, 1996. SFAS 123 establishes financial accounting and reporting standards for stock-based employee compensation plans. TIG elected to continue to account for employee stock-based compensation as prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees" and to provide pro forma disclosures in the Notes to Financial Statements of the effects of SFAS 123 on net income and earnings per share. There was no effect on net income or earnings per share as a result of adopting SFAS 123.

Recognition of Premium Revenues. Premium is earned principally on a pro rata basis over the terms of the policies which are generally not more than one year. Unearned premium represents the portion of premium written applicable to the unexpired terms of policies in force.

Loss and loss adjustment expense reserves. The liability for loss and loss adjustment expenses ("LAE") is based on an evaluation of reported losses and on estimates of incurred but unreported losses ("IBNR"). The reserve liabilities are determined using estimates of losses for individual claims (case basis reserves) and statistical projections of reserves for IBNR. Management considers many factors when setting reserves, including: (i) current legal interpretations of coverage and liability; (ii) economic conditions; and, (iii) internal methodologies which analyze TIG's experience with similar cases, information from ceding companies and historical trends, such as reserving patterns, loss payments, pending levels of unpaid claims and product mix. Based on these considerations, management believes that adequate provision has been made for TIG's loss and LAE reserves. Actual losses and LAE paid may deviate, perhaps substantially, from such reserves. Adjustments to the reserves resulting from subsequent developments or revisions to the estimate are reflected in results of operations in the period in which such adjustments become known. The liability is reported net of estimated salvage and subrogation recoverables of $31 million and $29 million at December 31, 1997 and 1996, respectively. Certain liabilities for unpaid losses related to long term workers' compensation coverage are discounted to present value. The discount on these workers' compensation loss reserves was $31 million at December 31, 1997 and $39 million at December 31, 1996.

Deferred Policy Acquisition Costs. Acquisition costs that vary with and are primarily related to the production of new business, consist principally of commissions, premium taxes, and other expenses incurred at policy issuance and renewal. The costs are generally deferred and amortized ratably over the terms of the underlying policies. Anticipated losses, loss expenses, and remaining costs of servicing the policies are considered in determining the amount of costs to be deferred. Anticipated investment income is considered in determining whether a premium deficiency exists. Amortization of deferred policy acquisition costs totaled $391 million, $347 million and $335 million for the years ended December 31, 1997, 1996 and 1995, respectively.

Participating Insurance Business. Dividends to policyholders, which relate primarily to workers' compensation policies, are accrued during the period in which the related premium is earned. Approximately 7%, 4% and 5% in 1997, 1996 and 1995, respectively, of TIG's total premium was subject to participation in such dividends.

                                     PART II
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

Other Assets. Property, leasehold improvements and furniture and equipment of $40 million and $41 million at December 31, 1997 and 1996, respectively, are included in other assets. These balances are carried at cost less accumulated depreciation of $24 million and $38 million at December 31, 1997 and 1996, respectively. Depreciation is computed under the straight-line method over the estimated useful lives of the assets over periods ranging from three to ten years. Goodwill and other intangible assets of $18 million and $4 million at December 31, 1997 and 1996, respectively, are also included in other assets. These balances are amortized on a straight-line basis over periods ranging from 10 to 20 years. TIG's accounting policy governing the measurement of goodwill impairment includes an annual analysis of the recoverability of goodwill as of each balance sheet date.

Restructuring Charges. In February 1996, TIG announced the reorganization of its commercial operations and plans to exit certain lines of business that failed to meet profitability standards. As a result of this reorganization, TIG took the following actions: 1) combined its Specialty Commercial and Workers' Compensation divisions to form a new division called Commercial Specialty, 2) identified field offices for consolidation and closure, 3) identified lines of business for non-renewal or cancellation for which 1995 net premium written was approximately $190 million, 4) formed a run-off division (called "Other Lines") to administer contractually required policy renewals for run-off lines of business, and 5) outsourced to third party service providers or otherwise terminated the responsibilities of approximately 600 employees. The consolidation/closure of field offices was completed by December 31, 1996, although various lease obligations remain at December 31, 1997.

TIG recorded a $100 million accrual in first quarter 1996 for estimated restructuring charges comprised of severance of $17 million; contractual policy obligations of $37 million; office lease termination of $18 million; furniture, equipment and capitalized software write-downs of $12 million; and a reserve for litigation and credit issues related to terminated producers of $16 million. In 1997, TIG re-evaluated the $100 million restructuring charge. Although the total amount of the restructuring charge remained unchanged, the components were revised to the following: severance of $13 million; contractual policy obligations of $43 million; office lease terminations of $16 million; furniture, equipment and capitalized software write-downs of $10 million; and a reserve for litigation and credit issues related to terminated producers of $18 million. Severance costs were less than originally estimated due to the employment of certain TIG associates by third party service providers. The reduction in severance was effectively offset by increased costs for contractual policy obligations associated with outsourcing contracts. The revised estimates for leases, asset write-downs, and producer credit issues reflect minor adjustments to original assumptions based on activity through December 31, 1997. Charges against the restructure accrual of $85 million have been recorded since March 1996 and are comprised of $12 million in severance, $43 million in contractual policy obligations, $12 million in lease termination costs, $10 million in asset write-downs and $8 million related to producer credit issues. At December 31, 1997, TIG's exit plan was substantially complete with the remaining restructure accrual of $15 million projected to be paid out over the next three to four years.

                                     PART II
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
NOTE C.  SALE OF INDEPENDENT AGENTS BUSINESS UNIT
--------------------------------------------------------------------------------

On December 31, 1997, TIG sold the Independent Agents unit of its Retail Division, based in Battle Creek, Michigan, for $65 million in cash to Nationwide Mutual Insurance Company ("Nationwide"). The purchase price was adjusted for the surplus of TIG Countrywide Insurance Company ("CIC"), which was included in the sale, after giving effect to certain transactions. There was no capital gain or loss recognized on the sale. At closing, TIG entered into several reinsurance arrangements with CIC and ceded all outstanding loss and LAE reserves, unearned premium reserves and premium receivables related to the Independent Agents unit at book value. Under the purchase agreement, Nationwide assumed the risk of loss and LAE reserve development and receivable collectibility. To allow CIC and Nationwide time to make appropriate regulatory filings, TIG will continue to write Independent Agents business and cede such business 100% to CIC for two years, or longer, if needed. TIG has also agreed to provide transition assistance services to CIC for the processing of this business for a period of up to two years. Independent Agents gross premium written for the years ended December 31, 1997, 1996 and 1995 totaled $286 million, $299 million and $291 million, respectively.

                                     PART II
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
NOTE D.  INVESTMENTS
--------------------------------------------------------------------------------
Market Values and Amortized  Cost of Invested Assets:

                                                                  December 31, 1997
                                        ----------------------------------------------------------------------
                                                                                                     % of
                                            Market       Amortized     Unrealized    Unrealized      Market
    (In millions)                            Value         Cost         Gains         Losses      Portfolio
    =================================== ============== ============= ============= ============= =============
    Municipal bonds                          $637          $596            $42          ($1)         15.2%
    Mortgage-backed securities                941           933             11           (3)         22.4
    United States government bonds          1,014           941             77           (4)         24.2
    Corporate and other bonds               1,282         1,255             41          (14)         30.6
    ----------------------------------- -------------- ------------- ------------- ------------- -------------
           Total fixed maturity             3,874         3,725            171          (22)         92.4
             investments
    Short-term and other investments          318           316              3           (1)          7.6
    ----------------------------------- -------------- ------------- ------------- ------------- -------------
           Total invested assets           $4,192        $4,041           $174         ($23)        100.0%
    =================================== ============== ============= ============= ============= =============

                                                                 December 31, 1996
                                         ---------------------------------------------------------------------
                                                                                                     % of
                                            Market      Amortized     Unrealized    Unrealized      Market
    (In millions)                            Value         Cost         Gains         Losses      Portfolio
    ==================================== ============= ============= ============= ============= =============
    Municipal bonds                          $535          $502           $34          ($1)          12.6%
    Mortgage-backed securities              1,210         1,219             4          (13)          28.6
    United States government bonds          1,070         1,038            38           (6)          25.3
    Corporate and other bonds               1,242         1,217            35          (10)          29.3
    ------------------------------------ ------------- ------------- ------------- ------------- -------------
    Total fixed maturity investments        4,057         3,976           111          (30)          95.8
    Short-term and other investments          176           176             -             -           4.2
    ------------------------------------ ------------- ------------- ------------- ------------- -------------
       Total invested assets               $4,233        $4,152          $111         ($30)         100.0%
    ==================================== ============= ============= ============= ============= =============

Approximately one-fourth of TIG's portfolio consists of mortgage-backed securities ("MBS"). United States federal government and government agency mortgages now represent approximately 82% of TIG's exposure to MBS, offering AAA credit quality. A risk inherent to MBS is prepayment risk related to interest rate volatility. The underlying mortgages may be repaid earlier or later than originally anticipated, depending on the repayment and refinancing activity of the underlying homeowners. Should this occur, TIG would receive paydowns on principal amounts which may have been purchased at a premium or discount, and TIG's investment income would be affected by any adjustments to amortization resulting from the prepayments. TIG's consolidated financial results have not been materially impacted by prepayments of MBS. In addition, interest rate volatility can affect the market value of MBS. Substantially all MBS held in the portfolio can be actively traded in the public market.

In the normal course of business, TIG may choose to hedge some of its interest rate risk with futures contracts and/or interest rate swaps. Alternatively, derivative financial instruments may also be utilized to enhance prospective returns. TIG's interest rate swap arrangements generally provide that one party pays interest at a floating rate in relation to movements in an underlying index, and the other party pays interest at a fixed rate. While TIG is exposed to credit risk in the event of nonperformance by the other party, nonperformance is not anticipated due to the credit rating of the counterparties. No futures contract positions were open at December 31, 1997, or December 31, 1996. There were $14 million notional face amount of interest rate swaps at December 31, 1997, unchanged from December 31, 1996. All TIG derivative financial instruments were with financial institutions rated A or better by one or more of the major credit rating agencies. Total derivative positions were approximately $94 million par value, $78 million fair value, and represents approximately 1.8% of the total consolidated investment asset holdings at December 31, 1997.

                                     PART II
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

TIG routinely enters into commitments to purchase securities on a "To Be Announced" ("TBA") basis for which the interest rate risk remains with TIG until the date of delivery and payment. Delivery and payment of securities purchased on a TBA basis can take place a month or more after the date of the transaction. These securities are subject to market fluctuations during this period and it is the Company's policy to recognize any gains or losses only when they are realized. TIG maintains cash and short-term investments with a fair value exceeding the amount of its TBA purchase commitments. At December 31, 1997, the TBA purchase commitments amounted to $24 million, and had a fair value of $26 million, compared to TBA commitments of $46 million with a fair value of $46 million at December 31, 1996.

TIG has no material non-income producing investments and has no geographic or other concentrations of investment risk which has not been disclosed. Invested assets of TIG, carried at $620 million and $712 million at December 31, 1997 and 1996, respectively, were either on deposit with government agencies as required by law in various states in which TIG insurance subsidiaries conduct business or were held as collateral for various business transactions. Invested assets of TIG's participation in Lloyd's Syndicates totaling $8.2 million at December 31, 1997, including cash of $4.9 million, are held in trust in accordance with Lloyd's of London regulations (see Note M Commitments and Contingencies).

The estimated market value and amortized cost of the portfolio, by contractual maturity, at December 31, 1997 are presented below. Expected maturities will differ from contractual maturities as certain borrowers have the right to call or prepay obligations.

                                                         Market       Amortized
(In millions)                                             Value         Cost
==================================================== ============= =============
Due in on year or less                                     $373          $368
Due after one year through five years                       275           273
Due after five years through ten years                      614           605
Due after ten years                                       1,671         1,546
Mortgage-backed securities                                  941           933
---------------------------------------------------- ------------- -------------
   Total fixed maturity investments                      $3,874        $3,725
==================================================== ============= =============

Components of Net Investment Income

                                                       Years Ended December 31,
                                                   -----------------------------
(In millions)                                         1997       1996      1995
================================================== ========== ========= ========
Fixed maturity investments                            $297      $298       $273
Short-term and other investments                         8         6          7
-------------------------------------------------- ---------- --------- --------
Total gross investment income                          305       304        280
Investment expenses, interest and other                (15)      (14)       (12)
-------------------------------------------------- ---------- --------- --------
Total net investment income                           $290      $290       $268
================================================== ========== ========= ========

Net Investment and Other Gain (Loss)

                                                       Years Ended December 31,
                                                    ----------------------------
(In millions)                                         1997      1996      1995
=================================================== ========= ======== =========
Fixed maturity investments
     Gross gains                                       $38       $37      $18
     Gross losses                                      (22)      (41)     (29)
Other losses                                           (15)        -        -
--------------------------------------------------- --------- --------- --------
Net investment and other gain (loss) before tax          1        (4)     (11)
Less related taxes                                       -         1        4
--------------------------------------------------- --------- --------- --------
Net investment and other gain (loss), net of taxes      $1       ($3)     ($7)
=================================================== ========= ========= ========

                                     PART II
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
NOTE E.  LOSS AND LOSS ADJUSTMENT EXPENSE RESERVES
--------------------------------------------------------------------------------

Activity in the loss and loss adjustment expense reserve account is summarized as follows:

(In millions)                                1997     1996      1995
========================================== ======== ========= =========
 Balance January 1, net of reinsurance
    recoverables                            $2,634   $2,752    $2,721
 Incurred related to:
    Current year                             1,076    1,122     1,200
    Prior year                                  75       16       (24)
------------------------------------------ -------- --------- ---------
 Total losses and LAE incurred               1,151    1,138     1,176
------------------------------------------ -------- --------- ---------
 Loss and LAE payments related to:
    Current year                               417      374       367
    Prior year                                 837      882       778
------------------------------------------ -------- --------- ---------
 Total losses and LAE payments               1,254    1,256     1,145
------------------------------------------ -------- --------- ---------
 Balance December 31, net of reinsurance
    recoverable                              2,531    2,634     2,752
 Reinsurance recoverable                     1,404    1,126     1,134
------------------------------------------ -------- --------- ---------
 Gross loss and LAE reserves                $3,935   $3,760    $3,886
========================================== ======== ========= =========

In 1997, TIG recognized unfavorable prior year loss and LAE reserve development of $75 million, of which unfavorable development of $106 million was attributable to TIG Re reserve strengthening and favorable development of $31 million was attributable to TIG Insurance. The reserve strengthening by TIG Re in December 1997 was based on actuarial evaluations of loss data through September 30, 1997, which incorporated enhancements to TIG Re's actuarial process and previously unavailable data. This intensive actuarial review indicated that reserving issues were concentrated in a limited number of large proportional excess of loss programs, the majority of which were restructured or non-renewed effective January 1, 1997. TIG Re also increased 1997 accident year reserves by $39 million as a result of the September 30, 1997 actuarial study. The total $145 million reserve increase recorded by TIG Re in December 1997 was net of corporate aggregate stop loss reinsurance coverage, including $40 million under a 1995 intercompany agreement with TIG Insurance. The favorable prior year loss reserve development of $31 million for primary lines written by TIG Insurance was principally attributable to continuing favorable workers' compensation development. The majority of this favorable development was reallocated to the 1997 accident year for workers' compensation and various other lines for statutory reporting purposes. The assumption by TIG Insurance in Other Lines of $40 million in losses under the aforementioned intercompany reinsurance agreement was principally offset by a $27 million cession to a corporate aggregate stop loss reinsurance treaty.

The unfavorable loss and LAE reserve development for prior years in 1996 of $16 million is due primarily to adverse development in Other Lines. In connection with the February 1996 restructuring, TIG completed a re-evaluation of loss and LAE reserves related to run-off lines using additional loss development data received during the first quarter of 1996. This data confirmed adverse loss development trends observed in the second half of 1995 and was a consideration in the decision to exit certain lines of business as discussed at Note B. Summary of Significant Accounting Policies. As a result of this re-evaluation and management's belief that the restructuring decision will make the claims settlement process less consistent and more volatile, TIG increased loss and LAE reserves by $31 million in the first quarter of 1996 for run-off lines, principally for long haul trucking and large accounts. This reserve strengthening was partially offset by continuing favorable development of 1993 and prior workers' compensation reserves.

                                     PART II
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

TIG's reserves include an estimate of TIG's ultimate liability for asbestos-related matters, environmental pollution, toxic tort and other non-sudden and accidental claims for which ultimate values cannot be estimated using traditional reserving techniques. TIG's environmental claims activity is predominately from hazardous waste and pollution-related claims arising from commercial insurance policies. Most of TIG's pollution claims are from small regional operations or local business involved with disposing wastes at dump sites or having pollution on their own property due to hazardous material use or leaking underground storage tanks. In connection with the initial public offering of TIG Holding's common stock ("IPO"), an affiliate of Transamerica agreed to pay 75% of up to $119 million of reserve development and newly incurred claims, up to a maximum reimbursement of $89 million, on policies written prior to January 1, 1993 with respect to certain environmental claims involving paid losses and certain LAE in excess of TIG's environmental loss and LAE reserves at December 31, 1992. At December 31, 1997, the Transamerica affiliate had incurred no liability under this agreement.

                                     PART II
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
NOTE F.  REINSURANCE
--------------------------------------------------------------------------------


                                   Years Ended December 31,
                              -----------------------------------
(In millions)                    1997        1996        1995
============================  =========== =========== ===========
Written premium:
  Direct                        $1,221      $1,274      $1,387
  Assumed                          722         650         649
  Ceded                           (507)       (395)       (426)
----------------------------  ----------- ----------- ------------
  Net                           $1,436      $1,529      $1,610
----------------------------  ----------- ----------- ------------
Earned premium:
  Direct                        $1,232      $1,307      $1,377
  Assumed                          667         632         629
  Ceded                           (433)       (400)       (388)
----------------------------  ----------- ----------- ------------
  Net                           $1,466      $1,539      $1,618
----------------------------  ----------- ----------- ------------
Incurred losses and LAE:
  Gross                         $1,751      $1,417      $1,443
  Ceded                           (600)       (279)       (267)
----------------------------  ----------- ----------- ------------
  Net                           $1,151      $1,138      $1,176
============================  =========== =========== ============

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

Reinsurance contracts do not relieve TIG from its obligations to policyholders. Failure of reinsurers to honor their obligations could result in losses to TIG; accordingly, allowances are established for amounts estimated to be ultimately uncollectible. TIG evaluates the financial condition of its reinsurers and monitors concentrations of credit risk arising from similar geographic regions, activities, or economic characteristics of the reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. At December 31, 1997, TIG held collateral related to reinsurance amounts in the form of letters of credit totaling $349 million, trust funds totaling $236 million, and funds held totaling $319 million.

                                     PART II
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
NOTE G. INCOME TAXES
--------------------------------------------------------------------------------

TIG files a consolidated federal income tax return. At December 31, 1997, TIG had a net operating loss carryover of $199 million, of which $34 million will expire in 2008, $96 million will expire in 2009, $5 million will expire in 2011 and $64 million will expire in 2012. Additionally, TIG has a $20 million capital loss carryover, of which $16 million will expire in 2000, and $4 million will expire in 2001. For the tax years ended December 31, 1997, 1996 and 1995, TIG made tax payments of $52 million (including the $40 million advance payment discussed below), $5 million and $1 million, respectively.

The components of the income tax asset balance are as follows:

                                          Years Ended December 31,
                                     ----------------------------------
     (In millions)                       1997              1996
     ==================================================================
     Current asset (liability)            $57               ($9)
     Net deferred tax asset                83               111
     ------------------------------------------------ -----------------
     Total                               $140              $102
     ==================================================================

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of TIG's deferred tax assets and liabilities as of December 31, 1997 and 1996 are shown in the following table:

                                               Years Ended December 31,
                                              ----------------------------
(In millions)                                      1997          1996
==========================================================================
Deferred tax assets:
Discounting of reserves for losses
   and loss adjustment expenses                    $158          $167
Net operating loss carryforward                      70            35
Discounting of unearned premium reserves             38            42
Expense reserves                                     20             3
Restructuring charges                                 5            20
Postretirement benefits other than pensions           8             8
Capital loss carryforward                             7            17
Business in force                                     7            14
Policyholder dividends                                7             6
Other, net                                            8            12
--------------------------------------------- ----------------------------
     Total deferred tax assets                      328           324
--------------------------------------------- ----------------------------

Deferred tax liabilities:
Section 338 - marketable securities                 130           128
Deferred policy acquisition costs                    53            52
Unrealized gain - marketable securities              52            28
Section 338 - other                                  10             5
--------------------------------------------------------------------------
     Total deferred tax liabilities                 245           213
--------------------------------------------------------------------------
     Net deferred tax asset                         $83          $111
==========================================================================

                                     PART II
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

In accordance with the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", TIG's management has reviewed its deferred tax asset balance and concluded that it is more likely than not the entire deferred tax asset will be realized. Management's conclusion is based on its expectation that sufficient taxable income will be generated in future periods within the carryforward period. TIG has reported profits in 1997, 1996, 1995 and 1994, and is expected to be profitable in the future. If TIG does not achieve its anticipated earnings level in future periods but maintains the earnings level sustained over the past four years and converts all of its tax-exempt securities into taxable securities, it anticipates that all of its net operating loss and capital loss carryforward and 90% of its existing deferred tax asset will be utilized by the year 2002.

Significant components of the income tax benefit (expense) are as follows:

                                              Years Ended December 31,
                                          -----------------------------
      (In millions)                         1997       1996      1995
      =================================================================
      Current expense                        ($9)      ($9)      ($2)
      Deferred benefit (expense)              (1)       13       (35)
      ----------------------------------- --------- ---------- --------
      Total income tax benefit (expense)    ($10)       $4      ($37)
      =================================================================

The exercise of stock options which have been granted under the Company's various stock option plans gives rise to compensation which is includable in the taxable income of the applicable employees and deductible by the company for federal and state income tax purposes. Such compensation results from increases in the fair market value of the Company's common stock subsequent to the date of grant of the applicable exercised stock options and, accordingly, in accordance with Accounting Principles Board Opinion No. 25, such compensation is not recognized as an expense for financial accounting purposes and the related tax benefits are taken directly to Additional Paid-in Capital. In 1997, Additional Paid-in Capital which is a component of Common Stock in the accompanying financial statements was increased $13 million as a result of the exercise of such options. Tax benefits from the exercise of stock options by employees were not material in 1996 and 1995 (see Note K.
Incentive Compensation Plans).

                                     PART II
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

The components of benefit (expense) for total deferred income taxes are as follows:

                                             Years Ended December 31,
                                            --------------------------
(In millions)                                 1997     1996     1995
======================================================================
Discounting of reserves for losses and
   loss adjustment expenses                   ($9)     ($5)      ($7)
Discounting of unearned premium reserves       (4)       1         -
Net operating loss carryforward                35      (11)        2
Expense reserves                               17        -         -
Restructuring charges                         (15)      16        (3)
Capital loss carryforward                     (10)       3         3
Business in force                              (7)      (6)       (7)
Policyholder dividends                          1       (4)       (5)
Tax liability adjustment                        5       20         -
Deferred investment income                     (2)      (4)      (15)
Deferred policy acquisition costs              (1)      (1)       (3)
Other                                         (11)       4         -
-------------------------------------------- -------- -------- --------
Total deferred income tax benefit (expense)   ($1)     $13      ($35)
=======================================================================

                                     PART II
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

The reconciliation of income tax computed at the U.S. federal statutory rates to total income tax benefit (expense) is as follows:

                                                  Years Ended December 31,
                                                --------------------------
(In millions)                                     1997     1996     1995
==========================================================================
Federal income tax expense at statutory rates     ($22)    ($26)    ($54)
Tax-exempt investment income                         9        9       17
Tax liability adjustment                             5       20        -
Other                                               (2)       1        -
----------------------------------------------- -------- -------- --------
Total income tax benefit (expense)                ($10)      $4     ($37)
==========================================================================

TIG's Federal income tax returns are routinely audited by the Internal Revenue Service (IRS) and provisions are made in the financial statements in anticipation of the results of these audits. Following a routine federal income tax audit by the IRS, in September 1997, the IRS issued a Statutory Notice of Deficiency for the tax year 1993 and a Revenue Agents Report for 1994 asserting a tax liability of approximately $170 million excluding interest. The IRS's asserted tax adjustments principally relate to the acquisition made by TIG under the Section 338(h)(10) election of April 27, 1993 in conjunction with TIG's IPO and primarily generate temporary differences by creating income in 1993 with corresponding deductions in 1993 and future tax years. TIG strongly disagrees with the IRS's position and, on December 11, 1997, TIG filed a Tax Court Petition challenging it. In connection with the Statutory Notice of Deficiency issued by the IRS for the 1993 tax year, TIG made a $40 million advance tax payment in December 1997, that has been reflected as a current tax asset. While the timing of cash tax payments may be impacted, management believes that revisions to TIG's recorded tax liability, if any, arising from the IRS's audit will not materially impact consolidated net income or financial condition.

In March 1996, TIG entered into settlement agreements with the IRS on several outstanding audit assessments, which resulted in a redetermination of certain tax liabilities related to tax years prior to TIG's initial public offering in April 1993. A $20 million deferred tax benefit was recognized in first quarter of 1996 as a result of the redetermination.

                                     PART II
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
NOTE H. FINANCING ARRANGEMENTS
--------------------------------------------------------------------------------

Notes Payable. In April 1995, TIG Holdings issued $100 million of 8.125% Notes maturing 2005. Interest is payable on a semi-annual basis, and a lump sum principal repayment for the non-callable notes is due April 15, 2005. Included in the restrictive covenants are limitations on the disposition of the stock of TIG Insurance Company ("TIC"), limitations on liens and limitations on the merger of the Company. Interest expense was $8 million in 1997 and 1996 and $6 million in 1995. Interest paid was $8 million in 1997 and 1996 and $4 million in 1995.

Sale - Leaseback. In December 1995, TIG entered into a $50 million credit facility, of which approximately $24 million was outstanding as of December 31, 1997. The facility is a direct financing arrangement with a third party related to the sale and leaseback of certain fixed assets, excluding data processing equipment. The initial draw of $22 million against the facility in December 1995 is being amortized over 5 years with interest at 5.9% payable quarterly. Subsequent draws against the facility are amortized over 5 years and interest, based on a floating rate, is payable quarterly. Interest rates during 1997 ranged from 5.9% to 6.6%. Interest expensed and paid was $1.6 million and $1.4 million for 1997 and 1996, respectively. No interest was expensed or paid in 1995.

Line of Credit. In December 1995 (as amended and restated in 1997), TIG established an unsecured revolving line of credit with maximum borrowings of $250 million. Included in the restrictive covenants are limitations on the disposition of significant subsidiaries of TIG, limitations on liens and limitations on the merger of the Company. The full amount of the five year credit facility was available for general corporate purposes as of December 31, 1997.

Capital Securities. In January of 1997, TIG Capital Trust I ("TIG Capital" or the "Trust"), a statutory business trust created under Delaware law and a trust subsidiary of TIG Holdings, completed a private offering for $125 million of 8.597% mandatory redeemable capital securities. TIG Holdings is the initial holder of 100% of the common securities of TIG Capital. Holders of the capital securities of the Trust have a preference under certain circumstances over the holders of common securities of the Trust with respect to cash distributions and amounts payable on liquidation, redemption, or otherwise.

TIG Holdings issued $128.75 million in 8.597% Junior Subordinated Debentures to TIG Capital Trust I (including approximately $3.75 million with respect to the capital contributed to the Trust by TIG Holdings). Included in the restrictive covenants are limitations on the merger of the Company. TIG Holdings guaranteed the payment of distributions and payments on liquidation or redemption of the capital securities but only in each case to the extent of funds held by the Trust. The guarantee does not cover payment of distributions when the Trust does not have sufficient funds to pay such distributions. The net proceeds received by TIG Holdings from the issuance of the debentures were used for general corporate purposes which includes repurchases of the Company's common stock. Interest expense was $9.9 million in 1997. Interest paid was $4.9 million in 1997.

                                     PART II
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
NOTE I. MANDATORY REDEEMABLE PREFERRED STOCK
--------------------------------------------------------------------------------

In April 1993, in connection with it's IPO, TIG Holdings issued 250,000 shares of non-voting mandatory redeemable preferred stock with a cumulative annual cash dividend rate of $7.75 per share and an aggregate liquidation preference/redemption value of $25 million plus accrued and unpaid dividends. The preferred stock must be redeemed on April 27, 2000. With each regular quarterly dividend declared on the preferred shares, each holder also receives one non-transferable right (a "Right"). Each Right will constitute the right to receive an additional amount to the extent that the regular cash dividend to which the related Right was, in whole or in part, not made out of TIG Holdings' current or accumulated earnings and profits, as calculated for federal income tax purposes. In such event, the holder of a Right will be entitled to receive an amount which, when taken together with the regular cash dividend to which the Right was related, would cause the net after-tax return to such holder to equal what the net after-tax return on the mandatory redeemable preferred stock would have been had the regular cash dividend been paid entirely out of the current or accumulated earnings and profits of TIG Holdings. No additional payments were required during 1997 and 1996. During 1995, TIG paid an additional $0.7 million in respect to these Rights in connection with dividends declared on the mandatory redeemable preferred stock during 1994.


--------------------------------------------------------------------------------
NOTE J. SHAREHOLDERS' EQUITY
--------------------------------------------------------------------------------

Authorized Capital Stock. TIG Holdings' authorized capital stock consists of one million shares of $0.01 par value Class A convertible common stock, 180 million shares of $0.01 par value common stock, and 15 million shares of $0.01 par value preferred stock.

Class A Common Stock. In April 1993, TIG Holdings issued 224,600 shares of Class A common stock of which 81,191 had been canceled as of December 31, 1997. The Class A common stock was convertible into shares of common stock one year after issuance but not prior to the vesting of such shares in accordance with the terms of their issuance. Accordingly, as of December 31, 1997, the number of Class A common shares converted to common stock was 143,409 (see Note K - Incentive Compensation Plans). As of December 31, 1997, no shares of Class A common stock are outstanding.

Subsidiary Dividend Restrictions. Payment of dividends to TIG Holdings by its insurance subsidiaries is subject to certain restrictions. State insurance laws limit the amount that may be paid without prior notice or approval by insurance regulatory authorities. As of December 31, 1997, $180 million of dividends are currently available for payment to TIG Holdings from its insurance subsidiaries during 1998 without restriction. Cash dividends paid by the insurance subsidiaries in 1997, 1996 and 1995 were $145 million, $130 million and $55 million, respectively. In addition a $20 million dividend of subsidiary common stock was paid in 1995.

                                     PART II
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
NOTE K. INCENTIVE COMPENSATION PLANS
--------------------------------------------------------------------------------

As of December 31, 1997, the Company has three stock based compensation plans, which are described below. The Company adopted SFAS 123 effective January 1, 1996 and has elected to continue to account for employee stock-based compensation as prescribed by APB Opinion No. 25 (See Note B - Summary of Significant Accounting Policies).

The 1996 Long-Term Incentive Plan. The 1996 Long-Term Incentive Plan (the "1996 Plan") provides for awards of stock options, stock appreciation rights, restricted stock grants, restricted stock units and/or performance units. The maximum number of shares of Common Stock for which awards may be granted or paid out under the 1996 Plan is 5 million shares plus, effective January 1, 2000, the Limitation Amount. The "Limitation Amount" is 1.5% of the total number of issued and outstanding shares of Common Stock as of January 1, 2000, plus, effective each January 1 thereafter through and including January 1, 2006, 1.5% of the total number of issued and outstanding shares of Common Stock as of such January
1. In addition to the shares available for grant as previously mentioned, 2 million shares of Common Stock will be available solely for the grant of awards to employees in connection with acquisitions of other entities or businesses by the Company. As of December 31, 1997, there were no stock appreciation rights, restricted stock units or performance units outstanding. The 1996 Plan will terminate on the date of the Company's annual meeting of stockholders in 2006. Thereafter, no awards may be granted. Stock options under the 1996 Plan typically have a term of ten years from the date of the grant and vest in equal annual installments over four years. Restricted stock grants typically vest in equal annual installments over three years.

The 1996 Non-Employee Directors Compensation Program. The 1996 Non-Employee Directors Compensation Program (the "1996 Program") provides for awards of stock options and restricted share units. These awards are not to exceed 200,000 shares. As of December 31, 1997, there were 33,873 restricted share units and stock options representing the right to acquire 67,746 shares of common stock. Each restricted share unit converts into one share of common stock based upon an irrevocable election made by each non-employee director. The 1996 Program will terminate on the close of business on the date of the Company's annual meeting of stockholders in 1999. Restricted share units and stock options granted prior to the date of the annual meeting of stockholders in 1997 will vest in three substantially equal installments on the dates of each annual meeting of stockholders in 1997, 1998 and 1999. Restricted share units and stock options granted on or after the date of the 1997 annual meeting of stockholders but prior to the date of the 1998 annual meeting of stockholders will vest in two equal installments on the dates of each annual meeting of stockholders in 1998 and 1999. Restricted share units and stock options granted on or after the date of the 1998 annual meeting of stockholders but prior to the 1999 annual meeting of stockholders will vest in one installment on the date of the 1999 annual meeting of stockholders. The maximum term of any stock option granted will be ten years from the date of grant.

The 1993 Long-Term Incentive Plan. The 1993 Long-Term Incentive Plan (the "1993 Plan") provides for awards of stock options, stock appreciation rights, restricted stock grants and/or performance units (collectively referred to as "awards"). These awards are not to exceed 15 million shares in the aggregate. As of December 31, 1997, there were no stock appreciation rights or performance units outstanding. The 1993 Plan terminated May 2, 1996, except with respect to outstanding awards, with the approval of the 1996 Plan. Stock options under the 1993 Plan have a term of ten years from the date of grant and vest in equal annual installments over four years. Restricted stock grants vest in equal annual installments over three years.

                                     PART II
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

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

A summary of the status of the Company's three stock based compensation plans as of December 31, 1997 and changes during the three years ended December 31, 1997 is presented below:

                                      Restricted     Class A
                                        Shares        Shares         Options
===============================================================================
Outstanding at January 1, 1995          56,014       76,259         9,996,197
Granted                                  4,600            -         1,391,100
Exercised/Earned                       (30,911)     (39,800)         (100,133)
Forfeited or canceled                     (843)        (666)         (275,982)
----------------------------------- ------------- -------------   -------------
Outstanding at December 31, 1995        28,860       35,793        11,011,182
----------------------------------- ------------- -------------   -------------
Granted                                110,170            -         1,476,736
Exercised/Earned                       (25,436)     (35,793)         (383,594)
Forfeited or canceled                  (14,380)           -          (472,089)
----------------------------------- ------------- -------------   -------------
Outstanding at December 31, 1996        99,214            -        11,632,235
----------------------------------- ------------- -------------   -------------
Granted                                 71,319            -         2,090,117
Exercised/Earned                       (33,972)           -        (2,994,788)
Forfeited or canceled                  (11,268)           -          (262,820)
----------------------------------- ------------- -------------   -------------
Outstanding at December 31, 1997       125,293            -        10,464,744
===============================================================================

The weighted average option exercise price was $25.06, $22.74 and $22.08 for options outstanding at December 31, 1997, 1996 and 1995 respectively. The weighted average option exercise price was $33.82 for options granted during 1997, $22.01 for options exercised in 1997 and $27.25 for options forfeited in 1997.

The weighted average fair value of options granted during 1997 was $10.45 while the weighted average fair value of restricted stock granted during the year was $33.80. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1997, 1996 and 1995 respectively: dividend yield of 1.70 percent, 1.75 percent and 1.75 percent; expected volatility of .220,
 .201 and .201; risk free interest rate of 6 percent, 7 percent and 7 percent and expected life of 7 years for all years. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

                                     PART II
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

If the fair value of the stock compensation granted had been accounted for under SFAS 123, the proforma net income for 1997 would have been $41.1 million or $0.76 per basic share or $0.74 per diluted share. Net income for 1996 would have been $74.5 million or $1.29 per basic share or $1.26 per diluted share. Net income for 1995 would have been $115.7 million or $1.87 per basic share or $1.86 per diluted share. For purposes of proforma disclosures, the estimated fair value of the stock compensation is amortized to expense over the stock compensation's vesting period. The effect on net income of the stock compensation amortization for the years presented above is not likely to be representative of the effects on reported net income for future years.

The following table summarizes information about stock options outstanding and exercisable at December 31, 1997:

                                 Options Outstanding                           Options Excercisable
                    -----------------------------------------------       ---------------------------------
      Range of         Number      Weighted-Avg.    Weighted-Avg.              Number       Weighted-Avg.
     Exercise       Outstanding      Remaining        Exercise            Exercisable @       Exercise
      Prices        @ 12/31/97     Contractual         Price                 12/31/97          Price
                                       Life
------------------- ------------- ---------------- ----------------       ---------------- ----------------
  $14.00 to $19.00     107,060          4.1            $16.83                  99,685           $16.78
  $19.01 to $24.00   7,052,271          5.6            $22.26               6,479,315           $22.47
  $24.01 to $29.00     846,475          8.0            $26.15                 320,650           $26.07
  $29.01 to $34.00   1,947,159          8.3            $32.51                 528,431           $31.97
  $34.01 to $39.00     511,779          6.5            $35.18                 399,563           $34.80
------------------- ------------- ---------------- ----------------       ---------------- ----------------
  $14.00 to $39.00  10,464,744          6.3            $25.06               7,827,644           $23.81
===========================================================================================================

                                     PART II
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
NOTE L. EMPLOYEE BENEFIT PLANS
--------------------------------------------------------------------------------

TIG Holdings' employee benefit plans (the "Plans") include the Diversified Savings and Profit Sharing Plan and the Employee Stock Ownership Plan. TIG Holdings adopted the ESOP and Profit Sharing Restoration Plans, effective January 1, 1994, and the Diversified Savings Restoration Plan, effective January 1, 1997. TIG Holdings may amend, terminate, or suspend contributions to the Plans at any time as it may deem advisable. TIG Holdings is the administrator of the Plans. Any subsidiary of TIG Holdings participating in the Plans may withdraw at any time with the consent of the TIG Holdings' Board of Directors. The Board of Directors of TIG Holdings has fiduciary responsibilities relating to the interpretation and operation of the Plans.

Diversified  Savings  and Profit  Sharing  Plan.  As of  January  1,  1997,  the
Diversified Savings Plan and Profit Sharing Plan were combined into the TIG Holdings, Inc. Diversified Savings and Profit Sharing Plan (the "DS&PSP"). The DS&PSP is qualified under Section 401 (a) of the Internal Revenue Code ("IRC") and the trust established to hold the assets of the DS&PSP is tax-exempt under
Section 501 (a) of the IRC. Effective January 1, 1995, an employee vests 25% after one year of service, 50% after two years of service and 100% after three years of service. While the assets are maintained in a single trust, the recordkeeping, contributions and participant qualifications remain as if under two separate plans, the Diversified Savings Plan (the "DSP") and the Profit Sharing Plan (the "PSP").

The DSP is available to all salaried employees. Most employees who elect to participate may contribute up to 12% of their pre-tax salary, plus bonuses, commissions, and overtime pay ("Employee Compensation") for each calendar year. TIG Holdings administers the DSP and will make matching contributions to the DSP in an amount equal to 75% of the participant's contribution up to a maximum of 6% of Employee Compensation. Certain IRC required limitations may be imposed for participants who are treated as "highly compensated employees" for purposes of the IRC. Generally, an employee vests in the matching employer contributions based upon years of service. Employer matching contributions were $3 million, $3 million, and $4 million for 1997, 1996 and 1995, respectively.

The PSP benefits eligible employees of TIG Holdings. Eligible employees are those who either were employed by TIG Holdings on December 31, each year or were employed during the plan year but died prior to the plan year end. Generally, each salaried employee is eligible to participate in the PSP. No employee contributions are permitted to be made to the PSP. The amount of any contribution for any calendar year made by TIG Holdings will be determined at the sole discretion of the TIG Holdings' Board of Directors. For 1997, 1996 and 1995 plan years, TIG contributed on behalf of each participant an amount equal to the sum of (i) two percent of the participant's Employee Compensation, as defined, for the Plan Year and (ii) four percent of the participant's annual Employee Compensation in excess of a determined wage base. Contributions were $2 million, $1 million and $2 million for 1997, 1996 and 1995, respectively.

                                     PART II
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

Diversified  Savings and Profit Sharing  Restoration Plan.  Effective January 1,
1997, TIG Holdings adopted the TIG Holdings, Inc. Diversified Savings Restoration Plan and combined it with the existing Profit Sharing Restoration Plan. The TIG Holdings, Inc. Diversified Savings and Profit Sharing Restoration Plan (the "DS&PS Restoration Plan") is an unfunded plan for the purpose of providing deferred compensation for a select group of management or highly compensated employees whose allocations under the qualified DS&PSP are limited by the annual restrictions as determined by the Internal Revenue Code. Highly compensated employees will be eligible for participation immediately upon the date of hire if annual earnings, including bonus in the year paid, exceed a specified threshold. The threshold for each year will be the amount of the cap on compensation that may be taken into account under the qualified plan for that year, or such greater amount as may be determined by the Committee in its discretion. A Participant vests 25% after one year of service, 50% after two years of service and 100% after three years of service. Participants' accounts are credited for the difference between the dollar amount credited to the participants' account under the qualified DS&PSP and the amount that would have been credited in the absence of the restrictions noted above. Participants' accounts are adjusted for gains, losses and earnings as if invested in the same manner as such associate's account under the qualified DS&PSP. Liabilities due to the participants were approximately $2 million and $1 million as of December 31, 1997, and 1996, respectively.

Employee Stock Ownership Plan. Most salaried employees are eligible to participate in the ESOP. Generally, TIG Holdings will contribute, for each calendar year, an amount equal to one percent of Employee Compensation, as defined, on behalf of each participant employed on the last working day of that year or who was employed but died during the year. No employee contributions are permitted to be made to the ESOP. Effective January 1, 1995, an employee vests 25% after one year of service, 50% after two years of service and 100% after three years of service. In April 1993, the ESOP borrowed $24 million from TIG Holdings to purchase 1,124,754 newly issued shares of common stock. The loan obligation of the ESOP is considered unearned employee compensation, and as such, is recorded as a reduction of TIG Holdings' shareholders' equity. As loan repayments are made by the ESOP, common stock is released to participant accounts. Unearned compensation is amortized based on the number of shares committed to be released and compensation expense is recognized based on the current market price. Compensation expense of $2 million was recognized in each year of 1997, 1996 and 1995. At December 31, 1997, 266,243 shares are allocated, 59,728 shares are committed to be released, and 429,688 shares are in suspense. As of December 31, 1997, the market value of unallocated shares was $14 million. Contributions to the ESOP were $1 million for 1997 and $2 million for 1996 and 1995. A participant's ESOP account will be distributed in full shares of common stock or cash after termination of service.

                                     PART II
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

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

ESOP Restoration Plan. The TIG Holdings, Inc. ESOP Restoration Plan is an unfunded plan for the purpose of providing deferred compensation for a select group of management or highly compensated employees whose allocations under the qualified ESOP plan are limited by annual restrictions as determined by the Internal Revenue Code. Highly compensated employees whose allocations under the qualified plan are limited by the Internal Revenue Code restrictions will be eligible for participation immediately upon the date of hire if annual earnings, including bonus in the year paid, exceed a specified threshold. The threshold for each year will be the amount of the cap on compensation that may be taken into account under the qualified plan for that year, or such greater amount as may be determined by the Committee in its discretion. A Participant vests 25% after one year of service, 50% after two years of service and 100% after three years of service. Participants' accounts are credited in dollar amounts for the difference between the cash value of the stock that would have been allocated to the participant's account under the qualified ESOP plan and the cash value of the stock that would have been allocated in the absence of the restrictions noted above. Participants' accounts are adjusted for gains, losses and earnings as if invested in the same manner as such associate's account under the qualified ESOP plan. Liabilities due to the participants were less than $1 million as of December 31, 1997, and 1996.

Postretirement Benefits Other Than Pensions. TIG participated in Transamerica's defined benefit health care plan that provided postretirement benefits to eligible retirees of Transamerica and affiliates. TIG assumed all liabilities with respect to its retirees and active employees at the date of the IPO. Contributions for these contributory plans are adjusted annually. Consideration for the adjustments include deductibles and coinsurance. Medical benefits are based on the employee's length of service and age at retirement from the Company. Assets held in trust consist of short term investments with a fair value of approximately $6 million and $5 million at December 31, 1997 and 1996, respectively.

A summary of the components of net periodic other postretirement benefit cost is as follows:

                                                    Years Ended December 31,
                                                   -------------------------
(In millions)                                        1997     1996    1995
============================================================================
Service cost - benefits earned during the period      $ -      $0.3    $0.3
Interest cost on projected benefit obligation         1.7       1.4     1.4
Amortization of prior service cost                   (0.1)     (0.1)   (0.1)
Amortization of loss                                  0.2         -       -
-------------------------------------------------- -------- -------- -------
Net periodic other postretirement benefit cost       $1.8      $1.6    $1.6
============================================================================

                                     PART II
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

The following table sets forth the amounts recognized in the balance sheet for other postretirement benefit plans:

                                                                  December 31,
                                                              ------------------
(In millions)                                                   1997      1996
================================================================================
Actuarial present value of other postretirement obligations:
        Retirees                                               $24.3     $17.2
        Active participants                                      1.3       3.4
        Unrecognized net gain (loss)                            (5.2)        -
        Prior service cost                                       0.6       0.7
------------------------------------------------------------- --------- --------
Other postretirement benefit obligation                        $21.0     $21.3
================================================================================

The weighted average annual assumed rate of increase in the health care cost trend rate is 10.0 percent for 1997 and 9.0 percent for 1998 and will decrease to 8.0 percent in 1999 and remain at that level thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported.

Increasing the trend rate by one percentage point in each year would increase the actuarial present value obligation for postretirement medical benefits as of December 31, 1997, 1996, and 1995 by $2 million, and the aggregate of the service and interest cost components of net periodic postretirement benefit cost by $0.1 million for 1997, 1996, and 1995. The weighted average discount rate used in determining the postretirement benefit obligation was 7.0% at December 31, 1997 and 1996.


--------------------------------------------------------------------------------
NOTE M. COMMITMENTS AND CONTINGENCIES
--------------------------------------------------------------------------------

Leases. Future minimum rental commitments as of December 31, 1997 for all noncancelable operating leases are as follows:

(In millions)
=========================================
   1998                     $19
   1999                      17
   2000                      15
   2001                      12
   2002                       9
   Thereafter                50
=========================================
                            122
   Sublease rental income    23
-----------------------------------------
   Net commitments          $99
=========================================

Substantially all of the leases are for rental of office space, the initial terms of which range from 1 to 20 years. Total rental expense for 1997, 1996, and 1995 was $18 million, $17 million and $30 million, respectively. As a result of the reorganization of TIG's commercial operations in the first quarter of 1996, certain lease termination costs in the amount of $18 million were incurred and are included in the $100 million restructuring charges recorded in 1996 as discussed in Note B - Summary of Significant Accounting Policies.

                                     PART II
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

Litigation. TIG's insurance subsidiaries are routinely engaged in litigation in the normal course of their business. As a liability insurer, the Company defends third-party claims brought against its insureds. As an insurer, the Company defends against coverage claims. In the opinion of TIG, based upon information available at the date of this report, no individual item of litigation, or group of similar items of litigation (including asbestos-related and environmental pollution matters and the matters referred to below), taken net of reserves established therefor and giving effect to insurance and reinsurance, is likely to result in judgments for amounts material to TIG's consolidated results of operations or financial condition.

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

On February 12, 1998, a purported class action complaint, naming TIG and two of its executive officers as defendants, was filed in the United States District Court for the Southern District of New York on behalf of persons who purchased TIG common stock during the period from October 21, 1997 to January 30, 1998, when TIG announced its fourth quarter 1997 results. The complaint alleges that TIG violated the federal securities laws by misrepresenting the adequacy of its underwriting and monitoring standards and loss reserves, and that three of its officers and directors sold shares at prices that were artificially inflated as a result of the alleged misrepresentations. Plaintiffs seek unspecified monetary damages, including punitive damages. Management believes that the lawsuit is without merit and it will be vigorously defended.

See Note G - Income Taxes regarding Tax Court Petition filed in December 1997.

London Market Activity. Through various indirect subsidiaries, the Company became a limited liability participant in the Lloyd's of London ("Lloyd's") market in 1997. As a prerequisite to admittance to the Lloyd's market, irrevocable letters of credit totaling $123 million and collateralized by $105 million of the Company's investment securities were provided in favor of the Society and Council of Lloyd's at December 31, 1997. The letters of credit
effectively   secure  the  syndicate's   1997  results  and  future   contingent
obligations of the Company should the Lloyd's underwriting syndicates in which the Company participates incur net losses. The Company's contingent liability to the Society and Council of Lloyd's is limited to the amount of the letters of credit.

                                     PART II
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
NOTE N. REGULATORY MATTERS
--------------------------------------------------------------------------------

Regulatory Risk-Based Capital. The states of domicile of TIG's insurance subsidiaries impose minimum risk-based capital requirements on insurance companies which were developed by the National Association of Insurance Commissioners ("NAIC"). The formulas for determining the amount of risk based capital specify various weighting factors that are applied to financial balances or various levels of activity based on the perceived degree of risk. Regulatory compliance is determined by a ratio of the enterprise's regulatory total adjusted capital, as defined by the NAIC, to its authorized control level risk-based capital, as defined by the NAIC. Enterprises below specific trigger points or ratios are classified within certain levels, each of which requires specified corrective action. The levels and ratios are as follows:

                                          Ratio of Total Adjusted Capital to
                                         Authorized Control Level Risk-Based
            Regulatory Event               Capital (Less Than or Equal to)
       =========================================================================
       Company action level              2.0 (or 2.5 with negative trends)
       Regulatory action level           1.5
       Authorized control level          1.0
       Mandatory control level           0.7
       -------------------------------------------------------------------------

At December 31, 1997, the statutory "risk-based" capital for each TIG insurance subsidiary was such that no action (company or regulatory) would be required.

Permitted Statutory Accounting Practices. TIG prepares its statutory financial statements in accordance with accounting principles and practices prescribed or permitted by the domiciliary state insurance department. Prescribed statutory accounting practices include state laws, regulations, and general administrative rules, as well as a variety of publications of the NAIC. Permitted statutory accounting practices encompass all accounting practices that are not prescribed; such practices differ from state to state, may differ from company to company within a state, and may change in the future. Furthermore, the NAIC has a project to codify statutory accounting practices, the result of which is expected to constitute the only source of "Prescribed" statutory accounting practices. Accordingly, that project, which is expected to be completed in 1998 and implemented in 1999 will likely change the definitions of what comprises prescribed versus permitted statutory accounting practices, and may result in changes to the accounting policies that insurance enterprises use to prepare their statutory financial statements. TIG does not expect such changes will have a material impact on its reported statutory results.

Statutory amounts for TIG's business segments are as follows (see Note O - Business Segments):

                                                  Years Ended December 31,
                                          --------------------------------------
           (In millions)                     1997          1996          1995
           =====================================================================
           Statutory Net Income (Loss):
           Primary operations                $143           $88           $67
           Reinsurance operations             (22)           96            69
           ----------------------------------------- ------------- -------------
                  Total                      $121          $184          $136
           =====================================================================

                                                        December 31,
                                          --------------------------------------
           (In millions)                     1997          1996          1995
           =====================================================================
           Statutory Surplus:
           Primary operations                $505          $460          $512
           Reinsurance operations             508           515           440
           ----------------------------------------- ------------- -------------
                  Total                    $1,013          $975          $952
           =====================================================================

                                     PART II
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

In June 1993, the California Department of Insurance permitted TIG Insurance Company ("TIC"), TIG's lead insurer to record a quasi-reorganization of its statutory capital accounts. The effect of the quasi-reorganization was to increase the earned surplus of TIC to zero from a negative $285 million and to decrease contributed surplus by the same amount. This transaction significantly increased TIC's future dividend paying capability as insurance companies may only pay dividends from earned surplus. The Company's surplus and capital exceeds the NAIC's "risk-based capital" requirements at the end of 1997.

--------------------------------------------------------------------------------
NOTE O. BUSINESS SEGMENTS
--------------------------------------------------------------------------------

TIG's operations are comprised of two business segments. Reinsurance operations, conducted principally through TIG Reinsurance and Primary Insurance operations, conducted principally through TIG Insurance. Primary Insurance operations are further broken down into Commercial Specialty, Retail, and Other Lines. Premium produced through Aon Corporation and its subsidiaries ("Aon") accounted for 32%, 23%, and 22% of consolidated net premium written in 1997, 1996 and 1995, respectively, of which Aon produced 31%, 19% and 22% of net premium written in Reinsurance operations and 32%, 25% and 22% of net premium written in Primary Operations for each year, respectively. In addition, Reinsurance operations assumed approximately $58 million in 1997 and $50 million in premiums in 1996 and 1995 from primary operations. Reinsurance operations ceded $43 million in premium in 1995 to primary operations. No such amounts were ceded in 1997 or 1996. Revenues, pre-tax operating income and identifiable assets for each segment were as follows:

                                                                       Segments - 1997
                                             ---------------------------------------------------------------------
(In millions)                                  Reinsurance         Primary           Parent        Consolidated
==================================================================================================================
Revenues:
Earned premium                                     $516             $950                $-           $1,466
Net investment income                               128              156                 6              290
Net investment and other gain (loss)                  5                8               (12)               1
-------------------------------------------- ----------------- ---------------- ----------------- ----------------
Total revenues                                     $649           $1,114               ($6)          $1,757
-------------------------------------------- ----------------- ---------------- ----------------- ----------------
Underwriting loss                                 ($163)             ($2)               $-            ($165)
-------------------------------------------- ----------------- ---------------- ----------------- ----------------
Income (loss) before income taxes                  ($29)            $163              ($72)             $62
-------------------------------------------- ----------------- ---------------- ----------------- ----------------
Identifiable assets                              $2,364           $4,370              $133           $6,867
==================================================================================================================

                                                                       Segments - 1996
                                             ---------------------------------------------------------------------
(In millions)                                  Reinsurance         Primary           Parent        Consolidated
==================================================================================================================
Revenues:
Earned premium                                     $534           $1,005               $ -           $1,539
Net investment income                               120              163                 7              290
Net investment and other gain (loss)                 18              (22)                -               (4)
-------------------------------------------- ----------------- ---------------- ----------------- ----------------
Total revenues                                     $672           $1,146                $7           $1,825
-------------------------------------------- ----------------- ---------------- ----------------- ----------------
Underwriting loss                                  ($14)            ($51)               $-             ($65)
-------------------------------------------- ----------------- ---------------- ----------------- ----------------
Income (loss) before income taxes                  $124              $89             ($138)             $75
-------------------------------------------- ----------------- ---------------- ----------------- ----------------
Identifiable assets                              $2,157           $4,229               $90           $6,476
==================================================================================================================

                                     PART II
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

                                                                       Segments - 1995
                                             ---------------------------------------------------------------------
(In millions)                                  Reinsurance         Primary           Parent        Consolidated
==================================================================================================================
Revenues:
Earned premium                                     $483           $1,135               $ -           $1,618
Net investment income                               100              158                10              268
Net investment and other gain (loss)                  8               (2)              (17)             (11)
-------------------------------------------- ----------------- ---------------- ----------------- ----------------
Total revenues                                     $591           $1,291               ($7)          $1,875
-------------------------------------------- ----------------- ---------------- ----------------- ----------------
Underwriting loss                                  ($17)            ($42)              $ -             ($59)
-------------------------------------------- ----------------- ---------------- ----------------- ----------------
Income (loss) before income taxes                   $91              $98              ($34)            $155
-------------------------------------------- ----------------- ---------------- ----------------- ----------------
Identifiable assets                              $2,024           $4,503              $156           $6,683
==================================================================================================================



The following table is a summary of TIG's Primary insurance operations by major division:

                                                     Years Ended December 31,
                                      ------------------------------------------
(In millions)                             1997          1996          1995
------------------------------------- ------------- ------------- --------------
Primary premium earned:
  Commercial Specialty                    $496          $416          $419
  Retail                                   418           350           323
  Other Lines                               36           239           393
------------------------------------- ------------- ------------- --------------
Total primary premium earned              $950        $1,005        $1,135
------------------------------------- ------------- ------------- --------------
Underwriting gain (loss):
  Commercial Specialty                      $1          ($5)           ($2)
  Retail                                    10           (5)            (7)
  Other Lines                              (13)         (41)           (33)
------------------------------------- ------------- ------------- --------------
Total underwriting loss                    ($2)        ($51)          ($42)
------------------------------------- ------------- ------------- --------------

                                     PART II
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
NOTE P.  INTERIM FINANCIAL DATA (UNAUDITED)
--------------------------------------------------------------------------------

                                                                            Quarter
                                                        ------------------------------------------------
(In millions)                                             First       Second      Third       Fourth       Total
====================================================================================================================
Summary of Quarterly Results:
Revenues                                       1997         $429        $435        $453         $440      $1,757
                                               1996          455         457         460          453       1,825
                                               1995          470         476         466          463       1,875

Pre-tax income (loss) from continuing
     operations                                1997           54          57          55        (104)          62
                                               1996          (82)         49          53           55          75
                                               1995           20          44          47           44         155

Net income (loss)                              1997           36          39          40         (63)          52
                                               1996          (31)         34          37           39          79
                                               1995           18          33          34           33         118
-------------------------------------------- ---------- ----------- ----------- ----------- ------------ -----------

Basic Earnings per Common Share:
     Net income (loss)                         1997        $0.67       $0.74       $0.77       ($1.24)      $0.97
                                               1996       ($0.53)      $0.58       $0.67        $0.70       $1.36
                                               1995        $0.28       $0.53       $0.56        $0.55       $1.91

Diluted Earnings per Common Share:
     Net income                                1997        $0.64       $0.72       $0.74          N/A       $0.94
                                               1996          N/A       $0.56       $0.65        $0.68       $1.32
                                               1995        $0.28       $0.53       $0.55        $0.54       $1.90
====================================================================================================================


In the second quarter of 1995, a reserve of $6.3 million was established for exit costs resulting from management's decision to reduce small individually underwritten commercial policies, while a normal re-evaluation of the Company's allowance for reinsurance recoverables in the fourth quarter of 1995 resulted in an increase to pretax income of approximately $11 million for the quarter. In the first quarter of 1996, an after-tax restructuring charge of $65 million was taken for costs related to management's decision to restructure operations (see Note B. - Summary of Significant Accounting Policies). In the fourth quarter of 1997 the Company recognized net unfavorable current and prior year loss and LAE reserve development of $145 million in its Reinsurance Operations (see Note E. - Loss and Loss Adjustment Expense Reserves) and sold the Independent Agents unit of its Retail Division (see Note C - Sale of Independent Agents Business Unit) as a result of which favorable adjustments of policy acquisition and other underwriting expenses totalling $8 million were recorded.


--------------------------------------------------------------------------------
ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE
--------------------------------------------------------------------------------

Not applicable.

                                    PART III

--------------------------------------------------------------------------------
ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
--------------------------------------------------------------------------------

Information required by this item is incorporated herein by reference from the sections entitled "Election of Directors", "Stock Ownership and Section 16(a) Beneficial Ownership Reporting Compliance" and "Certain Information Regarding the Executive Officers" in the Company's definitive proxy statement for its annual meeting of shareholders to be held April 30, 1998. Notwithstanding the foregoing, the subsection entitled "Compensation Committee Report on Executive Compensation" is not incorporated herein by reference.


--------------------------------------------------------------------------------
ITEM 11. EXECUTIVE COMPENSATION
--------------------------------------------------------------------------------

Information required by this item is incorporated by reference from the section entitled "Certain Information Regarding the Executive Officers" in the Company's definitive proxy statement for its annual meeting of shareholders to be held April 30, 1998. Notwithstanding the foregoing, the subsection entitled "Compensation Committee Report on Executive Compensation" is not incorporated herein by reference.


--------------------------------------------------------------------------------
ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT
--------------------------------------------------------------------------------

Information required by this item is incorporated by reference from the sections entitled "Stock Ownership and Section 16 (a) Beneficial Ownership Reporting Compliance" from the Company's definitive proxy statement for its annual meeting of shareholders to be held April 30, 1998.


--------------------------------------------------------------------------------
ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------------------------------

Not applicable.

                                     PART IV

--------------------------------------------------------------------------------
ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
FORM 8-K
--------------------------------------------------------------------------------

                                                                           Page
(a) (1) Financial Statements

Consolidated Balance Sheets at December 31, 1997 and 1996...................52

Consolidated Statements of Income for
each of the three years in the period ended December 31, 1997 ..............53

Consolidated Statements of Cash Flows for
each of the three years in the period ended December 31, 1997 ..............54

Consolidated Statements of Changes in Shareholders' Equity for
each of the three years in the period ended December 31, 1997 ..............55

Notes to Consolidated Financial Statements..................................56
(a) (2) Financial Statement Schedules

Schedule II. Financial Statements of TIG Holdings, Inc.
(Parent Company Only).......................................................86

Schedule III. Supplementary Insurance Information ..........................89

Schedule IV. Reinsurance ...................................................90

All other schedules specified by Article 7 of Regulation S-X are not required pursuant to the related instructions or are inapplicable and, therefore, have been omitted.

(a) (3) Exhibits............................................................91

A copy of exhibits not included with this Form 10-K may be obtained upon request and payment of the cost of reproduction to the Secretary at the Company's principal executive office, 65 East 55th Street, 28th Floor, New York, New York 10022.

(b) Reports on Form 8-K

No reports on Form 8-K were filed during the fourth quarter of 1997.

                                     PART IV

--------------------------------------------------------------------------------

                         TIG HOLDINGS, INC. SCHEDULE II
                                 BALANCE SHEETS
                              (Parent Company Only)





                                                                                       December 31,
                                                                             ----------------------------------
    (In millions)                                                                  1997             1996
    ===========================================================================================================
    Assets
         Investments:
                   Fixed maturity investments, at market (cost: $15 in
                        1997 and $-0- in 1996)                                      $16              $ -
                   Short-term and other investments, (cost:  $25 in 1997
                        and $40 in 1996)                                             23               40
    ------------------------------------------------------------------------ ----------------- ----------------
                             Total investments                                       39               40
    ------------------------------------------------------------------------ ----------------- ----------------
           Investments in subsidiaries                                            1,392            1,318
           Accrued investment income                                                  1                -
           Income taxes                                                              80               32
           Other assets                                                              13               18
    ------------------------------------------------------------------------ ----------------- ----------------

                   Total assets                                                  $1,525           $1,408
    ------------------------------------------------------------------------ ----------------- ----------------

    Liabilities and Shareholders' Equity
           Notes payable                                                            $98              $98
           Junior Subordinated debentures                                           129                -
           Contribution payable to subsidiary                                        70                -
           Accounts payable and other liabilities                                    40               78
    ------------------------------------------------------------------------ ----------------- ----------------
                   Total liabilities                                                337              176
    ------------------------------------------------------------------------ ----------------- ----------------

    Mandatory redeemable preferred stock                                             25               25

    Shareholders' Equity
           Common stock - par value $0.01 per share (authorized:
                   180,000,000; shares issued and outstanding: 66,955,288
                   shares in 1997 and 64,610,109 shares in 1996)                  1,257            1,198

           Class A convertible common stock - par value $0.01 per share
                    (authorized:  1,000,000 shares; issued and outstanding: none)     -                -
           Retained earnings                                                        253              234
           Net unrealized investment gain, net of taxes                              98               52
           Net unrealized loss on foreign exchange, net of taxes                     (2)              (1)
    ------------------------------------------------------------------------ ----------------- ----------------
                                                                                  1,606            1,483
           Treasury stock (15,597,021 shares in 1997 and 10,306,000 shares
                   in 1996)                                                        (443)            (276)
    ------------------------------------------------------------------------ ----------------- ----------------
                   Total shareholders' equity                                     1,163            1,207
    ------------------------------------------------------------------------ ----------------- ----------------

                   Total liabilities and shareholders' equity                    $1,525           $1,408
    ===========================================================================================================

  These financial statements should be read in conjunction with the Consolidated Financial Statements and the accompanying notes thereto.

                                     PART IV

--------------------------------------------------------------------------------

                         TIG HOLDINGS, INC. SCHEDULE II
                              STATEMENTS OF INCOME
                              (Parent Company Only)




                                                                              Years Ended December 31,
                                                                     -----------------------------------------
    (In millions)                                                        1997          1996          1995
    ==========================================================================================================
    Revenues
           Net investment income                                          $6             $7           $10
           Net investment and other loss                                 (12)             -           (17)
    ---------------------------------------------------------------- ------------- ------------- -------------
                   Total revenues                                        (6)              7            (7)
    ---------------------------------------------------------------- ------------- ------------- -------------
    Expenses
           Selling and administration expenses                            48             37            21
           Interest expense                                               18              8             6
           Restructuring charges                                          -             100             -
    ---------------------------------------------------------------- ------------- ------------- -------------
                   Total expenses                                         66            145            27
    ---------------------------------------------------------------- ------------- ------------- -------------
    Loss before income tax benefit                                       (72)          (138)          (34)
    Income tax benefit                                                    24             76            42
    ---------------------------------------------------------------- ------------- ------------- -------------
           Income (loss) before equity in earnings of subsidiaries       (48)           (62)            8
    Equity in earnings of subsidiaries                                   100            141           110
    ---------------------------------------------------------------- ------------- ------------- -------------
           Net income                                                    $52            $79          $118
    ==========================================================================================================

  These financial statements should be read in conjunction with the Consolidated Financial Statements and the accompanying notes thereto.

                                     PART IV

--------------------------------------------------------------------------------

                         TIG HOLDINGS, INC. SCHEDULE II
                             STATEMENTS OF CASH FLOW
                              (Parent Company Only)




                                                                                Years Ended December 31,
                                                                       ------------------------------------------
(In millions)                                                              1997          1996           1995
=================================================================================================================
       Net income                                                           $52            $79          $118
       Adjustments to reconcile net income to net
             cash provided by operating activities:
             Changes in:
                     Income taxes                                           (48)           (58)          (25)
                     Accrued investment income                               (1)             1             -
                     Equity in earnings of subsidiaries                    (100)          (141)         (110)
                     Dividends received from subsidiaries                   145            130            75
                     Other                                                  (23)            54             6
---------------------------------------------------------------------- ------------- -------------- -------------
                        Net cash provided by operating activities            25             65            64

---------------------------------------------------------------------- ------------- -------------- -------------
Investing Activities
        Purchases of fixed maturity investments                            (123)           (67)         (118)
        Sales of fixed maturity investments                                  96            187            75
        Maturities and calls of fixed maturities investments                 11              5             9
        Purchases of common stock investments                                (3)            (2)           (8)
        Sales of common stock investments                                    11              -             -
        Net change in short-term investments                                  8              4           (27)
        Capital contributions to subsidiaries                                 -              -           (20)
        Other                                                                (5)             2             1
---------------------------------------------------------------------- ------------- -------------- -------------
                        Net cash provided by (used in) investing
                           activities                                        (5)           129           (88)
---------------------------------------------------------------------- ------------- -------------- -------------
Financing Activities
        Net proceeds from issuance of notes payable                           -              -            98
        Junior Subordinated debentures issued                               125              -             -
        Net proceeds from issuance of common stock                           42              8             2
        Income tax benefit from stock options exercised                      13              -             -
        Acquisition of treasury stock                                      (167)          (188)          (62)
        Common stock dividends                                              (31)           (12)          (12)
        Preferred stock dividends                                            (2)            (2)           (2)
---------------------------------------------------------------------- ------------- -------------- -------------
                        Net cash provided by (used in) financing
                           activities                                        (20)         (194)           24
---------------------------------------------------------------------- ------------- -------------- -------------
        Increase (decrease) in cash                                           -              -             -
        Cash at beginning of period                                           -              -             -
---------------------------------------------------------------------- ------------- -------------- -------------
        Cash at end of period                                                $-            $ -           $ -
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

                                     PART IV

--------------------------------------------------------------------------------

                         TIG HOLDINGS, INC.                     SCHEDULE III
                       SUPPLEMENTARY INSURANCE INFORMATION


                           Future
                           Policy               Other                             Benefits   Amortization
               Deferred   Benefits              Policy                             Claims     of Deferred
                Policy     Losses,              Claims &               Net        Losses &      Policy        Other          Net
             Acquisition  Claims &   Unearned   Benefits  Premium   Investment    Settlement  Acquisition   Operating      Premium
(In millions)    Costs    Loss Exps   Premium   Payable   Revenue    Income (1)    Expenses      Costs       Expense (2)   Written
====================================================================================================================================

Year Ended
12/31/97:

Primary           $ 89     $2,351      $512        -        $950       $156       $  645          $252        $ 41          $  921
Reinsurance         66      1,584       226        -         516        128          506           139          34             515
Parent               -          -         -        -           -          6            -             -          44               -
------------------------------------------------------------------------------------------------------------------------------------
     Total        $155     $3,935      $738        -      $1,466       $290       $1,151          $391        $119          $1,436
------------------------------------------------------------------------------------------------------------------------------------
Year Ended
12/31/96:

Primary           $ 80     $2,418      $470        -      $1,005       $163       $  752          $205        $ 95          $  981
Reinsurance         64      1,342       226        -         534        120          386           142          20             548
Parent               -          -         -        -           -          7            -             -          37               -
------------------------------------------------------------------------------------------------------------------------------------
     Total        $144     $3,760      $696        -      $1,539       $290       $1,138          $347        $152          $1,529
------------------------------------------------------------------------------------------------------------------------------------

Year Ended
12/31/95:

Primary           $ 83     $2,600      $495        -      $1,135       $158       $  815          $216        $132          $1,099
Reinsurance         61      1,286       217        -         483        100          361           119          20             511
Parent               -          -         -        -           -         10            -             -          36               -
------------------------------------------------------------------------------------------------------------------------------------
     Total        $144     $3,886      $712        -      $1,618       $268       $1,176          $335        $188          $1,610
------------------------------------------------------------------------------------------------------------------------------------

(1) Net investment income is based on each segment's investable assets.

(2) Other operating expenses are allocated primarily on the specific identification basis. Where indirect expenses cannot be directly related to a segment, these expenses are allocated on a rational basis depending on the nature of the expense (e.g., premium written, head count, etc.).

                                     PART IV

--------------------------------------------------------------------------------
                         TIG HOLDINGS, INC. SCHEDULE IV
                                   REINSURANCE




                                                                          Assumed From
                                                                             Other
                                                             Ceded to    Companies and                Percentage
                                                Gross         Other       Involuntary      Net         of Amount
(In millions)                                   Amount      Companies        Pools        Amount      Assumed to              Net
==================================================================================================================

Year Ended December 31, 1997
       Property and Casualty premium            $1,232          $433          $667        $1,466        45.50%
-------------------------------------------- ------------- ------------- ------------- ------------- -------------

Year Ended December 31, 1996
       Property and Casualty premium            $1,307          $400          $632        $1,539        41.07%
-------------------------------------------- ------------- ------------- ------------- ------------- -------------

Year Ended December 31, 1995
       Property and Casualty premium            $1,377          $388          $629        $1,618        38.88%
===================================================================================================================

                                     PART IV

--------------------------------------------------------------------------------

Exhibit 3.l: Amended and Restated Certificate of Incorporation of TIG Holdings as filed with the Delaware Secretary of State on April 16, 1993 (incorporated by reference to Exhibit 3.1 to TIG Holdings' Quarterly Report on Form 10-Q for the quarter ended March 31, 1993).

Exhibit 3.2: Amended and Restated Bylaws of TIG Holdings as adopted by TIG Holdings' Board of Directors on May 18, 1993 (incorporated by reference to
Exhibit 3.2 to TIG Holdings' Registration Statement on Form S-8, File No. 33-63148).

Exhibit 4.1: Certificate of Designation of TIG Holdings relating to the $7.75 Cumulative Preferred Stock of TIG Holdings as filed with the Delaware Secretary of State on April 16, 1993 (incorporated by reference to Exhibit 4.1 to TIG Holdings' Quarterly Report on Form 10-Q for the quarter ended March 31, 1993).

Exhibit 4.2: Indenture dated as of April 1, 1995, between TIG Holdings and the First National Bank of Chicago, as Trustee (incorporated by reference to
Exhibit 4.2 to Registration Statement No. 33-90594, filed March 24, 1995).

Exhibit 4.3: Junior Subordinated Indenture, dated January 30, 1997, between TIG Holdings and The Chase Manhattan Bank, as Trustee (incorporated by reference to
Exhibit 4.3 to TIG Holdings' Quarterly Report on Form 10-Q for the quarter ended March 31, 1997).

Exhibit 4.4: Certificate of Trust of TIG Capital Trust I, dated January 24, 1997, between TIG Holdings, and The Chase Manhattan Bank, Chase Manhattan Bank of Delaware, as Trustees (incorporated by reference to Exhibit 4.4 to TIG Holdings' Quarterly Report on Form 10-Q for the quarter ended March 31, 1997).

Exhibit 4.5: Capital Securities Guarantee Agreement, dated January 30, 1997, between TIG Holdings and The Chase Manhattan Bank, as Trustee (incorporated by reference to Exhibit 4.5 to TIG Holdings' Quarterly Report on Form 10-Q for the quarter ended March 31, 1997).

Exhibit 4.6: Trust Agreement, dated January 24, 1997, between TIG Holdings and The Chase Manhattan Bank, Chase Manhattan Bank Delaware, as Trustees (incorporated by reference to Exhibit 4.6 to TIG Holdings' Quarterly Report on Form 10-Q for the quarter ended March 31, 1997).

Exhibit 4.7: Amended and Restated Trust Agreement dated January 30, 1997, between TIG Holdings the Administrators named therein and The Chase Manhattan Bank, Chase Manhattan Bank Delaware, as Trustees (incorporated by reference to
Exhibit 4.7 to TIG Holdings' Quarterly Report on Form 10-Q for the quarter ended March 31, 1997).

Exhibit 4.8: Form of Capital Securities Certificate of TIG Capital Trust I, (included as Exhibit E to Exhibit 4.7).

Exhibit 10.1: Master Leasing Agreement dated December 1, 1995 between BLC Corporation as Lessor, and TIG Insurance Company, as Lessee (incorporated by reference to Exhibit 10.1 to TIG Holdings' Annual Report on Form 10-K for the year ended December 31, 1995).

Exhibit 10.2: Trade Name and Service Mark License Agreement dated April 16, 1993 by and between Transamerica and TIG Insurance Group (incorporated by reference to Exhibit 10.5 to TIG Holdings' Quarterly Report on Form 10-Q for the quarter ended March 31, 1993).

                                     PART IV

--------------------------------------------------------------------------------

Exhibit 10.3: Employment Agreement dated April 19, 1993 by and between TIG Holdings and Jon W. Rotenstreich (incorporated by reference to Exhibit 10.10 to TIG Holdings' Quarterly Report on Form 10-Q for the quarter ended March 31,
1993).

Exhibit 10.4: Employment Agreement dated April 19, 1993 by and between TIG Holdings and Don D. Hutson (incorporated by reference to Exhibit 10.11 to TIG Holdings' Quarterly Report on Form 10-Q for the quarter ended March 31, 1993).

Exhibit 10.5: Employment Agreement dated March 23, 1993 by and between Transamerica Reinsurance Company and William G. Clark (incorporated by reference to Exhibit 10.12 to TIG Holdings' Quarterly Report on Form 10-Q for the quarter ended March 31, 1993).

Exhibit  10.6:  Employment  Agreement  dated  March  23,  1993  by  and  between
Transamerica Reinsurance Company and Edwin M. Millette (incorporated by reference to Exhibit 10.18 to TIG Holdings' Annual Report on Form 10-K for the year ended December 31, 1994).

Exhibit 10.7: Letter to Edwin M. Millette re: Employment Agreement (incorporated by reference to Exhibit 10.19 to TIG Holdings' Annual Report on Form 10-K for the year ended December 31, 1994).

Exhibit 10.8: Letter from TIG Holdings to Edwin G. Pickett dated June 15, 1993 and June 22, 1993 concerning certain provisions of Mr. Pickett's employment with TIG Holdings (incorporated by reference to Exhibit 10.32 to Amendment No. I to TIG Holdings' Annual Report on Form 10-K for the year ended December 31, 1993).

Exhibit 10.9: TIG Holdings, Inc. 1993 Non-Employee Directors Restricted Share Program (incorporated by reference to Exhibit 10.21 to TIG Holdings' Quarterly Report on Form 10-Q for the quarter ended March 31, 1993).

Exhibit 10.10: Amendment to TIG Holdings, Inc. 1993 Non-Employee Directors Restricted Share Program (incorporated by reference to Exhibit 10.22 to Amendment No. I to TIG Holdings' Annual Report on Form 10-K for the year ended December 31, 1993).

Exhibit 10.11: TIG Holdings, Inc. Common Stock Restricted Share Agreement (incorporated by reference to Exhibit 4.1 to TIG Holdings' Registration Statement on Form S-8, File No. 33-66650).

Exhibit 10.12:  TIG Holdings,  Inc. 1993 Long-Term  Incentive Plan
(incorporated by reference to Exhibit 10.13 to TIG Holdings' Quarterly Report on Form 10-Q for the quarter ended March 31, 1993).

Exhibit 10.13: TIG Holdings, Inc. Employee Stock Ownership Plan (incorporated by reference to Exhibit 10.14 to TIG Holdings' Quarterly Report on Form 10-Q for the quarter ended March 31, 1993).

Exhibit 10.14: Employee Stock Ownership Plan Trust Agreement dated April 27, 1993 by and between TIG Holdings and Bank of America National Trust and Savings Association, as trustee (incorporated by reference to Exhibit 10.15 to TIG Holdings' Quarterly Report on Form 10-Q for the quarter ended March 31, 1993).

                                     PART IV

--------------------------------------------------------------------------------

Exhibit 10.15: Loan and Stock Purchase Agreement dated April 27, 1993 by and between TIG Holdings and Bank of America National Trust and Savings Association, as trustee of the TIG Holdings, Inc. Employee Stock Ownership Plan (incorporated by reference to Exhibit 10.16 to TIG Holdings' Quarterly Report on Form 10-Q for the quarter ended March 31, 1993).

Exhibit 10.16: TIG Holdings, Inc. Diversified Savings Plan (incorporated by reference to Exhibit 10.17 to TIG Holdings' Quarterly Report on Form 10-Q for the quarter ended March 31, 1993).

Exhibit 10.17: Diversified Savings Plan Trust Agreement dated April 27, 1993 by and between TIG Holdings and Bank of America National Trust and Savings
Association, as trustee (incorporated by reference to Exhibit 10.18 to TIG Holdings' Quarterly Report on Form 10-Q for the quarter ended March 31, 1993).

Exhibit 10.18: TIG Holdings, Inc. Employee Profit Sharing Plan (incorporated by reference to Exhibit 10.19 to TIG Holdings' Quarterly Report on Form 10-Q for the quarter ended March 31, 1993).

Exhibit 10.19: Profit Sharing Plan Trust Agreement dated April 27, 1993 by and between TIG Holdings and Bank of America National Trust and Savings Association, as trustee (incorporated by reference to Exhibit 10.19 to TIG Holdings' Quarterly Report on Form 10-Q for the quarter ended March 31, 1993).

Exhibit 10.20: Amendment No. 3 dated February 16, 1995 to each of Employee Stock Ownership Plan, Employees' Profit Sharing Plan and Diversified Savings Plan (incorporated by reference to Exhibit 10.34 to TIG Holdings' Annual Report on Form 10K for the year ended December 31, 1994).

Exhibit 10.21: Credit Agreement, dated as of December 14, 1995, by and among TIG Holdings, the lenders party thereto, Chemical Bank, as the Administrative Agent, and Morgan Guaranty Trust Company of New York, as the Document Agent (incorporated by reference to Exhibit 10.21 to TIG Holdings' Annual Report on Form 10-K for the year ended December 31, 1995).

Exhibit 10.22: Office Lease dated October 4, 1993 by and between T-Las Colinas Towers Corp. and TIC (incorporated by reference to Exhibit 10.28 to TIG Holdings'Registration Statement on Form S-1, File No. 33-71818).

Exhibit 10.23: Amendment No. I dated November 7, 1994 to each of TIG Holdings, Inc. Employee Stock Ownership Plan, Employees' Profit Sharing Plan and Diversified Savings Plan (incorporated by reference to Exhibit 10.32 to TIG Holdings' Annual Report on Form 10-K for the year ended December 31, 1994).

Exhibit 10.24: Amendment No. 2 dated December 14, 1994 to each of TIG Holdings, Inc. Employee Stock Ownership Plan, Employees' Profit Sharing Plan and Diversified Savings Plan (incorporated by reference to Exhibit 10.33 to TIG Holdings' Annual Report on Form 10-K for the year ended December 31, 1994).

Exhibit 10.25: Environmental Reimbursement of Loss Agreement dated April 27, 1993 by and between Transamerica Insurance Company and Pyramid Insurance Company of Bermuda, Ltd. (incorporated by reference to Exhibit 10.2 to TIG Holdings' Quarterly Report on Form 10-Q for the quarter ended March 31, 1993).

                                     PART IV

--------------------------------------------------------------------------------

Exhibit 10.26: TIG Holdings, Inc. 1996 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to TIG Holdings' Quarterly Report on Form 10-Q for the quarter ended June 30, 1996).

Exhibit  10.27:  TIG  Holdings,   Inc.  1996   Non-Employee   Directors  Program
(incorporated by reference to Exhibit 10.2 to TIG Holdings' Quarterly Report on Form 10-Q for the quarter ended June 30, 1996).

Exhibit 10.28: TIG Holdings, Inc. Annual Incentive Compensation Plan for Certain Executives (incorporated by reference to Exhibit 10.4 to TIG Holdings' Quarterly Report on Form 10-Q for the quarter ended June 30, 1996).

Exhibit 10.29: TIG Holdings Inc. 1993 Long Term Incentive Plan Stock Option Agreement (incorporated by reference to Exhibit 10.4 to TIG Holdings' Quarterly Report on Form 10-Q for the quarter ended June 30, 1996).

Exhibit 10.30: TIG Holdings, Inc. 1993 Long Term Incentive Plan Restricted Share Award Agreement (incorporated by reference to Exhibit 10.5 to TIG Holdings' Quarterly Report on Form 10-Q for the quarter ended June 30, 1996).

Exhibit 10.31: TIG Holdings, Inc. 1996 Long-Term Incentive Plan Stock Option Agreement (incorporated by reference to Exhibit 10.6 to TIG Holdings' Quarterly Report on Form 10-Q for the quarter ended June 30, 1996).

Exhibit 10.32: TIG Holdings, Inc. 1996 Long-Term Incentive Plan Executive Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.7 to TIG Holdings' Quarterly Report on Form 10-Q for the quarter ended June 30,
1996).

Exhibit 10.33: TIG Holdings, Inc. ESOP Restoration Plan (incorporated by reference to Exhibit 10.7 to TIG Holdings' Annual Report on Form 10-K for the year ended December 31, 1996).

Exhibit 10.34: TIG Holdings, Inc. Profit Sharing Restoration Plan (incorporated by reference to Exhibit 10.34 to TIG Holdings' Annual Report on Form 10-K for the year ended December 31, 1996).

Exhibit 10.35: Amendment effective January 1, 1997 to the TIG Holdings, Inc. Diversified Savings Plan (incorporated by reference to Exhibit 10.35 to TIG Holdings' Annual Report on Form 10-K for the year ended December 31, 1996).

Exhibit 10.36: Amendment effective January 1, 1997 to the TIG Holdings, Inc. ESOP Restoration Plan (incorporated by reference to Exhibit 10.36 to TIG Holdings' Annual Report on Form 10-K for the year ended December 31, 1996).

Exhibit 10.37: Amendment effective January 1, 1997 to the TIG Holdings, Inc. Profit Sharing Plan (incorporated by reference to Exhibit 10.37 to TIG Holdings' Annual Report on Form 10-K for the year ended December 31, 1996).

Exhibit 10.38: Separation Agreement (in replacement of employment agreement) dated May 1, 1997, between TIG Holdings, and Don D. Hutson (incorporated by reference to Exhibit 10.1 to TIG Holdings' Quarterly Report on Form 10-Q for the quarter ended June 30, 1997).

                                     PART IV

--------------------------------------------------------------------------------

Exhibit 10.39: TIG Holdings, Inc. 1996 Long-Term Incentive Plan Restricted Share Award Agreement (incorporated by reference to Exhibit 10.1 to TIG Holdings' Quarterly Report on Form 10-Q for the quarter ended September 30, 1997).

Exhibit 10.40: Tax Reimbursement Agreement dated November 11, 1996, between TIG Holdings and Mary R. Hennessy (incorporated by reference to Exhibit 10.2 to TIG Holdings' Quarterly Report on Form 10-Q for the quarter ended September 30,
1997).

Exhibit 10.41: Purchase and Sale Agreement dated as of September 30, 1997, by and between TIG Insurance Company and Nationwide Mutual Insurance Company (incorporated by reference to Exhibit 10.3 to TIG Holdings' Quarterly Report on Form 10-Q for the quarter ended September 30, 1997).

Exhibit 10.42: Amended and Restated Credit Agreement dated as of December 17, 1997 among TIG Holdings, the lenders party thereto, the letter of credit issuing lenders named therein, The Chase Manhattan Bank (successor to Chemical Bank), as Administrative Agent and Morgan Guaranty Trust Company of New York, as Documentation Agent.

Exhibit 10.43: TIG Holdings, Inc. 1996 Long-Term Incentive Plan Share Award Agreement.

Exhibit 10.44: TIG Holdings, Inc. 1996 Long-Term Incentive Plan Executive Stock Option Agreement.

Exhibit 10.45: Agreement dated as of January 16, 1998, by an among TIG Reinsurance Company, TIG Holdings and Michael G. Wacek.

Exhibit 12: Statement re: Computation of Ratio of Consolidated Earnings to Fixed Charges and Preferred Stock Dividends.

Exhibit 21: Subsidiaries of TIG Holdings.

Exhibit 23.1: Consent of Ernst & Young LLP

Exhibit 24.1: Powers of Attorney.

--------------------------------------------------------------------------------
























                                  EXHIBIT 10.42

--------------------------------------------------------------------------------
                                                            CONFORMED COPY

                      AMENDED AND RESTATED CREDIT AGREEMENT

         AMENDED AND RESTATED CREDIT AGREEMENT dated as of December 17, 1997 among TIG HOLDINGS, INC. (the "Borrower"), the LENDERS party thereto (the "Lenders"), the LETTER OF CREDIT ISSUING LENDERS named therein (the "Issuing Lenders") THE CHASE MANHATTAN BANK (successor to Chemical Bank), as Administrative Agent (the "Administrative Agent") and MORGAN GUARANTY TRUST COMPANY OF NEW YORK, as Documentation Agent (the "Documentation Agent").

                                      WITNESSETH:

         WHEREAS,  the parties  hereto  have  heretofore  entered  into a Credit
Agreement   dated  as  of  December  14,  1995  (as  heretofore   amended,   the
"Agreement"); and

         WHEREAS, no Loans are outstanding under the Agreement at the date hereof; and

         WHEREAS, the parties hereto desire to make the amendments specified below and to restate the Agreement in its entirety to read as set forth in the Agreement, with the amendments specified below;

         NOW, THEREFORE, the parties hereto agree as follows:

         Section 1. Definitions; References. (a) Unless otherwise specifically defined herein, each term used herein which is defined in the Agreement shall have the meaning assigned to such term in the Agreement. Each reference to "hereof", "hereunder", "herein" and "hereby" and each other similar reference contained in the Agreement shall from and after the date hereof refer to the Agreement as amended and restated hereby.

         (b) Each reference to "Chemical Bank" and "Chemical" in the Agreement is changed to "The Chase Manhattan Bank" and "Chase" respectively.

         Section 2.  Extension of Facility.  The definition of
"Termination Date" in Section 1.1 of the Agreement is amended to read in its entirety as follows:

         "Termination Date": December 17, 2002.

         Section 3. Fees. Section 3.11 is amended by the addition of the following clause (e):

         (e) For each day on which the sum of the aggregate outstanding principal amount of the Loans (including Competitive Loans) and the aggregate amount of Letter of Credit Liabilities exceeds 50% of the aggregate amount of the Commitments, the Borrower shall pay to the Administrative Agent for the account of the Lenders ratably a utilization fee (determined daily on accordance with the Pricing Schedule) on the aggregate principal amount of Eurodollar and CD Loans outstanding and the aggregate amount of Letter of Credit Liabilities on such day.

          Section 4. Pricing Schedule. The existing Schedule 1 is hereby deleted and replaced with the attached Schedule 1.

          Section 5. Litigation. The existing Schedule 4.4 is hereby deleted and replaced with the attached Schedule 4.4.

--------------------------------------------------------------------------------

          Section 6.  Affirmative and Financial  Covenants;  Adjusted net Worth.
Section 7.10 is amended to read in its entirety as follows:

         As of any date of determination, have Adjusted net Worth of not less than $1,000,000,000.

         Section 7. Leverage Ratio. (a) The definition of "Adjusted Net Worth" on Section 1.1 of the Agreement is amended to read in its entirety as follows:

         "Adjusted Net Worth": at any date of determination, the sum of all amounts which would be included under shareholders' equity on a Consolidated balance sheet of the Borrower determined in accordance with GAAP (without giving effect to FASB 115) plus the Equity Portion of Trust Preferred Securities.

         (b) The definition of "Leverage Ratio" in Section 1.1 of the Agreement is amended to read in its entirety as follows:

         "Leverage Ratio": as of any date, the ratio of (a) Consolidated Indebtedness (excluding the TIC Appeal Bond and including the Debt Portion of Trust Preferred Securities) of the Borrower on such date to (b) the sum of (i) Consolidated Indebtedness(excluding the TIC Appeal Bond and including the Debt Portion of Trust Preferred Securities) of the Borrower on such date plus (ii) Adjusted Net Worth on such date.

         (c) the following new definitions are added to Section 1.1 of the Agreement in their appropriate alphabetical positions:

          "Debt Portion of Trust Preferred Securities": mean at any time the amount of Trust Preferred Securities that is not the Equity Portion of Trust Preferred Securities.

         "Equity Portion of Trust Preferred Securities": means at any time the amount of Trust Preferred Securities that does not exceed 15% of Consolidated Total Capital at such time. For this purpose, "Consolidated Total Capital" means the sum, without duplication, of the indebtedness, preferred and common stockholders' equity (including redeemable preferred stock of the Borrower) and the Trust Preferred Securities of the Borrower and its Consolidated Subsidiaries, determined on a consolidated basis.

          "TIC Appeal Bond": the TIG Insurance Company's appeal bond issued in connection with the case of Talbot Partners v. Cates Construction, Inc. As of December 17, 1997, the amount of the bond is $53,193,885.

         "Trust Preferred Securities": preferred equity securities issued by a Consolidated Subsidiary as to which the issuer of such security is a special purpose entity substantially all the assets of which consist directly or indirectly of debt claims on the Borrower, which claims are subordinated to the Borrower's obligations hereunder and under the Notes.

         Section 8. Successors and Assigns. The proviso to Section 11.7 (c) is amended by the addition of the following clause (iv):

         (iv) the assigning Lender shall retain a Commitment of not less than $10,000,000 (or such lesser amount to which the Borrower shall consent).

--------------------------------------------------------------------------------

         Section 9. Financial Information. (a) Each reference to "December 31, 1994" in Section 4.13 is changed to "December 31, 1996".

         (b) Each reference to "September 30, 1995" in Section 4.13(a) is changed to "September 30, 1997".

         Section 10. Change in Commitment. With effect from and including the date this Amendment and Restatement becomes effective in accordance with Section 13 hereof, (i) each Person listed on the signature pages hereof which is not a party to the Agreement (a "New Lender") shall become a Lender party to the Agreement and (ii) the Commitment of each Lender shall be amount set forth opposite the name of such Lender on the attached List of Commitments. Any Lender whose Commitment is changed to zero shall upon such effectiveness cease to be a Lender party to the Agreement, and all accrued fees and other amounts payable under the Agreement for the account of such Lender shall be due and payable on such data; provided that the provisions of Sections 11.5 and 11.10 of the Agreement shall continue to inure to the benefit of such Lender.

         Section 11. Representations and Warranties. The Borrower hereby represents and warrants that as of the date hereof and after giving effect hereto:

         (a) no Default has occurred and is continuing; and

         (b) each representation and warranty of the Borrower set forth in the Agreement after giving effect to this Amendment and Restatement is true and correct as though made on and as of such date.

         Section 12. Governing Law. This Amendment and Restatement shall be governed by and construed in accordance with the laws of the State of New York.

         Section 13. Counterparts; Effectiveness. This Amendment and Restatement may be signed in any number of counterparts, each of which shall be an original, with the same effect as if the signatures thereto and hereto were upon the same instrument. This Amendment and Restatement shall become effective as of the date hereof when the Documentation Agent shall have received;

              (i) duly executed counterparts hereof signed by the Borrower and the Lenders (or, in the case of any party as to which an executed counterpart shall not have been received, the Documentation Agent shall have received telegraphic, telex or other written confirmation from such party of execution of counterpart hereof by such party);

              (ii) a duly executed Note for each of the New Lenders (a "New Note"), dated on or before the date of effectiveness hereof and otherwise in compliance with Section 2.2 of the Agreement;

              (iii) an opinion of the General Counsel of the Borrower, dated the date if effectiveness hereof, to substantially the effect of Exhibits D-1 and D-2 to the Agreement with reference to this Amendment and Restatement and the Agreement as amended and restated hereby;

              (iv) evidence reasonably satisfactory to it that all approvals and consents of all Persons required to be obtained connection with the consummation of the transactions contemplated by these Amendment and Restatement have been obtained; and

              (v) all documents it may reasonably request relating to the existence of the Borrower, the corporate authority for and the validity of the Agreement as amended and restated hereby, and any other matters relevant hereto, all in form and substance satisfactory to the Documentation Agent.

--------------------------------------------------------------------------------

         IN WITNESS WHEREOF, the parties hereto have cause this Amendment and Restatement to be duly executed as of the dates first above written.

                                     TIG HOLDINGS, INC.
                                     BY /S/ Louis J. Paglia
                                     Title: Senior Vice President and Treasurer

                                     THE CHASE MANHATTAN BANK, in its
                                     capacity as a Lender and in its capacity as the Administrative Agent

                                     BY /s/ Heather Lindstrom
                                     Title: Vice President

                                     MORGAN    GUARANTY    TRUST
                                     COMPANY OF NEW YORK, in its
                                     capacity as a Lender and in
                                     its capacity as the Documentation Agent

                                     By /s/ Maria H. Dell' Aquila
                                     Title: Vice President

--------------------------------------------------------------------------------

                                     CITIBANK, N.A.

                                     By /s/ Kelly T  Herbert
                                     Title: Attorney-In-Fact Citibank, N.A.

                                     CORESTATES BANK, N.A.
                                     By /s/ Kevin O'Rourke
                                     Title: Assistant Vice President

                                     DEUTSCHE BANK, AG
                                     NEW YORK AND/OR CAYMAN
                                     ISLAND BRANCHES

                                     By /s/ Louise Caltavuturo
                                     Title: Vice President

                                     By /s/ John S. McGill
                                     Title: Vice President


                                     THE FIRST NATIONAL BANK OR CHICAGO

                                     By /s/ Samuel W. Bridges
                                     Title: First Vice President

--------------------------------------------------------------------------------

                                     MELLON BANK, N.A.

                                     By /s/ Susan M. Whitewood
                                     Title: Vice President


                                     ROYAL BANK OF CANADA

                                     By /s/ Y.J. Brenard
                                     Title: Manager

                                     NORWEST BANK MINNESOTA,
                                     NATIONAL ASSOCIATION

                                     By /s/ Larry M. Lange
                                     Title: Vice President


                                     CREDIT LYONNAIS NEW YORK BRANCH

                                     By /s/ Sebastain Rocco
                                     Title: First Vice President

--------------------------------------------------------------------------------

                                  TIG HOLDINGS
                               LIST OF COMMITMENTS

                                                                 COMMITMENT
             LENDER                                               AMOUNT
        ------------------------------------------------------------------------
        THE CHASE MANHATTAN BANK                                $35,000,000
        MORGAN GUARANTY TRUST  COMPANY OF NEW YORK              $35,000,000
        CITIBANK, N.A.                                          $27,500,000
        CORESTATES BANK, N.A.                                   $27,500,000
        DEUTSCHE BANK, AG
             NEW YORK AND/OR CAYMAN ISLAND BRANCHES             $27,500,000
        THE FIRST NATION BANK OF CHICAGO                        $27,500,000
        MELLON BANK, N.A.                                       $27,500,000
        ROYAL BANK OF CANADA                                    $27,500,000
        NORTHWEST BANK MINNESOTA, NATIONAL ASSOCIATION          $15,000,000
        ------------------------------------------------------------------------
        TOTAL                                                  $250,000,000
        ------------------------------------------------------------------------

--------------------------------------------------------------------------------

                                    SCHEDULE
                                PRICING SCHEDULE

         Each of "Facility Fee Rate", "Eure-Dollar Margin", "CD Margin", and "LC Fee Rate" means, for any date, the rate set forth below in the row opposite such term and in the column corresponding to the "Pricing Level" that applies at such date:

--------------------------- ------------- ------------- ------------- ------------- ------------- -------------
                              LEVEL I       LEVEL II     LEVEL III      LEVEL IV      LEVEL V       LEVEL VI
--------------------------- ------------- ------------- ------------- ------------- ------------- -------------
"Unused Cost" - Facility
Fee Rate                        0.080%        0.090%        0.110%        0.125%        0.150%        0.200%
--------------------------- ------------- ------------- ------------- ------------- ------------- -------------
Eurodollar Margin
--------------------------- ------------- ------------- ------------- ------------- ------------- -------------
Utilization is < 50%            0.120%        0.135%        0.140%        0.175%        0.300%        0.300%
--------------------------- ------------- ------------- ------------- ------------- ------------- -------------
Utilization is > 50%            0.170%        0.185%        0.190%        0.225%        0.350%        0.350%
--------------------------- ------------- ------------- ------------- ------------- ------------- -------------
CD Margin
--------------------------- ------------- ------------- ------------- ------------- ------------- -------------
Utilization is < 50%            0.245%        0.260%        0.265%        0.300%        0.425%        0.425%
--------------------------- ------------- ------------- ------------- ------------- ------------- -------------
Utilization is > 50%            0.295%        0.310%        0.315%        0.350%        0.475%        0.475%
--------------------------- ------------- ------------- ------------- ------------- ------------- -------------
"Used Cost"-
 Euro-Dollar Margin Plus
--------------------------- ------------- ------------- ------------- ------------- ------------- -------------
Utilization is < 50%            0.200%        0.225%        0.250%        0.300%        0.450%        0.500%
--------------------------- ------------- ------------- ------------- ------------- ------------- -------------
Utilization is > 50%            0.250%        0.275%        0.300%        0.350%        0.500%        0.550%
--------------------------- ------------- ------------- ------------- ------------- ------------- -------------
"Used Cost"-CD Margin Plus
--------------------------- ------------- ------------- ------------- ------------- ------------- -------------
Utilization is < 50%            0.325%        0.350%        0.375%        0.425%        0.575%        0.625%
--------------------------- ------------- ------------- ------------- ------------- ------------- -------------
Utilization is > 50%            0.375%        0.400%        0.425%        0.475%        0.625%        0.675%
--------------------------- ------------- ------------- ------------- ------------- ------------- -------------
LC Fee Rate
--------------------------- ------------- ------------- ------------- ------------- ------------- -------------
Utilization is < 50%            0.120%        0.135%        0.140%        0.175%        0.300%        0.300%
--------------------------- ------------- ------------- ------------- ------------- ------------- -------------
Utilization is > 50%            0.170%        0.185%        0.190%          0.225%      0.350%        0.350%
===============================================================================================================

         For the purpose of this Schedule, the following terms have the following meanings, subject to the concluding paragraphs of this schedule:

         "Level I Pricing" applies at any date if, at such date, the Borrower's long-term debt is rated A+ or higher by S&P or A1 of higher by Moody's.

         "Level II Pricing" applies at any date if, at such date, (i) the Borrower long-term debt is rated A or higher by S&P or A2 or higher by Moody's and (ii)Level I Pricing does not apply.

         "Level III Pricing" applies at any date if, as such date, (i) the Borrower's long-term debt is rated A- or higher by S&P or A3 or higher by Moody's and (ii)neither Level I Pricing nor Level II Pricing applies.

         "Level IV Pricing" applies at any date if, as such date, (i) the Borrower's long-term debt is rated BBB+ or higher by S&P or Baa1 or higher by Moody's and (ii) none of Level I Pricing, Level II Pricing and Level III Pricing applies.

         "Level V Pricing" applies at any date if, as such date, (i) the Borrower's long-term debt is rated BBB or higher by S&P or Baa2 or higher by Moody's and (ii) none of Level I Pricing, Level II Pricing, Level III Pricing and Level IV Pricing applies.

         "Level VI Pricing" applies at any date if, at such date, no other Pricing Level applied.

--------------------------------------------------------------------------------

         "Moody's" means Moody's Investors Service, Inc.

         "Pricing Level" refers to the determination of which of Level I, Level II, Level III, Level IV, Level V or Level VI that applies at any date.

         `S&P" means Standard & Poor's Ratings Services.

The credit ratings to be utilized for purposes of this Schedule are those assigned to the senior unsecured long-term debt securities of the Borrower without third-party credit enhancement. and any rating assigned to any other debt security of the Borrower shall be disregarded. The rating in effect at any date is that in effect at the close of business on such date.

     Split ratings shall be treated as follows:

     (i) If the Borrower is split-rated and the ratings differential is one level, the higher of the two ratings will apply (e.g., A+/A2 results in Level I status and A/A3 results in Level II status).

     (ii) If the Borrower is split-rated and the ratings differential in more than one level, the midpoint of the two ratings (or, of there is no midpoint, the higher of two intermediate ratings) shall be used (e.g., A+/A3 results in Level II status and A+/Baa1 results in Level II status).

--------------------------------------------------------------------------------

                         TIG HOLDINGS, INC, SCHEDULE 4.4

                               LIST OF LITIGATION


1. Talbot Partners v. Cates Construction, Inc. and TIG Insurance Company, Los Angeles County Superior Court

TIG Holdings' insurance subsidiaries are routinely engaged in litigation in the normal course of their business, As a liability insurer, they defend third-party claims brought against their insureds, As an insurer, they defend themselves against coverage claims, On January 1,1994, a Los Angeles County Superior Court jury returned a verdict of $28 million for punitive damaged again TIG Insurance Company ("TIC") in Talbot Partners v. Cates Construction, Inc. and TIC (the "Talbot Case"). The award arose out of TIC's handling of a surety bond claim on a construction project. On March 28, 1997, the California Court of Appeal reduced the trial court's punitive damages award to $15 million. On July 23, 1997, the California Supreme Court granted TIC's petition to review the Court of Appeal's decision. Management believed that the ultimate liability arising from the Talbot Case will not materially impact consolidated operating results.

2.       1993 Tax Assessment

TIG's Federal income tax returns are routinely audited by the Internal Revenue Service (IRS) and provision are made on the financial statements in anticipation of the results of these audits. Following a routine federal income tax audit be the IRS, in September 1997 the IRS issued a Statutory Notice of Deficiency for the tax year 1993 and a Revenue Agent's Report for 1994 asserting a tax liability of approximately $170 million excluding interest, The IRS's asserted tax adjustments principally relate to the acquisition made by TIG under the
Section 338(h)(10) election of April 27, 1993 in conjunction with TIG's IPO, and primarily generate temporary differences by creating income in 1993 with corresponding deductions in 1993 and future years. TIG strongly disagrees with the IRS's position and, on December 11, 1997, TIG filed a Tax Court Petition challenging it. While the timing of cash tax payments may be impacted, management believes that revisions of TIG's recorded tax liability, if any, arising from the IRS's audit will not materially impact consolidated net income or the financial condition of TIG.

--------------------------------------------------------------------------------























                                  EXHIBIT 10.43

-------------------------------------------------------------------------------

                               TIG HOLDINGS, INC.
                               65 EAST 55TH STREET
                                   28TH FLOOR
                            NEW YORK, NEW YORK 10022

                TIG HOLDINGS, INC. 1996 LONG-TERM INCENTIVE PLAN

                       Share Award Agreement ("Agreement")

                      With ________________________________
                     Residing at ___________________________

                    Agreement dated as of ___________________

     1. Incorporation By Reference; Document Receipt. This Agreement is subject in all respects to the terms and provisions of the TIG Holdings, Inc. 1996 Long-Term Incentive Plan (the "Plan"), including, without limitation, any amendments thereto adopted at any time and from time to time and which are intended to apply to the grant of shares of Common Stock ("Shares") under
Section 9 of the Plan, all of which terms and provisions are made a part of and incorporated in this Agreement as if they were expressly set forth herein. Any capitalized term not defined in this Agreement shall have the same meaning as is ascribed thereto under the Plan. You hereby acknowledge receipt of a true copy of the Plan and that you have read the Plan carefully and fully understand its contents. In the event of a conflict between the terms of this Agreement and the terms of the Plan, the terms of the Plan shall control.

     2. Grant and Vesting of Shares. You have been selected to receive a grant of the number of Shares set forth below as an Award under Section 9 of the Plan.

                          ---------------------------

         Number of Shares ..........................., xxxx shares

     The Shares shall be uncertificated and, except as provided in paragraph 4 of this Agreement, shall vest as follows, provided you are employed by the Company or one of its Related Companies on the applicable vesting date:

                  o   xxxx shares...........................on xxxxxxxxxxxxxx
                  o   xxxx shares...........................on xxxxxxxxxxxxxx
                  o   xxxx shares...........................on xxxxxxxxxxxxxx

     3. Delivery of Certificate. After the vesting of your Shares, you shall be entitled, in accordance with the terms and provisions of the Plan, to receive, upon your request, a stock certificate (registered in your name) for and representing the number of shares of Common Stock underlying the vested Shares. No fractional shares shall be issued under this Agreement. Any fractional shares to which you would otherwise be entitled shall be repurchased by the Company for cash.
--------------------------------------------------------------------------------

         4. Termination of Employment. If your employment with the Company and the Related Companies is terminated due to death, Disability, or Retirement, or due to your unilateral termination by the Company and the Related Companies without cause, or due to your unilateral resignation from the Company and the Related Companies for cause, all then unvested Shares covered by this Agreement as of the date of any such termination shall become 100% vested as of such date. If your employment with the Company and the Related Companies is terminated on account of a professional disagreement and without cause and with the mutual agreement of you and the Company and the Related Companies, all such unvested Shares that are scheduled under paragraph 2 to become vested within twelve months of such termination, shall become 100% vested on the date set forth in paragraph 2 notwithstanding that you are not then employed by the Company or one of the Related Companies on such date. Upon the occurrence of both a Change in Control and whether or not an Adverse Employment Action occurs before the expiration of one year after the Change in Control, all then unvested Shares shall become 100% vested in accordance with the provisions of Section 17 of the Plan. Except as otherwise provided herein, if your employment with the Company and the Related Companies is terminated for any reason other than death, Disability, or Retirement at any time, any Shares that have not yet vested as of the date of any such termination shall be immediately forfeited by you and canceled.

         5. Rights of Stockholder. Subject to the provisions of the Plan and this Agreement, you shall have all of the powers, preferences, and rights of a holder of Common Stock with respect to the shares of Common Stock comprising this Share grant. You agree and understand that nothing contained in this Agreement provides, or is intended to provide, you any protection against potential future dilution of your stockholder interest in the Company for any reason, except as stated in Section 16.2 of the Plan. Any stock dividends paid in respect of unvested Shares shall be treated as additional Shares and shall be subject to the same restrictions and other terms and conditions that apply to the unvested Shares with respect to which such stock dividends are paid.

         6. Non-transferability. Unvested Shares (i) shall not be sold, exchanged, assigned, transferred, or otherwise disposed of in any way at any time by you (or your beneficiary(ies)), other than by testamentary disposition by you or the laws of descent and distribution and (ii) shall not be pledged, encumbered, or otherwise hypothecated in any way at any time by you (or your beneficiary(ies)) and shall not be subject to execution, attachment, or similar legal process. Any attempt to sell, transfer, pledge, encumber, hypothecate, or otherwise dispose of any unvested Shares, contrary to the terms and provisions of this Agreement and/or the Plan, shall be null and void and without legal force or effect.

         7. Withholding. The Company shall have the right to deduct from any shares or amount due you under this Agreement or otherwise, any federal, state, local, or other taxes of any kind that the Company, in its sole discretion, deems necessary to be withheld to comply with the Internal Revenue Code of 1986, as amended (the "Code"), and/or any other applicable law, rule, or regulation. When the Shares become vested (or if you make an election under Section 83(b) of the Code at the time of such election), you shall, if requested by the Company, promptly pay to the Company in cash or Shares an amount equal to the applicable withholding taxes determined by the Company as being required to be withheld or collected under applicable federal, state, or local laws or regulations. Furthermore, the Company shall have the right to deduct and withhold any such applicable taxes from, or in respect of, any dividends or other distributions paid on or in respect of the Common Stock comprising this Share grant. All taxes, if any, in respect of the grant of the Shares or any payments to you hereunder shall be solely your responsibility and shall be paid by you. You may, at your discretion, direct the Company to withhold and pay to the applicable taxing authority with respect to the vesting of Shares an amount not to exceed the excess, if any, of (i) the amount of tax that would result from such vesting assuming that the tax is calculated at the maximum marginal rate imposed by such taxing authority and (ii) the withholding taxes that the Company is required by law to withhold or collect; provided that you deliver to the Company simultaneously with such discretion Shares having a value equal to the amount so withheld. You will notify the Company of your intention to make an election under Section 83(b) of the Code at least five (5) business days before making such election.

--------------------------------------------------------------------------------

         8. Compliance with Laws. The resale of the shares of Common Stock issued pursuant to this Agreement shall be subject to, and shall comply with, any applicable requirements of federal and state securities laws, rules, and regulations (including, without limitation, the provisions of the Securities Act of 1933, the Exchange Act and the respective rules and regulations promulgated thereunder) and any other law, rule, or regulation applicable thereto, as such laws, rules, and regulations may be amended from time to time. The Company shall not be obligated to permit the resale of any shares of Common Stock pursuant to this Agreement if such resale would violate any such requirements.

         9. Notices. Any notice hereunder shall be in writing and shall be delivered in person, or via facsimile transmission, overnight courier service, or certified mail, return receipt requested, postage prepaid, properly addressed to you or the Company, as the case may be, at the applicable address specified in the heading on the first page of this Agreement, or at such other address as you or the Company, as the case may be, may designate to the other party from time to time in a notice that satisfies the conditions of this paragraph.

         10. Governing Law; Entire Agreement. This Agreement shall be governed by and shall be construed in accordance with the laws of the State of Delaware, without reference to the principles of conflict of laws thereof. This Agreement contains the entire agreement between you and the Company with respect to the subject matter contained herein, and supersedes all prior agreements or prior understandings, whether oral or written, between such parties relating to such subject matter.

         11. Severability. The invalidity or unenforceability of any provision of this Agreement in any jurisdiction shall not affect the validity, legality, or enforceability of the remainder of this Agreement in such jurisdiction or the validity, legality, or enforceability of any provision of this Agreement in any other jurisdiction, it being intended that all rights and obligations of the parties hereunder shall be enforceable to the fullest extent permitted by law.

                  IN WITNESS WHEREOF, the parties hereto have executed this Agreement in one or more counterparts, each of which shall be deemed to be the original, as of the date first set forth above.


TIG HOLDINGS, INC.                         Agreed to and accepted by:



By:__________________________              ______________________      _________
         Lon P. McClimon                      Recipient Signature         Date

--------------------------------------------------------------------------------


























                                  EXHIBIT 10.44

--------------------------------------------------------------------------------

                               TIG HOLDINGS, INC.
                               65 EAST 55TH STREET
                                   28TH FLOOR
                            NEW YORK, NEW YORK 10022

                TIG HOLDINGS, INC. 1996 LONG-TERM INCENTIVE PLAN

      Stock Option Agreement dated as of ____________________ ("Agreement")

                          With ________________________
                       Residing at________________________

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

This grant entitles you to purchase Common Stock of TIG Holdings, Inc. (the "Company") in accordance with the terms of the Plan and the following terms and conditions:

                  Date of Grant ..............................

                  Per Share Option Price......................  $

                  Non-Qualified Stock Option Grant for .......  xxx Shares

         2. Exercisability of Stock Options. Except as provided in paragraph 3 of this Agreement, this Stock Option grant shall become exercisable in four installments in respect of the aggregate number of shares of the Company's Common Stock underlying this Stock Option grant as follows, provided you are then employed by the Company or one of the Related Companies:

                  o   xxxx shares ......................... on xxxxx
                  o   xxxx shares ......................... on xxxxx
                  o   xxxx shares ......................... on xxxxx
                  o   xxxx shares ......................... on xxxxx

--------------------------------------------------------------------------------

         3. Termination of Employment. If your employment with the Company and the Related Companies is terminated due to death, Disability, or Retirement, or due to your unilateral termination by the Company and the Related Companies without cause, or due to your unilateral resignation from the Company and the Related Companies for cause, all then outstanding installments of this Stock Option grant shall become fully exercisable. If your employment with the Company and the Related Companies is terminated on account of a professional disagreement and without cause and with the mutual agreement of you and the Company and the Related Companies, all then outstanding installments of this Stock Option scheduled under paragraph 2 to become exercisable within twelve months of such termination, shall become exercisable on the date set forth in paragraph 2 notwithstanding that you are not employed by the Company or one of the Related Companies on such date. Upon the occurrence of a Change in Control and whether or not an Adverse Employment Action occurs before the expiration of one year after the Change in Control, all then outstanding installments of this Stock Option grant shall become fully exercisable in accordance with the terms of Section 17 of the Plan. Except as otherwise provided herein, Stock Options that are unexercisable at the time of the termination of your employment with the Company and the Related Companies shall be immediately forfeited by you and canceled. All Stock Options covered by this Agreement shall remain outstanding until expiration or cancellation as provided in this Agreement or under the Plan.

         4. Expiration of Stock Options. The Stock Options covered by this Agreement shall expire ten years from the date of the grant, subject to earlier termination under Section 14 of the Plan and paragraph 3 of this Agreement. Pursuant to Section 14.1.1 of the Plan, all exercisable Stock Options covered by this Agreement shall remain exercisable for four years following the termination of your employment with the Company and the Related Companies due to death, Retirement, or Disability, and for ninety days following the termination of your employment with the Company and the Related Companies for any other reason, provided that in the event an installment of the Stock Option becomes exercisable under paragraph 3 following your termination of employment, such Stock Option shall remain exercisable for ninety days following the date it first became exercisable. Notwithstanding the foregoing, in no event will a Stock Option remain exercisable beyond its original term.

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

--------------------------------------------------------------------------------

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

--------------------------------------------------------------------------------

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

                  (c) Upon exercise, payment, or delivery pursuant to an Award, you shall certify on a form acceptable to the Company that you are in compliance with the terms and conditions of the Plan and this Agreement. Failure to comply with any of the applicable provisions of the Plan and this Agreement, including without limitation the non-compete and confidentiality provisions of subparagraphs (a) and (b) above prior to, or during the six months after, any exercise, payment, or delivery (including delivery of stock certificates by book-entry) pursuant to an Award, shall cause such exercise, payment, or delivery to be rescinded. The Company shall notify you in writing of any such rescission within two years after such exercise, payment, or delivery. Within ten days after receiving such a notice from the Company, you shall pay to the Company the amount of any gain realized or payment received as a result of the rescinded exercise, payment, or delivery pursuant to an Award. Such payment shall be made either in cash or by returning to the Company the number of shares of Common Stock that you received in connection with the rescinded exercise, payment, or delivery.

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

--------------------------------------------------------------------------------

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


TIG HOLDINGS, INC.                          Agreed to and accepted by:



By:____________________________             _______________________________
      Lon P. McClimon                            Optionee Signature



Date:  _______________

--------------------------------------------------------------------------------



















                                  EXHIBIT 10.45

--------------------------------------------------------------------------------

                                    AGREEMENT


This is an Agreement dated as of January 16, 1998, by and among TIG Reinsurance Company (the "Company"), a Connecticut corporation with its principal place of business at 300 First Stamford Place, Stamford, CT 06902; TIG Holdings, Inc. ("Holdings"), a Delaware Corporation with its principal place of business at 65 East 55th Street, New York, NY 10022; and Michael G. Wacek (the "Executive"), 7 Berwyn Road, Richmond, Surrey, TW10 5BP, United Kingdom.

For good and valuable consideration the parties agree as follows:

1. The Company will employ the Executive commencing on January 17, 1998, and, effective February 3, 1998, the Executive's position shall be President and Chief Executive Officer of the Company.

2. Executive's employment with the Company will be on an "at will" basis for an indefinite term.

3. The Executive will be paid an initial base salary at the annual rate of $450,000, payable in accordance with the Company's payroll practices in effect from time to time.

4. The Executive shall be entitled to employment benefits in accordance with the TIG Executive Benefit Plan as amended from time to time, including five weeks of paid vacation.

5. Holdings will recommend to the Compensation Committee of the Holdings Board of Directors (the "Committee") that Executive be awarded an initial grant of 200,000 Holdings non-qualified stock options, such grant to be under and subject to the terms and conditions of the Holdings 1996 Long-Term Incentive Plan (the "LTIP"), as amended from time to time, and the applicable executive award agreement thereunder, modified as set forth on Exhibit 1 hereto.

6. In order to further induce the Executive to accept a position with the Company and in recognition that by accepting such position Executive is foregoing certain benefits that Executive would be entitled to receive from his former employer were he to remain so employed, the parties agree as follows:

      (a) The Company will pay Executive, within two weeks from his commencement of employment and subsequent to the execution of this Agreement, a signing bonus in the amount of $565,000, such amount to be reduced by the Company (or reimbursed to the Company as the case may be) by the amount equal to the bonus payment or the like, if any, received by Executive in 1998 from his former employer on account of his and/or its performance for 1997 or prior years (other than bonuses paid to Executive for years prior to 1997 but deferred by Executive into 1998); and

--------------------------------------------------------------------------------

Agreement
Michael G. Wacek
Page 2


      (b) Holdings will recommend to the Committee that Executive be granted shares of Holdings' common stock vesting over three years ("Shares") under and subject to the terms and conditions of the Holdings LTIP and the applicable award agreement thereunder modified as set forth in Exhibit 2 hereto. The number of Shares so granted shall be computed by dividing $2,000,000 by the fair market value (i.e., the average of the high and low prices of Holdings common stock on the New York Stock Exchange) on the date of grant.

7. In the event that (a) the parties should agree that Executive should terminate his employment with the Company and its affiliates as a result of a professional disagreement and without cause, or (b) Executive's employment is terminated by the Company and the Related Companies without cause, or (c) Executive resigns from the Company and its affiliates for cause, the Executive shall be entitled to receive severance pay in an amount equal to eighteen months base salary, such payment to be made following execution by the Executive of a general release agreement in accordance with the Company's or Holding's customary practice. In the event the Executive wishes to resign from the Company and its affiliates without cause, the Executive shall provide six-months advance notice. In such case, the Company may terminate the Executive's employment prior to the end of the six-month notice period, provided that the Company pays Executive his base salary through such notice period. Such termination by the Company shall not be considered a termination "without cause" under clause (b) above in this paragraph 7.

8. Executive's position will participate in an incentive bonus program for performance year 1998. The target bonus for Executive's participation in 1998 will be set at 100% of Executive's base salary -- actual awards may either exceed, match or be less than the target as contribution and/or results warrant as determined by the Committee. Any bonus payments for subsequent years will be considered under the Company's then existing incentive plan and take into account individual, business unit and Holdings-wide performance (or such other performance criteria as the Committee may decide).

9. During the period that Executive's family remains in the United Kingdom up through the end of the current school year, Executive will be entitled to reimbursement of travel and living expenses as set forth on Exhibit 3 hereto. Executive will also be entitled to relocation benefits under the Company's Executive Relocation Program, including those set forth on
     Exhibit 3 hereto.

10. The Company shall have the right to deduct from any payments due hereunder any tax that the Company deems necessary to be withheld.

11. This Agreement shall be governed by and shall be construed in accordance with the laws of the State of New York, without reference to the principles of conflict of laws thereof. If any provision of this Agreement is held invalid or unenforceable for any reason, the remaining provisions shall not be affected thereby and shall be construed as if the invalid or unenforceable provision had not been included. This Agreement contains the entire agreement between Executive and the Company or affiliates with respect to the subject matter contained herein, and supersedes all prior agreements or prior understandings whether oral or written, between such parties relating to such subject matter. This Agreement may only be modified by a writing executed by the parties.

--------------------------------------------------------------------------------

Agreement
Michael G. Wacek
Page 3

IN WITNESS WHEREOF, the parties hereto have executed this Agreement in one or more counterparts, each of which shall be deemed to be the original, as of the date first set forth above.



/s/ Michael G. Wacek                            TIG Reinsurance Company
EXECUTIVE

                                                By:  /s/ Jon W. Rotenstreich
                                                ----------------------------


                                                TIG Holdings, Inc.


                                                By:  /s/ Jon W. Rotenstreich
                                                ----------------------------

--------------------------------------------------------------------------------

          [Executive Non-Qualified Stock Option Agreement - Exhibit 1]

                               TIG HOLDINGS, INC.
                               65 EAST 55TH STREET
                                   28TH FLOOR
                            NEW YORK, NEW YORK 10022

                TIG HOLDINGS, INC. 1996 LONG-TERM INCENTIVE PLAN

      Stock Option Agreement dated as of ___________________ ("Agreement")

                     With _________________________________
                     Residing at____________________________

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

This grant entitles you to purchase Common Stock of TIG Holdings, Inc. (the "Company") in accordance with the terms of the Plan and the following terms and conditions:

      Date of Grant     .......................................

      Per Share Option Price...................................  $

         Non-Qualified Stock Option Grant for .................  xxx Shares

         2. Exercisability of Stock Options. Except as provided in paragraph 3 of this Agreement, this Stock Option grant shall become exercisable in four installments in respect of the aggregate number of shares of the Company's Common Stock underlying this Stock Option grant as follows, provided you are then employed by the Company or one of the Related Companies:

                  o   xxxx shares ..........................on xxxxx
                  o   xxxx shares ..........................on xxxxx
                  o   xxxx shares ..........................on xxxxx
                  o   xxxx shares ..........................on xxxxx

--------------------------------------------------------------------------------

         3. Termination of Employment. If your employment with the Company and the Related Companies is terminated due to death, Disability, or Retirement, or due to your unilateral termination by the Company and the Related Companies without cause, or due to your unilateral resignation from the Company and the Related Companies for cause, all then outstanding installments of this Stock Option grant shall become fully exercisable. If your employment with the Company and the Related Companies is terminated on account of a professional disagreement and without cause and with the mutual agreement of you and the Company and the Related Companies, all then outstanding installments of this Stock Option scheduled under paragraph 2 to become exercisable within twelve months of such termination, shall become exercisable on the date set forth in paragraph 2 notwithstanding that you are not employed by the Company or one of the Related Companies on such date. Upon the occurrence of a Change in Control and whether or not an Adverse Employment Action occurs before the expiration of one year after the Change in Control, all then outstanding installments of this Stock Option grant shall become fully exercisable in accordance with the terms of Section 17 of the Plan. Except as otherwise provided herein, Stock Options that are unexercisable at the time of the termination of your employment with the Company and the Related Companies shall be immediately forfeited by you and canceled. All Stock Options covered by this Agreement shall remain outstanding until expiration or cancellation as provided in this Agreement or under the Plan.

         4. Expiration of Stock Options. The Stock Options covered by this Agreement shall expire ten years from the date of the grant, subject to earlier termination under Section 14 of the Plan and paragraph 3 of this Agreement. Pursuant to Section 14.1.1 of the Plan, all exercisable Stock Options covered by this Agreement shall remain exercisable for four years following the termination of your employment with the Company and the Related Companies due to death, Retirement, or Disability, and for ninety days following the termination of your employment with the Company and the Related Companies for any other reason, provided that in the event an installment of the Stock Option becomes exercisable under paragraph 3 following your termination of employment, such Stock Option shall remain exercisable for ninety days following the date it first became exercisable. Notwithstanding the foregoing, in no event will a Stock Option remain exercisable beyond its original term.

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

--------------------------------------------------------------------------------

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

--------------------------------------------------------------------------------

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

                  (c) Upon exercise, payment, or delivery pursuant to an Award, you shall certify on a form acceptable to the Company that you are in compliance with the terms and conditions of the Plan and this Agreement. Failure to comply with any of the applicable provisions of the Plan and this Agreement, including without limitation the non-compete and confidentiality provisions of subparagraphs (a) and (b) above prior to, or during the six months after, any exercise, payment, or delivery (including delivery of stock certificates by book-entry) pursuant to an Award, shall cause such exercise, payment, or delivery to be rescinded. The Company shall notify you in writing of any such rescission within two years after such exercise, payment, or delivery. Within ten days after receiving such a notice from the Company, you shall pay to the Company the amount of any gain realized or payment received as a result of the rescinded exercise, payment, or delivery pursuant to an Award. Such payment shall be made either in cash or by returning to the Company the number of shares of Common Stock that you received in connection with the rescinded exercise, payment, or delivery.

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


TIG HOLDINGS, INC.                          Agreed to and accepted by:



By:  /s/LON P. MCCLIMON                     _______________________
------------------------                       Optionee Signature

Date: __________________

--------------------------------------------------------------------------------
                 [Executive Share Award Agreement - Exhibit 2]


                               TIG HOLDINGS, INC.
                               65 EAST 55TH STREET
                                   28TH FLOOR
                            NEW YORK, NEW YORK 10022

                TIG HOLDINGS, INC. 1996 LONG-TERM INCENTIVE PLAN

                       Share Award Agreement ("Agreement")

                           With _____________________

                      Residing at _________________________


                    Agreement dated as of __________________

         1. Incorporation By Reference; Document Receipt. This Agreement is subject in all respects to the terms and provisions of the TIG Holdings, Inc. 1996 Long-Term Incentive Plan (the "Plan"), including, without limitation, any amendments thereto adopted at any time and from time to time and which are intended to apply to the grant of shares of Common Stock ("Shares") under
Section 9 of the Plan, all of which terms and provisions are made a part of and incorporated in this Agreement as if they were expressly set forth herein. Any capitalized term not defined in this Agreement shall have the same meaning as is ascribed thereto under the Plan. You hereby acknowledge receipt of a true copy of the Plan and that you have read the Plan carefully and fully understand its contents. In the event of a conflict between the terms of this Agreement and the terms of the Plan, the terms of the Plan shall control.

         2. Grant and Vesting of Shares. You have been selected to receive a grant of the number of Shares set forth below as an Award under Section 9 of the Plan.
                           ---------------------------

         Number of Shares ............................, xxx shares

The Shares shall be uncertificated and, except as provided in paragraph 4 of this Agreement, shall vest as follows, provided you are employed by the Company or one of its Related Companies on the applicable vesting date:

                  o   xxxx shares...................on xxxxxxxxxxxxxx
                  o   xxxx shares...................on xxxxxxxxxxxxxx
                  o   xxxx shares...................on xxxxxxxxxxxxxx

         3. Delivery of Certificate. After the vesting of your Shares, you shall be entitled, in accordance with the terms and provisions of the Plan, to receive, upon your request, a stock certificate (registered in your name) for and representing the number of shares of Common Stock underlying the vested Shares. No fractional shares shall be issued under this Agreement. Any fractional shares to which you would otherwise be entitled shall be repurchased by the Company for cash.

--------------------------------------------------------------------------------

         4. Termination of Employment. If your employment with the Company and the Related Companies is terminated due to death, Disability, or Retirement, or due to your unilateral termination by the Company and the Related Companies without cause, or due to your unilateral resignation from the Company and the Related Companies for cause, all then unvested Shares covered by this Agreement as of the date of any such termination shall become 100% vested as of such date. If your employment with the Company and the Related Companies is terminated on account of a professional disagreement and without cause and with the mutual agreement of you and the Company and the Related Companies, all such unvested Shares that are scheduled under paragraph 2 to become vested within twelve months of such termination, shall become 100% vested on the date set forth in paragraph 2 notwithstanding that you are not then employed by the Company or one of the Related Companies on such date. Upon the occurrence of both a Change in Control and whether or not an Adverse Employment Action occurs before the expiration of one year after the Change in Control, all then unvested Shares shall become 100% vested in accordance with the provisions of Section 17 of the Plan. Except as otherwise provided herein, if your employment with the Company and the Related Companies is terminated for any reason other than death, Disability, or Retirement at any time, any Shares that have not yet vested as of the date of any such termination shall be immediately forfeited by you and canceled.

         5. Rights of Stockholder. Subject to the provisions of the Plan and this Agreement, you shall have all of the powers, preferences, and rights of a holder of Common Stock with respect to the shares of Common Stock comprising this Share grant. You agree and understand that nothing contained in this Agreement provides, or is intended to provide, you any protection against potential future dilution of your stockholder interest in the Company for any reason, except as stated in Section 16.2 of the Plan. Any stock dividends paid in respect of unvested Shares shall be treated as additional Shares and shall be subject to the same restrictions and other terms and conditions that apply to the unvested Shares with respect to which such stock dividends are paid.

         6. Non-transferability. Unvested Shares (i) shall not be sold, exchanged, assigned, transferred, or otherwise disposed of in any way at any time by you (or your beneficiary(ies)), other than by testamentary disposition by you or the laws of descent and distribution and (ii) shall not be pledged, encumbered, or otherwise hypothecated in any way at any time by you (or your beneficiary(ies)) and shall not be subject to execution, attachment, or similar legal process. Any attempt to sell, transfer, pledge, encumber, hypothecate, or otherwise dispose of any unvested Shares, contrary to the terms and provisions of this Agreement and/or the Plan, shall be null and void and without legal force or effect.

--------------------------------------------------------------------------------

         7. Withholding. The Company shall have the right to deduct from any shares or amount due you under this Agreement or otherwise, any federal, state, local, or other taxes of any kind that the Company, in its sole discretion, deems necessary to be withheld to comply with the Internal Revenue Code of 1986, as amended (the "Code"), and/or any other applicable law, rule, or regulation. When the Shares become vested (or if you make an election under Section 83(b) of the Code at the time of such election), you shall, if requested by the Company, promptly pay to the Company in cash or Shares an amount equal to the applicable withholding taxes determined by the Company as being required to be withheld or collected under applicable federal, state, or local laws or regulations. Furthermore, the Company shall have the right to deduct and withhold any such applicable taxes from, or in respect of, any dividends or other distributions paid on or in respect of the Common Stock comprising this Share grant. All taxes, if any, in respect of the grant of the Shares or any payments to you hereunder shall be solely your responsibility and shall be paid by you. You may, at your discretion, direct the Company to withhold and pay to the applicable taxing authority with respect to the vesting of Shares an amount not to exceed the excess, if any, of (i) the amount of tax that would result from such vesting assuming that the tax is calculated at the maximum marginal rate imposed by such taxing authority and (ii) the withholding taxes that the Company is required by law to withhold or collect; provided that you deliver to the Company simultaneously with such discretion Shares having a value equal to the amount so withheld. You will notify the Company of your intention to make an election under Section 83(b) of the Code at least five (5) business days before making such election.

         8. Compliance with Laws. The resale of the shares of Common Stock issued pursuant to this Agreement shall be subject to, and shall comply with, any applicable requirements of federal and state securities laws, rules, and regulations (including, without limitation, the provisions of the Securities Act of 1933, the Exchange Act and the respective rules and regulations promulgated thereunder) and any other law, rule, or regulation applicable thereto, as such laws, rules, and regulations may be amended from time to time. The Company shall not be obligated to permit the resale of any shares of Common Stock pursuant to this Agreement if such resale would violate any such requirements.

         9. Notices. Any notice hereunder shall be in writing and shall be delivered in person, or via facsimile transmission, overnight courier service, or certified mail, return receipt requested, postage prepaid, properly addressed to you or the Company, as the case may be, at the applicable address specified in the heading on the first page of this Agreement, or at such other address as you or the Company, as the case may be, may designate to the other party from time to time in a notice that satisfies the conditions of this paragraph.

         10. Governing Law; Entire Agreement. This Agreement shall be governed by and shall be construed in accordance with the laws of the State of Delaware, without reference to the principles of conflict of laws thereof. This Agreement contains the entire agreement between you and the Company with respect to the subject matter contained herein, and supersedes all prior agreements or prior understandings, whether oral or written, between such parties relating to such subject matter.

         11. Severability. The invalidity or unenforceability of any provision of this Agreement in any jurisdiction shall not affect the validity, legality, or enforceability of the remainder of this Agreement in such jurisdiction or the validity, legality, or enforceability of any provision of this Agreement in any other jurisdiction, it being intended that all rights and obligations of the parties hereunder shall be enforceable to the fullest extent permitted by law.

         IN WITNESS WHEREOF, the parties hereto have executed this Agreement in one or more counterparts, each of which shall be deemed to be the original, as of the date first set forth above.


TIG HOLDINGS, INC.                     Agreed to and accepted by:



By:__________________________          _________________________
         Lon P. McClimon                 Recipient Signature


Date:__________________

--------------------------------------------------------------------------------

                                                                  Exhibit 3

RELOCATION

The Company will provide relocation benefits in accordance with the TIG Executive Relocation Program. In consideration of the unique aspects of a relocation from the United Kingdom (UK) to the United States (US), the following enhanced provisions will apply:

     Reimbursement for all reasonable operating and auto insurance expenses connected with the Executive's existing family automobile in the UK until the Executive's family has relocated to the US at the end of the current school year.

     Any required household goods storage in the UK and Minnesota through the completion of the Executive's family relocation to the US at the end of the current school year.

     Relocation of all household goods from both the UK and Minnesota to the Executive's permanent residence in the US.

     Any reasonable commuting and/or temporary living expenses outside the Executive Relocation Program for both the Executive and his spouse and children necessary to allow for an effective transition and relocation between the UK and Stamford, CT or its vicinity.

     The Executive will coordinate all travel and relocation support through the Company's selected vendors and Corporate Human Resources administrative support staff.

SPECIAL BENEFITS

      The Company will provide UK private medical coverage for the Executive and his dependents until the relocation from the UK to the US has been completed.

     The Company will provide an income tax equalization benefit designed to neutralize any differential between the effective US and UK income taxes levied against TIG provided compensation provided to the Executive beginning with the employment on January 17, 1998. Additionally, in the event that, after the Executive's best efforts to collect, the Executive's prior employer does not fulfill its commitments to provide any required tax equalization benefits to the Executive for the 1997/98 UK tax year, the Company will provide the denied tax benefits for the UK tax years in dispute.

     The tax preparation services associated with the tax equalization will be provided by the Company in conjunction with the senior Executive financial planning program.

                                   EXHIBIT 12

                                    PART IV

--------------------------------------------------------------------------------
                                                             EXHIBIT 12

                               TIG HOLDINGS, INC.
                  COMPUTATION OF RATIO OF CONSOLIDATED EARNINGS
                 TO FIXED CHARGES AND PREFERRED STOCK DIVIDENDS
                                   (unaudited)

                                                                         Years Ended December 31,
                                                                   --------------------------------------
         (In millions)                                                1997         1996         1995
         ================================================================================================
         Earnings
                Pretax income from continuing operations               $62          $75         $155
                Fixed charges, excluding preferred
                    stock dividends                                     25           16           15
         --------------------------------------------------------- ------------ ------------ ------------
                        Earnings                                       $87          $91         $170
         --------------------------------------------------------- ------------ ------------ ------------

         Fixed charges:
                Interest expense                                       $20           $9           $6
                Interest portion of operating leases,
                     net of subleasing income                            5            7            9
                Preferred stock dividends requirements                   2            2            2
         --------------------------------------------------------- ------------ ------------ ------------
                        Fixed charges                                  $27          $18          $17
         --------------------------------------------------------- ------------ ------------ ------------

         Ratio of earnings to fixed charges                            3.2          5.1         10.0
         ================================================================================================

--------------------------------------------------------------------------------



















                                   EXHIBIT 21

                               TIG Holdings, Inc.
                              List of Subsidiaries


                                                                  State of
                                                                Incorporation

TIG Holdings, Inc.                                                 Delaware
       TIG Holdings 1, Inc.                                        Delaware
           TIG Excess & Surplus Lines, Inc.                        Delaware
                  TIG Specialty Insurance Company                  California
       TIG Insurance Group                                         California
           Rusco Services, Inc.                                    California
           TIG Holdings 3, Inc.                                    Delaware
                  PW Financial Solutions                           Delaware
           TIG Insurance Company                                   California
                  TIG Holdings 4, Inc.                             Delaware
                  TIG Premier Insurance Company                    California
                  Countrywide Corporation                          Texas
                         Industrial County Mutual                  Texas
                  TIG Lloyds Insurance Company                     Texas
                  TIG Indemnity Company                            California
                  TIG Insurance  Company of Texas                  Texas
                  TIG Reinsurance Company                          Connecticut
                         Investment Subsidiary Two Corporation     Delaware
                         Investment Subsidiary Three Corporation   Delaware
                         Investment Subsidiary Four Corporation    Delaware
                         TIG Re UK Holdings Company                Delaware
                  Fairmont Insurance Company                       California
                  TIG American Specialty Insurance Company         Texas
                  TIG Insurance Company of Colorado                Colorado
                  TIG Insurance Corporation of America             Michigan
                  TIG Insurance Company of Michigan                Michigan
                  TIG Insurance Company of New York                New York
                  Investment Subsidiary One Corporation            Delaware

--------------------------------------------------------------------------------



















                                  EXHIBIT 23.1

                 EXHIBIT 23.1 - CONSENT OF INDEPENDENT AUDITORS


We consent to the incorporation by reference in the Registration Statement (Form S-8 No. 33-61564) pertaining to the TIG Holdings, Inc. 1993 Long-Term Incentive Plan, in the Registration Statement (Form S-8 No. 33-61970) pertaining to the TIG Holdings, Inc. Diversified Savings Plan, in the Registration Statement (Form S-8 No. 33-63148) pertaining to the TIG Holdings, Inc. 1993 Non-Employee Directors Restricted Share Program, in the Registration Statement (Form S-8 No. 33-66650) pertaining to the Common Stock Restricted Share Agreement, in the Registration Statement (Form S-3 No. 33-90594) of TIG Holdings, Inc. and related Prospectus pertaining to the registration of $100,000,000 of 8 1/8% Notes due 2005, in the Registration Statement (Form S-8 No. 333-18281) pertaining to the TIG Holdings, Inc. Diversified Savings Restoration Plan, in the Post Effective Amendment No. 1 to the Registration Statement (Form S-8 No. 33-61564) pretaining to the TIG Holdings, Inc. 1993 Long-Term Incentive Plan, the TIG Holdings, Inc. 1996 Long-Term Incentive Plan, the TIG Holdings, Inc. 1996 Non-Employee Directors Compensation Program and the TIG Holdings, Inc. September 1996 Consultant Stock Option Agreement and in the Registration Statements (Form S-8 No. 333-15735) pertaining to the TIG Holdings, Inc. 1996 Long-Term Incentive Plan, the TIG Holdings, Inc. 1996 Non-Employee Directors Compensation Program and the TIG Holdings Inc. September 1996 Consultant Stock Option Agreement of our report dated January 30, 1998, except for Note M, as to which the date is February 12, 1998, with respect to the consolidated financial statements and schedules of TIG Holdings, Inc. and subsidiaries included in the Annual Report (Form 10-K) for the year ended December 31, 1997.



                                            /s/ERNST & YOUNG LLP



Dallas, Texas
March 27, 1998

--------------------------------------------------------------------------------



















                                  EXHIBIT 24.1

                               POWER OF ATTORNEY

     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jon W. Rotenstreich, Louis J. Paglia and Edwin G. Pickett (each of them with full power of substitution and with full power to act without the others) his or her true and lawful attorneys-in-fact and agent for the undersigned in such person's name, place and stead, in any and all capacities, to sign an Annual Report for 1997 on Form 10-K and any and all subsequent amendments thereto and to file them so signed, with all exhibits thereto, and any and all other documents in connection therewith, with the Securities and Exchange Commission, hereby granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform any and all acts and things requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their substitutes, may lawfully do or cause to be done by virtue hereof.


Dated:  February 26, 1998


NAME:  /s/JON W. ROTENSTREICH             NAME:  /s/MARY R. HENNESSY
-----------------------------             ---------------------------
TITLE: Director, Chairman of the Board    TITLE: President and Chief Operating
       and Chief Executive Officer               Officer
       (Principal Executive Officer)

NAME:  /s/EDWIN G. PICKETT                NAME:  /s/CYNTHIA B. KOENIG
--------------------------                ----------------------------
TITLE: Executive Vice President and       TITLE: Vice President and Controller
       Chief Financial Officer                   TIG Insurance Company
       (Principal Financial Officer)             (Principal Accounting Officer)

NAME:  /s/GEORGE B. BEITZEL               NAME:  JOEL S. EHRENKRANZ
---------------------------               --------------------------
TITLE: Director                           TITLE: Director

NAME:  /s/GEORGE D. GOULD                 NAME:  /s/THE RT. HON. LORD MOORE
-------------------------                 ----------------------------------
TITLE: Director                           TITLE: Director

NAME:  WILLIAM W. PRIEST, JR.             NAME:  /s/ANN W. RICHARDS
-----------------------------             -------------------------
TITLE: Director                           TITLE: Director

NAME:  /s/HAROLD TANNER
-----------------------
TITLE: Director

                                   SIGNATURES

--------------------------------------------------------------------------------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    TIG HOLDINGS, INC.



                                    By:  /s/CYNTHIA B. KOENIG
                                    -------------------------
                                    Name:  Cynthia B. Koenig
                                    Title: Vice President and Controller of
                                    TIG Insurance Company
                                    (Principal Accounting Officer)

Date: March 27, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By  /s/JON W. ROTENSTREICH*                     By  /s/GEORGE B. BEITZEL*
---------------------------                     -------------------------
Jon W. Rotenstreich                             George B. Beitzel
Chairman of the Board and                       Director
Chief Executive Officer and Director
(Principal Executive Officer)                   By  /s/JOEL S. EHRENKRANZ*
                                                --------------------------
                                                Joel S. Ehrenkranz
                                                Director
By  /s/MARY R. HENNESSY*
------------------------
Mary R. Hennessy                                By  /s/GEORGE D. GOULD*
President and Chief Operating Officer           ------------------------
                                                George D. Gould
                                                Director
By /s/EDWIN G. PICKETT*                        By  /s/THE RT. HON. LORD MOORE*
------------------------                        -------------------------------
Edwin G. Pickett                                The Rt. Hon. Lord Moore
Executive Vice President and                    Director
Chief Financial Officer
(Principal Financial Officer)
                                                By  /s/WILLIAM W. PRIEST, JR.*
                                                ------------------------------
                                                William W. Priest, Jr.
                                                Director

                                                By  /s/ANN W. RICHARDS*
                                                -----------------------
                                                Ann W. Richards
                                                Director

                                                By  /s/HAROLD TANNER*
                                                ---------------------
                                                Harold Tanner
                                                Director

Date:  March 27, 1998

*By  /s/LOUIS J. PAGLIA
------------------------
Louis J. Paglia
Attorney-in-Fact