Form 10-Q
period 1998-03-31
TIG HOLDINGS INC
filed 1998-05-14
CIK 897430

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

                  For the Quarterly Period Ended March 31, 1998

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

                                 Yes X No _____

     Number of shares of Common Stock, $0.01 par value per share, outstanding as of close of business on March 31, 1998: 51,381,296 excluding 15,717,021 treasury shares.

                               TIG HOLDINGS, INC.
                               INDEX TO FORM 10-Q


PART I.  FINANCIAL INFORMATION                                             Page

Item 1.   Financial Statements

          Condensed consolidated balance sheets as of
          March 31, 1998 (unaudited) and December 31, 1997 ...................3

          Condensed consolidated statements of income
          for the three months ended March 31, 1998
          (unaudited) and March 31, 1997 (unaudited)..........................4

          Condensed consolidated statement of changes
          in shareholders' equity for the three
          months ended March 31, 1998 (unaudited).............................5

          Condensed consolidated statements of cash flows
          for the three months ended March 31, 1998
          (unaudited) and March 31, 1997 (unaudited)..........................6

          Notes to condensed consolidated financial
          statements (unaudited)..............................................7

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations......................11

     2.1  Consolidated Results...............................................12
     2.2  Reinsurance........................................................14
     2.3  Commercial Specialty...............................................16
     2.4  Custom Markets.....................................................18
     2.5  Other Lines........................................................19
     2.6  Investments........................................................20
     2.7  Reserves...........................................................23
     2.8  Liquidity and Capital Resources....................................24
     2.9  Year 2000..........................................................25
     2.10 Forward-Looking Statements.........................................26
     2.11 Glossary...........................................................27

PART II.    OTHER INFORMATION

Item 1.   Legal Proceedings..................................................29

Item 6.   Exhibits and Reports on Form 8-K...................................30


SIGNATURES...................................................................31

                               TIG HOLDINGS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                 March 31,        December 31,
(In millions, except share data)                                                   1998               1997
---------------------------------------------------------------------------- ------------------ ------------------
Assets                                                                          (unaudited)
     Investments:
         Fixed maturities at market
                          (cost:  $3,881  in 1998 and $3,725 in 1997)              $4,014             $3,874
              Short-term and other investments,
                          (cost: $219  in 1998 and $316  in 1997)                     223                318
---------------------------------------------------------------------------- ------------------ ------------------
              Total investments                                                     4,237              4,192
     Cash                                                                              37                 18
     Accrued investment income                                                         54                 56
     Premium receivable (net of allowance of: $5 in 1998 and 1997)                    523                453
     Reinsurance recoverable on paid losses (net of allowance of: $5 in
            1998 and $6 in 1997)                                                      128                125
     Reinsurance recoverable on unpaid losses                                       1,648              1,404
     Deferred policy acquisition costs                                                172                155
     Prepaid reinsurance premium                                                      172                177
     Income taxes                                                                     115                140
     Other assets                                                                     176                147
---------------------------------------------------------------------------- ------------------ ------------------
             Total assets                                                          $7,262             $6,867
---------------------------------------------------------------------------- ------------------ ------------------

Liabilities
     Reserves for:
         Losses                                                                    $3,428             $3,459
         Loss adjustment expenses                                                     481                476
         Unearned premium                                                             794                738
---------------------------------------------------------------------------- ------------------ ------------------
             Total reserves                                                         4,703              4,673
     Reinsurance premium payable                                                       91                 61
     Funds held under reinsurance agreements                                          598                319
     Notes payable                                                                    192                122
     Other liabilities                                                                343                379
---------------------------------------------------------------------------- ------------------ ------------------
             Total liabilities                                                      5,927              5,554
---------------------------------------------------------------------------- ------------------ ------------------
Mandatory redeemable 8.597% capital securities of subsidiary trust                    125                125
---------------------------------------------------------------------------- ------------------ ------------------
Mandatory redeemable preferred stock                                                   25                 25
---------------------------------------------------------------------------- ------------------ ------------------
Shareholders' Equity
     Common stock - par value $0.01 per share
             (authorized: 180,000,000 shares; issued and outstanding:
             67,473,454 shares in 1998 and 66,955,288 shares in 1997)               1,267              1,257
     Retained earnings                                                                277                253
     Accumulated other comprehensive income                                            88                 96
---------------------------------------------------------------------------- ------------------ ------------------
                                                                                    1,632              1,606
Treasury stock (15,717,021 shares in 1998 and 15,597,021
             shares in 1997)                                                        (447)              (443)
---------------------------------------------------------------------------- ------------------ ------------------
             Total shareholders' equity                                             1,185              1,163
---------------------------------------------------------------------------- ------------------ ------------------
             Total liabilities and shareholders' equity                            $7,262             $6,867
---------------------------------------------------------------------------- ------------------ ------------------

See Notes to Condensed Consolidated Financial Statements.

                               TIG HOLDINGS, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                          Three Months Ended March 31,
                                                                    -----------------------------------------
(In millions, except per share data)                                       1998                 1997
------------------------------------------------------------------- -------------------- --------------------
Revenues
     Net premium earned                                                     $359                 $353
     Net investment income                                                    66                   75
     Net investment and other gain                                             2                    1
------------------------------------------------------------------- -------------------- --------------------
         Total revenues                                                      427                  429
------------------------------------------------------------------- -------------------- --------------------

Losses and expenses
     Net losses and loss adjustment expenses incurred                        246                  253
     Commissions and premium related expenses                                 78                   77
     Other underwriting expenses                                              37                   32
     Corporate expenses                                                       13                    9
     Interest expense                                                          6                    4
------------------------------------------------------------------- -------------------- --------------------
         Total losses and expenses                                           380                  375
------------------------------------------------------------------- -------------------- --------------------

Income before income tax expense                                              47                   54
Income tax expense                                                           (14)                 (18)
------------------------------------------------------------------- -------------------- --------------------

Net income                                                                   $33                  $36
------------------------------------------------------------------- -------------------- --------------------

Net income per common share
            Basic                                                          $0.64                $0.67
            Diluted                                                        $0.62                $0.64
------------------------------------------------------------------- -------------------- --------------------

Dividend per common share                                                  $0.15                $0.15
------------------------------------------------------------------- -------------------- --------------------

See Notes to Condensed Consolidated Financial Statements.

                                                TIG HOLDINGS, INC.
                                         CONDENSED CONSOLIDATED STATEMENT
                                        OF CHANGES IN SHAREHOLDERS' EQUITY
                                                    (Unaudited)


                                                                Accumulated Other                    Total
                                                                  Comprehensive                      Share-
                                       Common       Retained          Income          Treasury      holders'
(In millions)                          Stock        Earnings                           Stock         Equity
----------------------------------- ------------- ------------- ------------------- ------------- -------------

Balance at December 31, 1997           $1,257         $253             $96             $(443)       $1,163
Net income                                              33                                              33
Common and preferred stock
     dividends                                          (9)                                             (9)
Common stock issued                         9                                                            9
Amortization of unearned
       compensation                         1                                                            1
Treasury stock purchased                                                                  (4)           (4)
Change in foreign currency
     translation adjustment                                              1                               1
Change in net unrealized gain on
     fixed maturity investments                                         (9)                             (9)
----------------------------------- ------------- ------------- ------------------- ------------- -------------

Balance at March 31, 1998              $1,267         $277             $88             $(447)       $1,185
----------------------------------- ------------- ------------- ------------------- ------------- -------------

See Notes to Condensed Consolidated Financial Statements.

                               TIG HOLDINGS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (Unaudited)


                                                                            Three Months Ended March 31,
                                                                         ------------------------------------
           (In millions)                                                       1998              1997
           ------------------------------------------------------------- ----------------- ------------------
           Operating Activities
                Net income                                                      $33                $36
                Adjustments to reconcile net income to cash provided
                  by operating activities:
                  Changes in:
                      Accrued investment income                                   2                 (6)
                      Premium receivable                                        (70)               (15)
                      Reinsurance recoverable                                  (247)                10
                      Deferred policy acquisition costs                         (17)                (8)
                      Prepaid reinsurance premium                                 5                  8
                      Income taxes                                               30                 17
                      Loss reserves                                             (31)                (8)
                      Loss adjustment expense reserves                            5                (57)
                      Unearned premium reserves                                  56                 12
                      Reinsurance premium payable                                30                 (2)
                      Funds held under reinsurance agreements                   279                 16
                      Other assets, other liabilities and other                  12                  1
           ------------------------------------------------------------- ----------------- ------------------
                    Net cash provided by operating activities                    87                  4
           ------------------------------------------------------------- ----------------- ------------------

           Investing Activities
                  Purchases of fixed maturity investments                      (849)              (745)
                  Sales of fixed maturity investments                           373                642
                  Maturities and calls of fixed maturity investments            275                 36
                  Net decrease (increase) in short-term investments             148                 (1)
                  Other                                                         (81)               (11)
           ------------------------------------------------------------- ----------------- ------------------
                    Net cash used in investing activities                      (134)               (79)
           ------------------------------------------------------------- ----------------- ------------------

           Financing Activities
                  Common stock issued                                             9                  6
                  Treasury stock purchased                                       (4)               (43)
                  Mandatory redeemable capital securities issued                  -                125
                  Common stock and preferred stock dividends                     (9)                (9)
                  Increase in notes payable                                      70                  -
                  Other                                                           -                  1
           ------------------------------------------------------------- ----------------- ------------------
                    Net cash provided by financing activities                    66                 80
           ------------------------------------------------------------- ----------------- ------------------
                  Increase in cash                                               19                  5
                  Cash at beginning of period                                    18                 19
           ------------------------------------------------------------- ----------------- ------------------
                    Cash at end of period                                       $37                $24
           ------------------------------------------------------------- ----------------- ------------------

See Notes to Condensed Consolidated Financial Statements.

                               TIG HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    For the Three Months Ended March 31, 1998
                                   (Unaudited)

--------------------------------------------------------------------------------
NOTE A.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------------------

Basis of Presentation. TIG Holdings, Inc. ("TIG Holdings") is primarily engaged in the business of property/casualty insurance and reinsurance through its 14 domestic insurance subsidiaries (collectively "TIG" or the "Company"). The accompanying unaudited condensed consolidated financial statements include the accounts of TIG Holdings and its subsidiaries and have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Financial statements prepared in accordance with GAAP require the use of management estimates. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation have been included. Certain reclassifications of prior year amounts have been made to conform with the 1998 presentation.

Operating results for the three months ended March 31, 1998 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in TIG's annual report on Form 10-K for the year ended December 31, 1997.

Earnings per Share ("EPS"). Basic EPS is calculated based upon the weighted average common shares outstanding ("average shares") during the period. In order to calculate EPS, unallocated Employee Stock Ownership Plan shares and treasury shares are deducted from the outstanding common shares. For diluted EPS, common stock options increase weighted average shares outstanding to the extent that they are dilutive. To obtain net income attributable to common shareholders for EPS computations, the preferred stock dividend is deducted from net income. The following schedule presents the calculation of Basic and Diluted EPS:


                                                                         Three Months Ended March 31,
           ------------------------------------------------------- --------------------- --------------------
           (In millions, except earnings per share data)                   1998                 1997
           ------------------------------------------------------- --------------------- --------------------
           Numerator:
                Net income                                                   $33                 $36
                Less:  Preferred stock dividends                               -                   -
           ------------------------------------------------------- --------------------- --------------------
                Income available to common  stockholders                     $33                 $36

           Denominator:
                Weighted average shares outstanding
                    for basic EPS                                           51.2                53.4
                Effect of dilutive options                                   1.3                 2.6
           ------------------------------------------------------- --------------------- --------------------
                Adjusted weighted average shares
                    for diluted EPS                                         52.5                56.0

           Basic EPS                                                       $0.64               $0.67
           ------------------------------------------------------- --------------------- --------------------
           Diluted EPS                                                     $0.62               $0.64
           ------------------------------------------------------- --------------------- --------------------

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

                               TIG HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    For the Three Months Ended March 31, 1998
                                   (Unaudited)

--------------------------------------------------------------------------------

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

Loss Portfolio Reinsurance. Effective January 1, 1998, the Company entered into a loss portfolio reinsurance agreement on a funds held basis for loss and LAE reserves of $265 million related to certain run-off programs. The gain on the cession was deferred and will be amortized to income as losses are paid. Amortization of deferred gain of $2.4 million was recorded as a reduction of incurred losses during the first quarter of 1998. The contract covers 80% of any adverse loss development incurred in excess of $280 million up to a maximum of $342.5 million. Any additional future benefit from the contract triggered by adverse loss development will also be deferred and amortized into income as the related losses are paid. Funds held bear interest at 1.7% per quarter beginning April 1, 1998.

Treasury Stock. At March 31, 1998, the Board of Directors had authorized the repurchase of up to 18.75 million shares of TIG Holdings common stock. As of March 31, 1998, the Company has repurchased 15.7 million shares at an aggregate cost of $447 million. The Company uses the cost method to record the repurchase of treasury shares.

Independent Agents Business Ceding Commission. On December 31, 1997, TIG completed the sale of its Independent Agents personal lines operations, which was principally effected through reinsurance transactions. At close, TIG received a ceding commission in excess of related deferred acquisition costs of $20 million related to the 100% reinsurance of certain Independent Agents business. This ceding commission will be recognized in income during 1998 as the related ceded premium is earned. During the first quarter of 1998, TIG recognized $9.1 million of pre-tax ceding commissions.


--------------------------------------------------------------------------------
NOTE B.  CONTINGENCIES
--------------------------------------------------------------------------------

TIG's insurance subsidiaries are routinely engaged in litigation in the normal course of their business. As a liability insurer, the Company defends third-party claims brought against its insureds. As an insurer, the Company defends against coverage claims.

On January 11, 1994, a Los Angeles County Superior Court jury returned a verdict of $28 million for punitive damages against TIG Insurance Company ("TIC") in Talbot Partners v. Cates Construction, Inc. and TIC (the "Talbot Case"). The award arose out of TIC's handling of a surety bond claim on a construction project. On March 28, 1997, the California Court of Appeals reduced the trial court's punitive damage award to $15 million. On July 23, 1997, the California Supreme Court granted TIC's petition to review the Court of Appeals' decision. Management believes that the ultimate liability arising from the Talbot Case will not materially impact consolidated operating results.

                               TIG HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    For the Three Months Ended March 31, 1998
                                   (Unaudited)

--------------------------------------------------------------------------------

TIG's Federal income tax returns are routinely audited by the Internal Revenue Service (IRS) and provisions are made in the financial statements in anticipation of the results of these audits. Following a routine federal income tax audit by the IRS, in September 1997, the IRS issued a Statutory Notice of Deficiency for the tax year 1993 and a Revenue Agents Report for 1994 asserting a tax liability of approximately $170 million excluding interest. The IRS's asserted tax adjustments principally relate to the acquisition made by TIG under the Section 338(h)(10) election of April 27, 1993 in conjunction with TIG's Initial Public Offering and primarily generate temporary differences by creating income in 1993 with corresponding deductions in 1993 and future tax years. TIG strongly disagrees with the IRS's position, and on December 11, 1997, TIG filed a Tax Court Petition challenging it. In connection with the Statutory Notice of Deficiency issued by the IRS for the 1993 tax year, TIG made a $40 million advance tax payment in December 1997, that has been reflected as a current tax asset. While the timing of cash tax payments may be impacted, management believes that revisions to TIG's recorded tax liability, if any, arising from the IRS's audit will not materially impact consolidated net income or the financial condition of the Company.

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

                               TIG HOLDINGS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------
NOTE C.  COMPREHENSIVE INCOME
--------------------------------------------------------------------------------

In January 1998, TIG adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("Statement 130"). Statement 130 establishes new rules for the reporting and display of comprehensive income and its components. Statement 130 requires unrealized gains or losses on the Company's available-for-sale securities and foreign currency translation adjustments, which prior to adoption were reported separately in shareholders' equity, to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of Statement
130. The adoption of this statement had no impact on TIG's net income or shareholder's equity.

During the first quarter of 1998 and 1997, total comprehensive income for 1998 was $25 million and for 1997 total comprehensive loss was ($17) million. The components of comprehensive income, net of related tax are as follows:


                                                                     Three months ended March 31,
                                                               -----------------------------------------
            (In millions)                                             1998                 1997
            -------------------------------------------------- -------------------- --------------------
            Net income                                                 $33                  $36
            Unrealized loss on marketable securities                    (9)                 (53)
            Foreign currency translation adjustments                     1                    -
            -------------------------------------------------- -------------------- --------------------
            Comprehensive income (loss)                                $25                 $(17)
            -------------------------------------------------- -------------------- --------------------

The components of accumulated other comprehensive income, net of related tax, at March 31, 1998 and December 31, 1997 are as follows:

                                                                    March 31,          December 31,
            (In millions)                                             1998                 1997
            -------------------------------------------------- -------------------- --------------------
            Unrealized gain on marketable securities                   $89                  $98
            Foreign currency translation adjustments                    (1)                  (2)
            -------------------------------------------------- -------------------- --------------------
            Accumulated other comprehensive income                     $88                  $96
            -------------------------------------------------- -------------------- --------------------


--------------------------------------------------------------------------------
NOTE D.  NOTES PAYABLE
--------------------------------------------------------------------------------

The Company borrowed $70 million on its $250 million revolving line of credit in the first quarter of 1998. The proceeds of the borrowing are being utilized for general corporate purposes. This borrowing bears interest at a floating rate, currently 5.83%.

                               TIG HOLDINGS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

The following discussion provides management's assessment of financial results for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997 and material changes in financial position from December 31, 1997 to March 31, 1998 for TIG Holdings, Inc. ("TIG Holdings") and its subsidiaries (collectively "TIG" or the "Company") and presents management's expectations for the near term. The analysis focuses on the performance of TIG's three major operating divisions, Reinsurance, Commercial Specialty, and Custom Markets, and its investment portfolio, which are discussed at Items 2.2, 2.3, 2.4, and 2.6, respectively. Lines of business that have been de-emphasized ("Other Lines") are discussed at Item 2.5. This discussion updates the "Management's Discussion and Analysis" in the 1997 Annual Report to Shareholders and should be read in conjunction therewith. Key industry terms that appear in the Management's Discussion and Analysis and elsewhere in this document are defined at Item 2.11
- Glossary. Certain reclassifications of prior years' amounts have been made to conform with the 1998 presentation.

Statements contained in the Management's Discussion and Analysis, and elsewhere in this document that are not based on historical information are forward-looking statements and are based on management's projections, estimates and assumptions. Management would like to caution readers regarding its forward-looking statements (see Item 2.10 - Forward-Looking Statements).

                               TIG HOLDINGS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------
2.1   CONSOLIDATED RESULTS
--------------------------------------------------------------------------------

Overview. Results of operations for the three months ended March 31, 1998 and 1997 are presented below:

                                                                        Three Months Ended March 31,
                                                                    --------------------------------------
         (In millions)                                                    1998                1997
         ---------------------------------------------------------- ------------------ -------------------

         Gross premium written                                            $591                $469
         ---------------------------------------------------------- ------------------ -------------------
         Net premium written                                              $420                $388
         ---------------------------------------------------------- ------------------ -------------------
         Net premium earned                                               $359                $353
         Less:  Net loss and LAE incurred                                  246                 253
                Commission expense                                          70                  66
                Premium related expense                                      8                  11
                Other underwriting expense                                  33                  30
                Policyholder dividends incurred                              4                   2
         ---------------------------------------------------------- ------------------ -------------------
                Underwriting loss                                           (2)                 (9)

         Net investment income                                              66                  75
         Net investment and other gain                                       2                   1
         Corporate expenses                                                 13                   9
         Interest expense                                                    6                   4
         ---------------------------------------------------------- ------------------ -------------------
         Income before tax expense                                          47                  54
         Income tax expense                                                (14)                (18)
         ---------------------------------------------------------- ------------------ -------------------
                Net income                                                 $33                 $36
         ---------------------------------------------------------- ------------------ -------------------

Net income of $33 million for first quarter 1998 decreased 8% from 1997 as improved underwriting results were more than offset by lower investment income and increased corporate and interest expense. The $7 million improvement in underwriting results is principally due to ceding commissions recognized in Other Lines (see Item 2.5). The $9 million decline in net investment income is attributable to a lower average invested asset base due to the December 1997 sale of Independent Agents personal lines operations, a lower average yield and higher funds held interest in the first quarter of 1998 as compared to 1997 (see
Item 2.6). The $4 million increase in corporate expenses is attributable to planned corporate systems projects, including Year 2000 initiatives (see Item 2.9), and increased staffing, principally for the corporate actuarial unit which was formed in the second quarter of 1997. The $2 million increase in interest expense is attributable to an increase in average debt outstanding of $65 million for the first quarter of 1998 as compared to 1997 (see Item 2.8).

Premium. Overall market conditions remain extremely competitive in 1998, which has provided additional leverage to brokers and ceding companies in establishing terms, including commission rates. Oversupply of capital in the insurance industry has resulted in significant downward pricing pressure, making it increasingly difficult for TIG to write business which meets its profitability standards. TIG's marketing focus for all divisions is to develop program business which caters to a specific market niche. The following table summarizes net premium written ("NPW") by division:

                                                             Three Months Ended March 31,
                                             --------------------------------------------------------------
                                                          1998                           1997
                                             ------------------------------- ------------------------------
          (In millions)                           NPW              %              NPW             %
         ----------------------------------- --------------- --------------- -------------- ---------------
          Reinsurance                             $119              28%          $145             37%
          Commercial Specialty                     245              58%           139             36%
          Custom Markets                            61              15%            31              8%
          Other Lines                               (5)             (1%)           73             19%
         ----------------------------------- --------------- --------------- -------------- ---------------
              Net premium written                 $420             100%          $388             100%
         ----------------------------------- --------------- --------------- -------------- ---------------

                               TIG HOLDINGS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

First quarter 1998 premium increased $32 million, or 8% over first quarter 1997; however, the Company's on-going operating divisions had premium growth of $110 million, or 35%. Growth in Commercial Specialty resulted primarily from increased production in Managed Compensation, increased participation in Lloyd's Syndicate capacity in 1998 and increased production in Primary Casualty (see
Item 2.3). Growth in Custom Markets premium was driven by the Alternative Distribution unit and from the Non-standard Auto unit (see Item 2.4). The premium growth in ongoing operating divisions was partially offset by a $78 million decline in Other Lines premium primarily due to the sale and 100% reinsurance of the Independent Agents personal lines operations in December 1997 (see Item 2.5), as well as a decline in Reinsurance production due to the non-renewal of several significant treaties (see Item 2.2).

Statutory Combined Ratio. The following table presents the components of the Company's statutory combined ratio:

                                                                   Three Months Ended March 31,
                                                                  1998                      1997
        ----------------------------------------------- ------------------------- -------------------------
        Statutory ratios:
        Loss and LAE                                               68.8                      71.5
        ----------------------------------------------- ------------------------- -------------------------
        Commission expense                                         20.1                      19.0
        Premium related expense                                     2.4                       2.9
        Other underwriting expense                                  8.3                       8.1
        ----------------------------------------------- ------------------------- -------------------------
             Total underwriting expense                            30.8                      30.0
        Policyholder dividends ratio                                1.1                       1.2
        ----------------------------------------------- ------------------------- -------------------------
                 Combined ratio                                   100.7                     102.7
        ----------------------------------------------- ------------------------- -------------------------

The combined ratio for first quarter 1998 improved by two percentage points over the first quarter 1997, principally due to an improved loss and LAE ratio. The loss and LAE ratio decline is attributable to the recognition of a favorable arbitration award in the Reinsurance division (see Item 2.2), the amortization of deferred gain related to loss portfolio reinsurance (see Item 2.5) and increased utilization of aggregate stop loss covers by Reinsurance and Other Lines. The first quarter 1998 commission ratio was favorably impacted by 2.3 percentage points for statutory ceding commissions recognized as a result of the 100% reinsurance of Independent Agents personal lines operations beginning January 1998 (see Item 2.5). The consolidated commission ratio increased despite this favorable impact as a result of an increased statutory commission ratio in Reinsurance (see Item 2.2) and in Commercial Specialty (see Item 2.3).

                               TIG HOLDINGS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------
2.2  REINSURANCE
--------------------------------------------------------------------------------

TIG's reinsurance operations are conducted through TIG Reinsurance Company ("TIG Re") which is based in Stamford, Connecticut. TIG Re operates through a number of business units which employ similar underwriting principles but serve differing market needs: Specialty Casualty, Traditional Treaty, London Branch, a Lloyd's Syndicate, Reverse Flow, Specialty Property, Finite Reinsurance and Facultative. Specialty Casualty emphasizes general liability and professional liability lines. TIG Re is often a lead underwriter in these transactions which are usually structured on an excess-of-loss basis. Traditional Treaty reinsures "standard" property/casualty business. The London Branch focuses on worldwide property exposures, with casualty underwriting having been introduced in late 1996, while a fully integrated Lloyd's vehicle (underwriting syndicate) was introduced in December 1996. Reverse Flow is an alternative distribution mechanism whereby general agents or intermediaries submit program business to TIG Re. TIG Re then works with the reinsurance intermediary to provide a primary insurer to issue the primary policy and then cede a significant portion of the risk to TIG Re. Beginning in the second quarter of 1998, management and reporting of reverse flow business is being transitioned to the Company's Irving, Texas location, principally under the control of its Commercial Specialty operations. Specialty Property covers both domestic and international exposures. Finite Reinsurance provides clients with integrated underwriting approaches to control the volatility of financial results over time. TIG Re maintains nine branch offices dedicated to the marketing and underwriting of direct facultative insurance on an automatic and individual risk basis.

Premium. The following table summarizes TIG Re's premium production:

                                                               Three Months Ended March 31,
                                                  --------------------------------------------------------
                                                             1998                        1997
                                                  --------------------------- ----------------------------
      (In millions)                                   NPW            %            NPW             %
      ------------------------------------------- ------------- ------------- ------------- --------------
      Specialty Casualty                               $57           48%          $ 55            38%
      London Branch & Syndicate 1218                    25           21%            21            14%
      Reverse Flow                                      15           12%            19            13%
      Traditional Treaty                                14           12%            24            17%
      Finite                                             4            3%            17            12%
      Specialty Property                                 7            6%            12             8%
      Facultative                                        7            6%             5             3%
      Other                                            (10)          (8%)           (8)           (5%)
      ------------------------------------------- ------------- ------------- ------------- --------------
           Net premium written                        $119          100%          $145           100%
      ------------------------------------------- ------------- ------------- ------------- --------------
           Gross premium written                      $140                        $156
      ------------------------------------------- ------------- ------------- ------------- --------------

Net premium written declined by $26 million or 18% in the first quarter of 1998 as compared to 1997. Approximately $10 million of the decrease was related to lower program retentions in the Specialty Casualty and Reverse Flow units and increased aggregate stop loss cessions. The remaining decrease in net premium written was attributable to declines in Finite and Traditional Treaty production. The majority of the decrease in Finite production is attributable to one client company which adopted a voluntary resolution of liquidation in the first quarter of 1998. Limited production was recorded for this client in the first quarter of 1998 as compared to approximately $11 million in the first quarter of 1997. Traditional Treaty net premium written declined in first quarter 1998 as compared to 1997 primarily due to first quarter 1997 being unusually high as a result of the recording of the initial six months of premium on one program, resulting in first quarter 1997 writings being $6 million greater than first quarter 1998.

                               TIG HOLDINGS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

Several senior underwriters left TIG Re to join a competitor in the first quarter of 1998. In addition, the Chief Operating Officer of TIG Re resigned in early May 1998 for personal reasons.

Underwriting Results. The following table summarizes TIG Re's underwriting results:

                                                                     Three Months Ended March 31,
                                                             ---------------------------------------------
       (In millions)                                                 1998                   1997
       ----------------------------------------------------- ---------------------- ----------------------
       Net premium earned                                             $134                   $129
       Less:
              Net loss and LAE incurred                                 89                     95
              Commission expense                                        37                     29
              Other underwriting expense                                13                     10
       ----------------------------------------------------- ---------------------- ----------------------
                    Underwriting loss                                  $(5)                   $(5)
       ----------------------------------------------------- ---------------------- ----------------------

       Statutory ratios:
       ----------------------------------------------------- ---------------------- ----------------------
       Loss and LAE                                                    66.6                   73.8
       Commission                                                      29.2                   22.8
       Premium related                                                  0.6                    0.1
       Other underwriting                                              10.7                    6.5
       ----------------------------------------------------- ---------------------- ----------------------
                    Combined ratio                                    107.1                  103.2
       ----------------------------------------------------- ---------------------- ----------------------

TIG Re's underwriting loss for the first quarter of 1998 approximated 1997 as Canadian ice storm property losses and overall lower program profitability expectations were offset by the receipt of a favorable arbitration award and increased aggregate stop loss reinsurance utilization which reduced the statutory loss and LAE ratio by approximately 6.7 percentage points. The statutory commission ratio increased by 6.4 percentage points in first quarter 1998 as compared to 1997 due principally to a changing mix of business with higher commissions and competitive market conditions. The statutory other underwriting expense ratio increased as a result of an approximate 27% increase in average staffing levels due primarily to new initiatives and lower net premium volume in the first quarter of 1998 as compared to first quarter 1997.

                               TIG HOLDINGS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------
2.3  COMMERCIAL SPECIALTY
--------------------------------------------------------------------------------

Commercial Specialty, based in Irving, Texas, provides specialized insurance products through five main business units: Managed Compensation, Sports and Leisure, Lloyd's Syndicates, Primary Casualty and Excess Casualty. Managed Compensation provides workers' compensation insurance coverages and occupational care management. Workers Compensation insurance covers medical care, rehabilitation, and lost wages of employees who suffer work-related injuries, and provides death benefits for dependents of employees killed in work related accidents. The Sports and Leisure unit offers coverages for professional and amateur sports events. Coverages include spectator liability and participant legal liability, including property and liability packages for a variety of entertainment and leisure activities. Commercial Specialty participates in three Lloyd's syndicates which principally write marine, U.K. property and aviation business. The Primary Casualty unit focuses on commercial auto, professional liability, construction and marine programs. The Excess Casualty unit offers lead umbrella and excess umbrella policies.

Premium.   The  following  table  summarizes   Commercial   Specialty's  premium
production:

                                                                Three Months Ended March 31,
                                               ----------------------------------------------------------------
                                                           1998                            1997
                                               ----------------------------- ----------------------------------
       (In millions)                                NPW             %             NPW               %
       --------------------------------------- -------------- -------------- -------------- -------------------
       Managed Compensation                        $117             48%           $55                40%
       Lloyd's Syndicates                            54             22%            20                14%
       Sports and Leisure                            44             18%            40                29%
       Primary Casualty                              21              8%            17                12%
       Excess Casualty and other                      9              4%             7                 5%
       --------------------------------------- -------------- -------------- -------------- -------------------
               Net premium written                 $245            100%          $139               100%
       --------------------------------------- -------------- -------------- -------------- -------------------
               Gross premium written               $315                          $178
       --------------------------------------- -------------- -------------- -------------- -------------------

Net premium written increased by 76% for the first quarter of 1998 as compared to the corresponding 1997 period. This increase is principally derived from increased production in the Managed Compensation business unit and from Lloyd's Syndicates. The increase in Managed Compensation was primarily derived from TIG entering into a strategic relationship in the third quarter of 1997 with a general agent that writes program business and also provides loss management services. This relationship contributed $47 million of premium in first quarter 1998. Also contributing to the increase in Managed Compensation premium is a better competitive environment in Illinois and growth in Arizona. The increased production in Lloyd's Syndicates is due to increased participation in the capacity of the syndicates from approximately 18% in 1997 to 41% in 1998. As a significant portion of syndicate business is written in the first quarter, syndicate premium is not expected to have as significant an impact on production for the remainder of 1998.

                               TIG HOLDINGS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

Underwriting   Results.   Underwriting  results  for  Commercial  Specialty  are
presented below:

                                                                      Three Months Ended March 31,
                                                            -------------------------------------------------
        (In millions)                                               1998                     1997
        --------------------------------------------------- --------------------- ---------------------------
        Net premium earned                                         $171                      $109
        Less:   Net loss and LAE incurred                           121                        77
               Commission expense                                    30                        18
               Premium related expense                                6                         5
               Other underwriting expense                            15                        10
               Policyholder dividends incurred                        4                         2
        --------------------------------------------------- --------------------- ---------------------------
                 Underwriting loss                                  $(5)                      $(3)
        --------------------------------------------------- --------------------- ---------------------------

        Statutory ratios:
        --------------------------------------------------- --------------------- ---------------------------
        Loss and LAE                                                70.4                     70.5
        Commission                                                  18.3                     17.1
        Premium related                                              3.2                      3.7
        Other underwriting                                           6.9                      7.9
        Policyholder dividends                                       1.9                      3.4
        --------------------------------------------------- --------------------- ---------------------------
                 Combined ratio                                    100.7                    102.6
        --------------------------------------------------- --------------------- ---------------------------

Commercial Specialty's underwriting loss increased $2 million in first quarter 1998 compared to first quarter 1997. The deterioration in the underwriting loss is due to involuntary costs for the Managed Compensation unit being $2 million higher in first quarter 1998 than 1997. The improvement in the combined ratio is due to increased premium volume without a commensurate increase in other underwriting expenses and the timing of policyholder dividend payments. These improvements were offset in part by an increased commission ratio primarily due to a favorable contingent commission adjustment in first quarter 1997.

                               TIG HOLDINGS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------
2.4  CUSTOM MARKETS
--------------------------------------------------------------------------------

The Custom Markets division provides personal lines and small business insurance products through three main business units: Non-standard Auto, Alternative Distribution and Small Business. Non-standard Auto provides auto physical damage and liability coverages to higher risk insureds principally through general agents. Alternative Distribution markets personal lines insurance through non-traditional channels, such as direct marketing, and group and affiliation marketing. Small Business provides commercial property, liability, and auto coverages to small business owners through independent agents, primarily in Hawaii, Arizona and California.

Premium.  The following table summarizes Custom Markets premium production:

                                                                Three Months Ended March 31,
                                              ------------------------------------------------------------------
                                                            1998                              1997
                                              --------------------------------- --------------------------------
      (In millions)                                NPW                %               NPW              %
      --------------------------------------- ---------------- ---------------- ---------------- ---------------
      Non-Standard Auto                             $25               41%             $12              39%
      Alternative Distribution                       18               30%               1               3%
      Small Business                                 18               29%              18              58%
      --------------------------------------- ---------------- ---------------- ---------------- ---------------
               Net premium written                  $61              100%             $31             100%
      --------------------------------------- ---------------- ---------------- ---------------- ---------------
               Gross premium written                $65                               $32
      --------------------------------------- ---------------- ---------------- ---------------- ---------------

Custom Markets net premium written increased by $30 million or 97% in the first quarter of 1998 as compared to first quarter 1997. Alternative Distribution production increased by $17 million as this unit was formed in late 1996 and had nominal production in the first quarter of 1997. Non-standard auto production increased by $13 million due principally to new general agent relationships in California and Texas.

Underwriting Results. Underwriting results for Custom Markets are presented below:

                                                                        Three Months Ended March 31,
                                                                  -----------------------------------------
          (In millions)                                                  1998                 1997
          ------------------------------------------------------- -------------------- --------------------
          Net premium earned                                             $58                   $31
          Less:  Net loss and LAE incurred                                45                    20
                 Commission expense                                       12                     6
                 Premium related expense                                   1                     2
                 Other underwriting expense                                5                     4
          ------------------------------------------------------- -------------------- --------------------
                     Underwriting loss                                   $(5)                  $(1)
          ------------------------------------------------------- -------------------- --------------------

          Statutory ratios:
          ------------------------------------------------------- -------------------- --------------------
          Loss and LAE                                                  77.6                  64.7
          Commission                                                    19.6                  18.8
          Premium related                                                1.8                   6.4
          Other underwriting                                             8.3                  13.8
          ------------------------------------------------------- -------------------- --------------------
                     Combined ratio                                    107.3                 103.7
          ------------------------------------------------------- -------------------- --------------------

Custom Markets underwriting loss increased by $4 million in first quarter 1998 compared to first quarter 1997, principally as a result of program start-up costs in the Alternative Distribution unit, which began operations in late 1996. The underwriting loss was $5 million in the Alternative Distribution unit in first quarter 1998 compared to a first quarter 1997 underwriting loss of $1 million.

                               TIG HOLDINGS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------
2.5  OTHER LINES
--------------------------------------------------------------------------------

Other Lines principally includes the results of Independent Agents personal lines operations which were sold and 100% reinsured effective December 31, 1997, commercial products which have been placed in run-off, and aggregate stop loss reinsurance activity not related to a specific division. Independent Agents gross and net premium written was $66 million and zero for the first quarter of 1998, respectively, as compared to $76 million and $73 million, respectively, for the first quarter of 1997.

                                                                         Three Months Ended March 31,
                                                                 ---------------------------------------------
       (In millions)                                                     1998                    1997
       --------------------------------------------------------- ---------------------- ----------------------
       Gross premium written                                              $71                    $103
       --------------------------------------------------------- ---------------------- ----------------------
       Net premium written                                                $(5)                    $73
       --------------------------------------------------------- ---------------------- ----------------------
       Net premium earned                                                 $(4)                    $84
       Less:  Net loss and LAE incurred                                    (9)                     61
              Commission expense                                           (9)                     13
              Premium related expense                                       1                       4
              Other underwriting expense                                    -                       6
       --------------------------------------------------------- ---------------------- ----------------------
                     Underwriting gain                                    $13                     $ -
       --------------------------------------------------------- ---------------------- ----------------------

The underwriting gain of $13 million in first quarter 1998 is principally due to the recognition of $9.1 million of ceding commissions related to the sale of the Independent Agents unit in December 1997 (see Note A to the Condensed Consolidated Financial Statements). Other Lines first quarter 1998 results also include $5.9 million of benefit recorded under aggregate stop loss reinsurance coverages compared to $2.5 million in first quarter 1997. In addition, net loss and LAE incurred for first quarter 1998 was reduced by amortization of deferred gain of $2.4 million related to a loss portfolio reinsurance agreement (see Note A to the Condensed Consolidated Financial Statements). Retroactive premium and other miscellaneous adjustments partially offset the benefit of the aforementioned transactions in the first quarter of 1998.

                               TIG HOLDINGS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------
2.6  INVESTMENTS
--------------------------------------------------------------------------------

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

                                                           March 31, 1998                December 31, 1997
                                                   -------------------------------- -----------------------------
                                                       Market        % of Market       Market       % of Market
     (In millions)                                      Value         Portfolio         Value        Portfolio
     --------------------------------------------- ---------------- --------------- -------------- --------------
     Corporate and other bonds                          $1,319            31.1%       $1,282            30.6%
     U.S. government bonds                                 997            23.5%        1,014            24.2%
     Mortgage-backed securities                          1,069            25.2%          941            22.4%
     Municipal bonds                                       629            14.9%          637            15.2%
     --------------------------------------------- ---------------- --------------- -------------- --------------
     Total fixed maturity investments                    4,014            94.7%        3,874            92.4%
     Short-term and other investments                      223             5.3%          318             7.6%
     --------------------------------------------- ---------------- --------------- -------------- --------------
     Total invested assets                              $4,237           100.0%       $4,192           100.0%
     --------------------------------------------- ---------------- --------------- -------------- --------------

The portfolio gross book yield at March 31, 1998 was 7.1%, as compared to 7.4% at December 31, 1997.

Approximately one-fourth of TIG's portfolio consists of mortgage-backed securities ("MBS"). AAA rated United States federal government agency mortgages now represent approximately 80% of TIG's exposure to MBS. A risk inherent in MBS is prepayment risk related to interest rate volatility. The underlying mortgages may be repaid earlier or later than originally anticipated, depending on the repayment and refinancing activity of the underlying homeowners. Should this occur, TIG would receive paydowns on the principal amount which may have been purchased at a premium or discount and TIG's investment income would be affected by any adjustments to amortization resulting from the prepayments. TIG's consolidated financial results have not been materially impacted by prepayments of MBS. Additionally, interest rate volatility can affect the market value of MBS. All MBS held in the portfolio can be traded in the public market.

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

No futures contracts positions were open at March 31, 1998, or December 31, 1997. There were no interest rate swaps at March 31, 1998 compared to $14 million notional face amount of interest rate swaps at December 31, 1997. Total fair value of derivative positions were approximately $79 million, representing 1.9% of the total investment asset holdings at March 31, 1998 as compared to $78 million at December 31, 1997. All TIG derivative financial instruments were with financial institutions rated "A" or better by one or more of the major credit rating agencies.

Investment Life and Duration. TIG's objective is to maintain the weighted average life of its investment portfolio between 8 and 11 years and the weighted average duration between 4 and 7 years. At March 31, 1998, the weighted average life of TIG's investment portfolio was 10.9 years compared to 10.7 years at December 31, 1997. At March 31, 1998, the weighted average duration of TIG's investment portfolio was 5.9 years compared to 5.4 years at December 31, 1997.

                               TIG HOLDINGS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

Investments in TBA's. TIG routinely enters into commitments to purchase securities on a "To Be Announced" ("TBA") basis for which the interest rate risk remains with TIG until the date of delivery and payment. Delivery and payment of securities purchased on a TBA basis can take place a month or more after the date of the transaction. These securities are subject to market fluctuations during this period and it is the Company's policy to recognize any gains and losses only when they are realized. TIG maintains cash and short-term investments with a fair value exceeding the amount of its TBA purchase commitments. At March 31, 1998, there were no outstanding TBA commitments, compared to TBA commitments of $24 million with a fair value of $26 million at December 31, 1997.

Unrealized gains. Net pre-tax unrealized gains decreased by $14 million during the first three months of 1998 due to an overall decline in market values. As of March 31, 1998, the aggregate net unrealized gain on TIG's investment portfolio was $137 million. The following is a summary of net unrealized gains (losses) by type of security:

      (In millions)                                   March 31, 1998     December 31, 1997         Change
      -------------------------------------------- --------------------- ---------------------- -------------
      Municipal bonds                                       $40                   $41              $(1)
      Mortgage-backed securities                              5                     8               (3)
      US government bonds                                    69                    73               (4)
      Corporate bonds and other                              23                    29               (6)
      -------------------------------------------- --------------------- ---------------------- -------------
             Net unrealized gains                          $137                  $151             $(14)
      -------------------------------------------- --------------------- ---------------------- -------------

Investment Income. The following table displays the components of TIG's investment income and mean after-tax investment yields. The yields include interest earned and exclude realized investment gains and losses. These yields are computed using the average of the end of the month asset balances during the period.

                                                                    Three Months Ended March 31,
                                                        -----------------------------------------------------
      (In millions)                                               1998                       1997
      ------------------------------------------------- -------------------------- --------------------------
      Fixed maturity investments:
             Taxable                                                $62                        $69
             Tax-exempt                                               9                          7
      Short-term and other investments                                -                          2
      ------------------------------------------------- -------------------------- --------------------------
      Total gross investment income                                  71                         78
      Interest expense on funds held                                 (5)                        (3)
      ------------------------------------------------- -------------------------- --------------------------
      Total net investment income                                   $66                        $75
      ------------------------------------------------- -------------------------- --------------------------
      After-tax gross investment yield                               4.9%                       5.0%
      ------------------------------------------------- -------------------------- --------------------------

The $7 million decline in gross investment income is due to a lower average invested asset base and a lower average yield for first quarter 1998 as compared to first quarter 1997. The decline in average investable assets is principally due to the transfer of $149 million of investment assets related to the sale of the Independent Agents personal lines operations on December 31, 1997. The decline in investment yield is due to a general decline in market yields. The increase in interest expense on funds held is the result of increased utilization of aggregate stop loss reinsurance in 1997 and 1998. As a result of this increased utilization, funds held interest expense is expected to continue to increase in future periods.

                               TIG HOLDINGS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

Investment Quality. The table below shows the rating distribution of TIG's fixed maturity portfolio:

                                                            March 31, 1998           December 31, 1997
                                                    ----------------------------- -------------------------
                                                       Market          % of         Market        % of
          Standard & Poor's/Moody's                    Value        Portfolio        Value      Portfolio
          ----------------------------------------- ------------- --------------- ------------ ------------
          (In millions)
          AAA/Aaa                                     $2,627              65%       $2,541          65%
          AA/Aa                                          283               7%          261           7%
          A/A                                            195               5%          209           5%
          BBB/Baa                                        207               5%          220           6%
          Below BBB/Baa                                  702              18%          643          17%
          ----------------------------------------- ------------- --------------- ------------ ------------
          Total fixed maturity investments            $4,014           100.0%       $3,874       100.0%
          ----------------------------------------- ------------- --------------- ------------ ------------

TIG minimizes the credit risk of its fixed maturity portfolio by investing primarily in investment grade securities; however, management has authorized the purchase of high yield less than investment grade securities up to statutory limitations. The Company's high yield portfolio is comprised of bonds whose issuers are subjected to rigorous credit analysis, including tests of prospective profitability, liquidity, leverage, and interest coverage. This analysis is updated regularly as financial results are released, and bonds are constantly evaluated for their value.

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

The SVO assigns bond ratings for most publicly held bonds. The SVO ratings are used by insurers when preparing their annual statutory financial statements. State departments of insurance use the bond rating data when attempting to determine whether an insurer's holdings are sound. Investments must fit within certain regulatory guidelines of an insurer's domicilary state in order for an insurer to be licensed to do business in that state. The SVO ratings range from "1" to "6", with "1" and "2" being the higher quality, "3" being medium grade, and "4" through "6" being lower grade obligations. As of March 31, 1998 and December 31, 1997, approximately 72% and 84%, respectively, of TIG's portfolio, measured on a statutory carrying value basis, was invested in securities rated as "1" or "2".

                               TIG HOLDINGS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------
2.7 RESERVES
--------------------------------------------------------------------------------

TIG maintains reserves to cover its estimated liability for losses and loss adjustment expenses ("LAE") with respect to reported and unreported claims. TIG's reserves for losses and LAE totaled $3,909 million and $3,935 million at March 31, 1998 and December 31, 1997, respectively. The process of estimating loss and LAE reserves involves the active participation of an experienced actuarial staff with input from the underwriting, claims, reinsurance, financial, and legal departments. Management, using the advice of loss reserve specialists, makes a judgment as to the appropriate amount to record in the financial statements. Because reserves are estimates of ultimate losses and LAE, management monitors reserve adequacy over time, evaluating new information as it becomes known and adjusting reserves as necessary. Such adjustments are reflected in current operations.

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

TIG's reserves include an estimate of TIG's ultimate liability for asbestos-related matters, environmental pollution, toxic tort, and other non-sudden and accidental claims for which ultimate values cannot be estimated using traditional reserving techniques. TIG's "environmental" loss and LAE reserves totaled $30 million and $34 million at March 31, 1998 and December 31, 1997, respectively. TIG's environmental claims activity is predominately from hazardous waste and pollution-related claims arising from commercial insurance policies. In connection with TIG's IPO in April 1993, an affiliate of TIG's former parent, Transamerica Corporation, agreed to pay 75% of up to $119 million of reserve development and newly reported claims, up to a maximum reimbursement of $89 million, on policies written prior to January 1, 1993, with respect to certain environmental claims involving paid losses and certain LAE in excess of TIG's environmental loss and LAE reserves at December 31, 1992. At March 31, 1998, the Transamerica affiliate had incurred no liability under this agreement.

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

Cash Flow From Operating Activities. The following table summarizes the significant components of cash flow from operations:.

                                                                    Three Months Ended March 31,
           (In millions)                                             1998                  1997
           -------------------------------------------------- -------------------- ---------------------
           Reinsurance operations                                     $88                   $29
           Primary operations and corporate                            32                    11
           -------------------------------------------------- -------------------- ---------------------
           On-going operations                                        120                    40
           Run-off (Other Lines operations)                           (33)                  (36)
           -------------------------------------------------- -------------------- ---------------------
                    Total                                             $87                    $4
           -------------------------------------------------- -------------------- ---------------------

The increase in on-going operations cash flow for first quarter 1998 compared to first quarter 1997 is primarily attributable to a $75 million receipt of funds in the Reinsurance operation as a one time deposit in connection with an agreement to assume certain run-off liabilities which was partially offset by $20 million of delayed claims payments in certain run-off accounts. Increased cash flow is also being generated in the primary operations due to increased premium production. Partially offsetting these favorable trends are increased corporate selling and administrative expenses and debt interest paid.

Restrictions on Dividends from Insurance Subsidiaries. The maximum amount of shareholders dividends which the insurance subsidiaries can pay to TIG Holdings is limited to the greater of (i) 10% of statutory surplus as of the end of the preceding year or (ii) the statutory net income for the preceding year except that such amount may not exceed earned surplus. Accordingly, the maximum dividend payout to TIG Holdings from its subsidiaries that can be made without regulatory approval during 1998 is $180 million. TIG Holdings received $55 million in dividends from its insurance subsidiaries in the first three months of 1998, as compared to $25 million for the first three months of 1997.
Aggregate investments and cash at TIG Holdings were $68 million at March 31, 1998, compared to $39 million at December 31, 1997.

                               TIG HOLDINGS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

Notes Payable. In December 1995, TIG Holdings established an unsecured revolving line of credit with maximum borrowings of $250 million. During first quarter 1998, TIG borrowed $70 million against this facility. In 1995, TIG Insurance Company entered into a five-year $50 million credit facility of which approximately $23 million was outstanding as of March 31, 1998 and December 31, 1997. The facility is a direct financing arrangement with a third-party related to the sale leaseback of certain fixed assets. In addition, TIG Holdings had $99 million of 8.125% notes payable maturing in 2005 outstanding at March 31, 1998 and December 31, 1997.

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

Shareholders' Equity. Shareholders' equity increased by $22 million during the first three months of 1998, primarily due to $33 million in net income and $9 million in common stock issues partially offset by $4 million of common stock repurchases, $9 million of common and preferred stock dividends and a $9 million decrease in unrealized gain on fixed maturities. Book value per share increased to $23.07 at March 31, 1998 from $22.82 at December 31, 1997. Excluding the impact of unrealized investment gains, the book value per share would have been $21.33 at March 31, 1998 and $20.90 at December 31, 1997.

As of March 31, 1998, the Board of Directors has authorized common stock repurchases of up to 18.75 million shares of TIG Holdings common stock. Under the repurchase plan, repurchases may be made from time to time on the open market at prevailing market prices or in privately negotiated transactions. Through March 31, 1998, 15.7 million shares have been repurchased (23% of total issued and outstanding including treasury shares at March 31, 1998) at an average cost per share of $28.47, for an aggregate cost of $447 million.

In January 1998 and 1997, TIG Holdings declared quarterly common stock dividends of $.15 per share.

--------------------------------------------------------------------------------
2.9  YEAR 2000
--------------------------------------------------------------------------------

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

Although TIG has not determined the aggregate costs to be incurred in making the necessary modifications to its systems for Year 2000 compatibility, TIG does not expect amounts expensed for Year 2000 projects to be material to its results of operations. To date, TIG has expended approximately $2.2 million in making necessary modifications of its systems to make them Year 2000 compatible. TIG expects the necessary modifications of its systems to be completed by the end of 1998.

In addition, TIG has identified key suppliers, producers, customers and facilities (e.g., telephone and electric systems) with potential Year 2000 issues. Currently, TIG does not have substantive information concerning the compliance status of such entities. Further, at this time, TIG does not have enough information to determine the ultimate impact on TIG in the event that one or more of such entities are unable to make their systems Year 2000 compliant.

                               TIG HOLDINGS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------
2.10  FORWARD-LOOKING STATEMENTS
--------------------------------------------------------------------------------

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

                               TIG HOLDINGS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------
2.11  GLOSSARY
--------------------------------------------------------------------------------

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

Loss and LAE Incurred: The total losses sustained by an insurance company under a policy or policies, whether paid or unpaid. Incurred losses include a provision for claims that have occurred but have not yet been reported to the insurer.

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

Net premium written: Direct premium written plus premium on assumed reinsurance less premium on ceded reinsurance for a given period.

Policyholder dividend ratio: The ratio of dividends paid to policyholders to earned premium determined in accordance with statutory accounting practices.

Primary Insurance: The insurance coverage provided under the primary policy issued by the primary insurer to the primary insured (sometimes called "underlying insurance").

Program business: Tailored products developed for a particular industry segment (i.e., sporting events, railroads) or distribution system (i.e., trade associations, affinity groups). Programs are often developed and controlled by general agents.

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

On January 11, 1994, a Los Angeles County Superior Court jury returned a verdict of $28 million for punitive damages against TIG Insurance Company ("TIC") in Talbot Partners v. Cates Construction, Inc. and TIC (the "Talbot Case"). The award arose out of TIC's handling of a surety bond claim on a construction project. On March 28, 1997, the California Court of Appeals reduced the trial court's punitive damage award to $15 million. On July 23, 1997, the California Supreme Court granted TIC's petition to review the Court of Appeals' decision. Management believes that the ultimate liability arising from the Talbot Case will not materially impact consolidated operating results.

TIG's Federal income tax returns are routinely audited by the Internal Revenue Service (IRS) and provisions are made in the financial statements in anticipation of the results of these audits. Following a routine federal income tax audit by the IRS, in September 1997, the IRS issued a Statutory Notice of Deficiency for the tax year 1993 and a Revenue Agents Report for 1994 asserting a tax liability of approximately $170 million excluding interest. The IRS's asserted tax adjustments principally relate to the acquisition made by TIG under the Section 338(h)(10) election of April 27, 1993 in conjunction with TIG's Initial Public Offering and primarily generate temporary differences by creating income in 1993 with corresponding deductions in 1993 and future tax years. TIG strongly disagrees with the IRS's position and, on December 11, 1997, TIG filed a Tax Court Petition challenging it. In connection with the Statutory Notice of Deficiency issued by the IRS for the 1993 tax year, TIG made a $40 million advance tax payment in December 1997, that has been reflected as a current tax asset. While the timing of cash tax payments may be impacted, management believes that revisions to TIG's recorded tax liability, if any, arising from the IRS's audit will not materially impact consolidated net income or the financial condition of the Company.

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

     Exhibit 4.4: Certificate of Trust of TIG Capital Trust I, dated January 24, 1997 between TIG Holdings and The Chase Manhattan Bank, Chase Manhattan Bank Delaware, as Trustees (incorporated by reference to Exhibit 4.4 to TIG Holdings' Quarterly Report on Form 10-Q for the quarter ended March 31,
     1997).

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

     Exhibit 4.7: Amended and Restated Trust Agreement, dated January 30, 1997, between TIG Holdings, the Administrators named therein and The Chase Manhattan Bank, Chase Manhattan Bank Delaware, as Trustees (incorporated by reference to Exhibit 4.7 to TIG Holdings' Quarterly Report on Form 10-Q for the quarter ended March 31, 1997).

     Exhibit 4.8: Form of Capital Securities Certificate of TIG Capital Trust I, (included as Exhibit E to Exhibit 4.7).


(b) The Company did not file any reports on Form 8-K during the three months ended March 31, 1998.

                               TIG HOLDINGS, INC.
                                   SIGNATURES

--------------------------------------------------------------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Dated:  May 14, 1998                             TIG HOLDINGS, INC.



                                          By:    /s/CYNTHIA B. KOENIG
                                                 -------------------------
                                          Name:  Cynthia B. Koenig
                                          Title: Controller
                                                 (Principal Accounting Officer)


                                          By:    /s/EDWIN G. PICKETT
                                                 -------------------------
                                          Name:  Edwin G. Pickett
                                          Title: Executive Vice President and
                                                 Chief Financial Officer
                                                 (Principal Financial Officer)