Form 10-Q
period 1998-06-30
TIG HOLDINGS INC
filed 1998-08-14
CIK 897430

--------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                 ---------------

                                    FORM 10-Q


              (X) Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the Quarterly Period Ended June 30, 1998

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

                                 Yes X No _____

         Number  of  shares  of  Common  Stock,   $0.01  par  value  per  share,
outstanding as of close of business on June 30, 1998: 50,955,718 excluding 16,258,097 treasury shares.

--------------------------------------------------------------------------------

                               TIG HOLDINGS, INC.
                               INDEX TO FORM 10-Q


PART I.  FINANCIAL INFORMATION                                             Page

Item 1.   Financial Statements

          Condensed consolidated balance sheets as of
          June 30, 1998 (unaudited) and December 31, 1997 ....................3

          Condensed consolidated statements of income
          for the three and six months ended June 30, 1998
          (unaudited) and June 30, 1997 (unaudited)..  .......................4

          Condensed consolidated statement of changes
          in shareholders' equity for the six months
          ended June 30, 1998 (unaudited).....................................5

          Condensed consolidated statements of cash
          flow for the six months ended June 30, 1998
          (unaudited) and June 30, 1997 (unaudited)...........................6

          Notes to condensed consolidated financial
          statements (unaudited)..............................................7

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations......................11

     2.1  Consolidated Results...............................................12
     2.2  Reinsurance........................................................14
     2.3  Commercial Specialty...............................................16
     2.4  Custom Markets.....................................................18
     2.5  Other Lines........................................................20
     2.6  Investments........................................................21
     2.7  Reserves...........................................................24
     2.8  Liquidity and Capital Resources....................................25
     2.9  Year 2000..........................................................27
     2.10 Forward-Looking Statements.........................................28
     2.11 Glossary...........................................................29

PART II.    OTHER INFORMATION

Item 1.   Legal Proceedings..................................................31

Item 4.   Submission of Matters to a Vote of Security Holders................32

Item 6.   Exhibits and Reports on Form 8-K...................................33

SIGNATURE ...................................................................34

                               TIG HOLDINGS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                 June 30,         December 31,
(In millions, except share data)                                                   1998               1997
---------------------------------------------------------------------------- ------------------ ------------------
Assets                                                                          (unaudited)
     Investments:
         Fixed maturities at market                                                $4,006             $3,874
             (cost:  $3,859 in 1998 and $3,725  in 1997)
         Short-term and other investments (cost: $187 in 1998
               and $316 in 1997)                                                      190                318
---------------------------------------------------------------------------- ------------------ ------------------
             Total investments                                                      4,196              4,192
     Cash                                                                              33                 18
     Accrued investment income                                                         55                 56
     Premium receivable (net of allowance of: $5 in 1998
                    and 1997)                                                         536                453
     Reinsurance recoverable on paid losses (net of allowance of: $5 in
                   1998 and $6 in 1997)                                               115                125
     Reinsurance recoverable on unpaid losses                                       1,733              1,404
     Deferred policy acquisition costs                                                172                155
     Prepaid reinsurance premium                                                      159                177
     Income taxes                                                                      97                140
     Other assets                                                                     174                147
---------------------------------------------------------------------------- ------------------ ------------------
             Total assets                                                          $7,270             $6,867
---------------------------------------------------------------------------- ------------------ ------------------

Liabilities
     Reserves for:
         Losses                                                                    $3,500             $3,459
         Loss adjustment expenses                                                     477                476
         Unearned premium                                                             761                738
---------------------------------------------------------------------------- ------------------ ------------------
             Total reserves                                                         4,738              4,673
     Reinsurance premium payable                                                      129                 61
     Funds withheld under reinsurance agreements                                      527                319
     Notes payable                                                                    178                122
     Other liabilities                                                                345                379
---------------------------------------------------------------------------- ------------------ ------------------
             Total liabilities                                                      5,917              5,554
---------------------------------------------------------------------------- ------------------ ------------------
Mandatory redeemable 8.597% capital securities of subsidiary trust                    125                125
---------------------------------------------------------------------------- ------------------ ------------------
Mandatory redeemable preferred stock                                                   25                 25
---------------------------------------------------------------------------- ------------------ ------------------
Shareholders' Equity
     Common stock - par value $0.01 per share                                       1,269              1,257
             (authorized: 180,000,000 shares; issued and outstanding:
              67,572,612 shares in 1998 and 66,955,288 shares in 1997)
     Retained earnings                                                                299                253
     Accumulated other comprehensive income                                            96                 96
---------------------------------------------------------------------------- ------------------ ------------------
                                                                                    1,664              1,606
     Treasury stock (16,258,097 shares in 1998 and 15,597,021
             shares in 1997)                                                         (461)              (443)
---------------------------------------------------------------------------- ------------------ ------------------
             Total shareholders' equity                                             1,203              1,163
---------------------------------------------------------------------------- ------------------ ------------------
             Total liabilities and shareholders' equity                            $7,270             $6,867
---------------------------------------------------------------------------- ------------------ ------------------

See Notes to Condensed Consolidated Financial Statements.

                               TIG HOLDINGS, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                Three Months                 Six Months
                                                               Ended June 30,              Ended June 30,
                                                         --------------------------- ----------------------------
(In millions, except per share data)                         1998          1997          1998           1997
-------------------------------------------------------- ------------- ------------- -------------- -------------
Revenues
     Net premium earned                                       $374         $358           $734          $711
     Net investment income                                      60           73            126           148
     Net realized investment gain                                1            4              3             5
-------------------------------------------------------- ------------- ------------- -------------- -------------
         Total revenues                                        435          435            863           864
-------------------------------------------------------- ------------- ------------- -------------- -------------

Losses and expenses
     Net losses and loss adjustment expenses incurred          246          250            492           502
     Commissions and premium related expenses                   84           80            163           158
     Other underwriting expenses                                41           32             78            64
     Corporate expenses                                         16           11             29            19
     Interest expense                                            5            5             11            10
-------------------------------------------------------- ------------- ------------- -------------- -------------
         Total losses and expenses                             392          378            773           753
-------------------------------------------------------- ------------- ------------- -------------- -------------

Income before income tax expense                                43           57             90           111
Income tax expense                                              13           18             27            36
-------------------------------------------------------- ------------- ------------- -------------- -------------

Net income                                                     $30          $39            $63           $75
-------------------------------------------------------- ------------- ------------- -------------- -------------

Net income per common share
       Basic                                                 $0.57        $0.74          $1.21         $1.41
      Diluted                                                $0.56        $0.72          $1.19         $1.36
-------------------------------------------------------- ------------- ------------- -------------- -------------

Dividend per common share                                    $0.15        $0.15          $0.30         $0.30
-------------------------------------------------------- ------------- ------------- -------------- -------------

See Notes to Condensed Consolidated Financial Statements.

                               TIG HOLDINGS, INC.
                        CONDENSED CONSOLIDATED STATEMENT
                       OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (Unaudited)


                                                                     Accumulated Other                   Total
                                                                       Comprehensive                     Share-
                                            Common       Retained         Income          Treasury      holders'
      (In millions)                         Stock        Earnings                          Stock         Equity
      ---------------------------------- ------------- ------------- ------------------ ------------- -------------
      Balance at December 31, 1997          $1,257         $253             $96          ($443)        $1,163
      Net income                                             63                                            63
      Common and preferred stock
           dividends                                        (17)                                          (17)
      Common stock issued                       10                                                         10
      Amortization of unearned
           compensation                          2                                                          2
      Treasury stock purchased                                                             (18)           (18)
      ---------------------------------- ------------- ------------- ------------------ ------------- -------------

      Balance at June 30, 1998              $1,269         $299             $96          ($461)        $1,203
      ---------------------------------- ------------- ------------- ------------------ ------------- -------------

See Notes to Condensed Consolidated Financial Statements.

                               TIG HOLDINGS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (Unaudited)


                                                                                     Six Months Ended
                                                                                         June 30,
                                                                            ------------------------------------
      (In millions)                                                               1998              1997
      --------------------------------------------------------------------- ----------------- ------------------

      Operating Activities
           Net income                                                               $63               $75
           Adjustments to reconcile net income to cash provided by (used
              in) operating activities:
           Changes in:
                 Accrued investment income                                            1                (4)
                 Premium receivable                                                (83)               (37)
                 Reinsurance recoverable                                          (319)               (63)
                 Deferred policy acquisition costs                                 (17)               (14)
                 Prepaid reinsurance premium                                         18                14
                 Income taxes                                                        43                23
                 Loss reserves                                                       41                (2)
                 Loss adjustment expenses reserves                                    1               (74)
                 Unearned premium reserves                                           23                29
                 Reinsurance premium payable                                         68                41
                 Funds held under reinsurance agreements                            208                51
                 Other assets, other liabilities and other                           10               (52)
      --------------------------------------------------------------------- ----------------- ------------------
              Net cash provided by (used in) operating activities                    57               (13)
      --------------------------------------------------------------------- ----------------- ------------------

      Investing Activities
           Purchases of fixed maturity investments                              (1,616)            (1,470)
           Sales of fixed maturity investments                                    1,232             1,357
           Maturities and calls of fixed maturity investments                       217               134
           Net decrease (increase) in short-term and other investments              129                (5)
           Other                                                                   (36)               (10)
      --------------------------------------------------------------------- ----------------- ------------------
              Net cash provided by (used in) investing activities                  (74)                 6
      --------------------------------------------------------------------- ----------------- ------------------

      Financing Activities
           Common stock issued                                                       10                 9
           Treasury stock purchased                                                (18)              (106)
           Mandatory redeemable capital securities issued                             -               125
           Common stock and preferred stock dividends                              (17)               (17)
           Increase in notes payable                                                 56                 -
           Other                                                                      1                 1
      --------------------------------------------------------------------- ----------------- ------------------
              Net cash provided by financing activities                              32                12
      --------------------------------------------------------------------- ----------------- ------------------
           Increase in cash                                                          15                 5
           Cash at beginning of period                                               18                19
      --------------------------------------------------------------------- ----------------- ------------------
              Cash at end of period                                                 $33               $24
      --------------------------------------------------------------------- ----------------- ------------------

See Notes to Condensed Consolidated Financial Statements.

                                TIG HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     For the Six Months Ended June 30, 1998
                                   (Unaudited)

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

Operating results for the six months ended June 30, 1998 are not necessarily indicative of the results to be expected for the full year. Operating results for the second half of 1998 could decline from those reported for the first half of the year. For further information, refer to Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations included in this Form 10-Q and TIG's annual report on Form 10-K for the year ended December 31, 1997.

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

                                                        Three Months Ended                  Six Months Ended
                                                             June 30,                           June 30,
                                                   ------------------------------   --------------- ---------------
(In millions, except earnings per share)               1998            1997              1998            1997
------------------------------------------------- --------------- ---------------   --------------- ---------------
Numerator:
     Net income                                         $30             $39               $63             $75
     Less:  Preferred stock dividends                     1               1                 1               1
------------------------------------------------- --------------- ---------------   --------------- ---------------
     Income available to common stockholders            $29             $38               $62             $74


Denominator:
     Weighted average shares outstanding
             for basic EPS                             51.2            51.8              51.2            52.6
      Effect of dilutive options                        0.8             1.6               1.1             2.1
------------------------------------------------- --------------- ---------------   --------------- ---------------
      Adjusted weighted average shares
             for diluted EPS                           52.0            53.4              52.3            54.7

Basic EPS                                             $0.57           $0.74             $1.21           $1.41
------------------------------------------------- --------------- ---------------   --------------- ---------------
Diluted EPS                                           $0.56           $0.72             $1.19           $1.36
------------------------------------------------- --------------- ---------------   --------------- ---------------

                               TIG HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     For the Six Months Ended June 30, 1998
                                   (Unaudited)

--------------------------------------------------------------------------------

Investments. Fixed maturities are classified as available for sale, as TIG has no positive intent to hold such securities until maturity, and are carried at market value. Short-term investments are carried at cost, which approximates market value. Market value is principally based upon quoted market prices. Quoted market prices are available for substantially all securities held by the Company. The difference between the aggregate market value and amortized cost of securities, after deferred income tax effect, is reported as unrealized gain or loss as a component of accumulated other comprehensive income directly in shareholders' equity and, accordingly, has no effect on net income.

Loss and Loss Adjustment Expense Reserves. The liability for loss and loss adjustment expenses ("LAE") is based on an evaluation of reported losses and on estimates of incurred but unreported losses ("IBNR"). The reserve liabilities are determined using estimates of losses for individual claims (case basis reserves) and statistical projections of reserves for IBNR. Management considers many factors when setting reserves, including: (i) current legal interpretations of coverage and liability; (ii) economic conditions; and (iii) internal methodologies which analyze TIG's experience with similar cases, information from ceding companies and historical trends, such as reserving patterns, loss payments, pending levels of unpaid claims and product mix. Based on these considerations, management believes that adequate provision has been made for TIG's loss and LAE reserves. Actual losses and subsequent developments or revisions to the estimate are reflected in results of operations in the period in which such adjustments become known.

Loss Portfolio Reinsurance. Effective January 1, 1998, the Company entered into a loss portfolio reinsurance agreement on a funds held basis for loss and LAE reserves of $265 million related to certain run-off programs. The gain on the cession was deferred and will be amortized into income as losses are paid. Amortization of deferred gain of $2 million and $4 million was recorded as a reduction of incurred losses for the three and six months ended June 30, 1998, respectively. The contract covers 80% of any adverse loss development incurred in excess of $280 million up to a maximum of $343 million. Any additional future benefit from the contract triggered by adverse loss development will also be deferred and amortized into income as the related losses are paid. Funds held bear interest at 1.7% per quarter beginning April 1, 1998. Related funds held interest of $4 million was recorded as a reduction of net investment income for the three months ended June 30, 1998.

Treasury Stock. At June 30, 1998, the Board of Directors had authorized the repurchase of up to 18.75 million shares of TIG Holdings common stock. As of June 30, 1998, the Company has repurchased 16.3 million shares at an aggregate cost of $461 million. The Company uses the cost method to record the repurchase of treasury shares.

Independent Agents Business Ceding Commission. On December 31, 1997, TIG completed the sale of its Independent Agents personal lines operations, which was principally effected through reinsurance transactions. At close, TIG received a ceding commission in excess of related deferred acquisition costs of $20 million related to the 100% reinsurance of certain Independent Agents business. This ceding commission will be recognized in income during 1998 as the related ceded premium is earned. TIG recognized $8 million and $17 million of pre-tax ceding commissions for the three and six months ended June 30, 1998, respectively.

                               TIG HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     For the Six Months Ended June 30, 1998
                                   (unaudited)

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

On February 12, 1998, a purported class action complaint, naming TIG and two of its executive officers as defendants, was filed in the United States District Court for the Southern District of New York on behalf of persons who purchased TIG common stock during the period from October 21, 1997 to January 30, 1998, when TIG announced its fourth quarter 1997 results. The complaint alleges that TIG violated the federal securities laws by misrepresenting the adequacy of its underwriting and monitoring standards and loss reserves, and that five of its officers and directors sold shares at prices that were artificially inflated as a result of the alleged misrepresentations. Plaintiffs seek unspecified monetary damages, including punitive damages. Management believes that the lawsuit is without merit and it will be vigorously defended.

                               TIG HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     For the Six Months Ended June 30, 1998
                                   (unaudited)

--------------------------------------------------------------------------------
NOTE C.  COMPREHENSIVE INCOME
--------------------------------------------------------------------------------

In January 1998, TIG adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("Statement 130"). Statement 130 establishes new rules for the reporting and display of comprehensive income and its components. Statement 130 requires changes in unrealized gains or losses on the Company's available-for-sale securities and foreign currency translation adjustments, which prior to adoption were reported separately in shareholders' equity, be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of Statement
130. The adoption of this statement had no impact on TIG's net income or shareholders' equity.

During the first six months of 1998 and 1997, total comprehensive income was $63 million and $73 million, respectively. The components of comprehensive income, net of related tax are as follows:

                                                            Three Months Ended                  Six Months Ended
                                                                 June 30,                          June 30,
                                                       ---------------------------       ---------------------------
(In millions)                                              1998          1997                1998          1997
------------------------------------------------------ ------------- ------------- ----- ------------- -------------
Net income                                                  $30           $39                 $63          $75
Unrealized gain (loss) on marketable securities               8            51                   -           (2)
------------------------------------------------------ ------------- ------------- ----- ------------- -------------
Comprehensive income                                        $38           $90                 $63          $73
------------------------------------------------------ ------------- ------------- ----- ------------- -------------

The components of accumulated other comprehensive income, net of related tax, at June 30, 1998 and December 31, 1997 are as follows:

                                                                    June 30,           December 31,
            (In millions)                                             1998                 1997
            -------------------------------------------------- -------------------- --------------------
            Unrealized gain on marketable securities                   $98                  $98
            Foreign currency translation adjustments                    (2)                  (2)
            -------------------------------------------------- -------------------- --------------------
            Accumulated other comprehensive income                     $96                  $96
            -------------------------------------------------- -------------------- --------------------


--------------------------------------------------------------------------------
NOTE D.  NOTES PAYABLE
--------------------------------------------------------------------------------

The Company borrowed $70 million on its $250 million revolving line of credit in the first quarter of 1998, of which $55 million is currently outstanding at June 30, 1998. The proceeds of the borrowing were utilized for general corporate purposes. This borrowing bears interest at a floating rate, currently 5.8275%.

                               TIG HOLDINGS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

The following discussion provides management's assessment of financial results for the three and six months ended June 30, 1998 as compared to the three and six months ended June 30, 1997 and material changes in financial position from December 31, 1997 to June 30, 1998 for TIG Holdings, Inc. ("TIG Holdings") and its subsidiaries (collectively "TIG" or the "Company") and presents management's expectations for the near term. The analysis focuses on the performance of TIG's three major operating divisions, Reinsurance, Commercial Specialty, and Custom Markets, and its investment portfolio, which are discussed at Items 2.2, 2.3, 2.4, and 2.6, respectively. Lines of business that have been de-emphasized ("Other Lines") are discussed at Item 2.5. This discussion updates the "Management's Discussion and Analysis" in the 1997 Annual Report to Shareholders and should be read in conjunction therewith. Key industry terms that appear in the Management's Discussion and Analysis and elsewhere in this document are defined at Item 2.11 - Glossary. Certain reclassifications of prior years' amounts have been made to conform with the 1998 presentation.

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

                               TIG HOLDINGS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------
2.1   CONSOLIDATED RESULTS
--------------------------------------------------------------------------------

Overview. Results of operations for the three and six months ended June 30, 1998 and 1997 are presented below:

                                                         Three Months                        Six Months
                                                        Ended June 30,                     Ended June 30,
                                                  ---------------------------        ---------------------------
(In millions)                                         1998          1997                 1998          1997
------------------------------------------------- ------------- ------------- ------ ------------- -------------
Gross premium written                                 $526          $465               $1,118          $933
------------------------------------------------- ------------- ------------- ------ ------------- -------------
Net premium written                                   $354          $380                 $774          $769
------------------------------------------------- ------------- ------------- ------ ------------- -------------
Net premium earned                                    $374          $358                 $734          $711

Less:  Net loss and LAE incurred                       246           250                  492           502
       Commission expense                               74            70                  144           137
       Premium related expense                          10            10                   19            21
       Other underwriting expense                       36            31                   70            61
       Policyholder dividends incurred                   5             1                    8             3
------------------------------------------------- ------------- ------------- ------ ------------- -------------
       Underwriting gain (loss)                          3            (4)                  1            (13)

Net investment income                                   60            73                  126           148
Net realized investment gain                             1             4                    3             5
Corporate expenses                                      16            11                   29            19
Interest expense                                         5             5                   11            10
------------------------------------------------- ------------- ------------- ------ ------------- -------------

Income before tax expense                               43            57                   90           111
Income tax expense                                     (13)          (18)                (27)           (36)
------------------------------------------------- ------------- ------------- ------ ------------- -------------
Net income                                             $30           $39                  $63           $75
------------------------------------------------- ------------- ------------- ------ ------------- -------------

Net income declined by $9 million or 23% in the second quarter and $12 million or 16% for the first six months of 1998 as compared to the corresponding 1997 period. The principal drivers of the decline were increased corporate, commission and other underwriting expenses. Corporate expenses increased due to planned corporate systems and other projects, including Year 2000 initiatives (see Item 2.9). Commission rates increased in all ongoing divisions due to pricing pressures. Other underwriting expenses increased disproportionately to net premium written growth as "start-up" business initiatives are taking longer to achieve targeted volumes due to continuing soft market conditions.

TIG reported an underwriting gain for the second quarter and first six months of 1998, despite increased commission and other underwriting expenses, due to ceding commission income arising from the December 1997 sale of TIG's Independent Agents business of $8 million and $17 million, respectively (see
Item 2.5). Remaining ceding commission income of approximately $3 million will be recognized in the third quarter of 1998. In addition, increased utilization of aggregate stop loss and other finite reinsurance coverages in all operating divisions provided an additional underwriting benefit of approximately $17 million and $29 million for the second quarter and first six months of 1998, respectively, as compared to the corresponding 1997 periods. The increased utilization of finite reinsurance coverages is partially in response to favorable market conditions and partially to mitigate the inherent financial volatility of a changing book of business. As discussed below, both the sale of the Independent Agents business and increased utilization of finite reinsurance has had a negative impact on investment income.

                               TIG HOLDINGS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

Net investment income decreased $13 million or 18% and $22 million or 15% for the second quarter and first six months of 1998, respectively, as compared to the corresponding 1997 periods. Approximately, $5 million of the year-to-date 1998 decrease is attributable to net assets transferred in December 1997 in connection with the sale of Independent Agents business while approximately $10 million results from increased funds held interest expense resulting from additional utilization of finite reinsurance coverages. The remaining decrease in net investment income is principally attributable to declining market investment yields in 1998.

The following could impact earnings during future quarters: Competitive conditions in commercial insurance and reinsurance markets, increased commission pressure, new initiative start-up expenses, continued losses from the Alternative Distribution business unit (see Item 2.4) and the decrease in ceding commissions from the sale of the Independent Agency Personal Lines operations, offset by the net impact of any opportunistic use of finite or other ceded reinsurance which has favorably benefited loss ratios in 1998. As a result, operating earnings for the second half of 1998 could decline from those reported for the first half of the year.

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

                                            Three Months                                 Six Months
                                           Ended June 30,                              Ended June 30,
                                -------------------------------------       -------------------------------------
                                      1998               1997                     1998               1997
                                -------- --------- --------- --------       -------- --------- --------- --------
    (In millions)                 NPW       %        NPW        %             NPW       %        NPW        %
    --------------------------- -------- --------- --------- --------       -------- --------- --------- --------
    Reinsurance                  $118       33%      $139      37%           $238       31%      $284      37%
    Commercial Specialty          175       49%       136      36%            419       54%       276      36%
    Custom Markets                 66       19%        40      10%            127       16%        71       9%
    Other Lines                    (5)      (1%)       65      17%            (10)      (1%)      138      18%
    --------------------------- -------- --------- --------- --------       -------- --------- --------- --------
        Net premium written      $354      100%      $380     100%           $774      100%      $769     100%
    --------------------------- -------- --------- --------- --------       -------- --------- --------- --------

Consolidated net premium written decreased by $26 million or 7% and increased by $5 million or 1% for the second quarter and first six months of 1998, respectively, as compared to the corresponding 1997 periods, while growth in ongoing operations net premium written was $44 million or 14% and $153 million or 24%, respectively. Growth in ongoing operations net premium written decreased in the second quarter of 1998 from the first quarter of 1998 due to the seasonality of Lloyd's syndicate premium, the buying down of the Managed Compensation business unit's net retention from $1 million to $100 thousand (see
Item 2.3) and increased utilization of finite reinsurance coverages. As expected, ongoing operations premium growth was offset in 1998 by a decline in Other Lines net premium written resulting from the sale and 100% reinsurance of TIG's Independent Agents business in December 1997 (see Item 2.5).

                               TIG HOLDINGS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

Statutory Combined Ratio. The following table presents the components of the Company's statutory combined ratio:

                                                  Three Months                               Six Months
                                                 Ended June 30,                            Ended June 30,
                                      ----------------------------------        ----------------------------------
     Statutory ratios                       1998             1997                     1998             1997
     -------------------------------- ----------------- ----------------        ----------------- ----------------
     Loss and LAE                           66.4            69.7                     67.6              70.6
     -------------------------------- ----------------- ----------------        ----------------- ----------------
     Commission expense                     22.8            19.4                     21.3              19.2
     Premium related expense                 3.5             2.7                      2.9               2.8
     Other underwriting expense             10.3             8.8                      9.2               8.4
     -------------------------------- ----------------- ----------------        ----------------- ----------------
          Total underwriting expense        36.6            30.9                     33.4              30.4
     Policyholder dividends                  1.3             0.9                      1.2               1.1
     -------------------------------- ----------------- ----------------        ----------------- ----------------
              Combined                     104.3           101.5                    102.2             102.1
     -------------------------------- ----------------- ----------------        ----------------- ----------------

The combined ratio for second quarter 1998 increased 2.8 percentage points over second quarter 1997 as increased underwriting and commission expense ratios more than offset a decrease in the loss and LAE ratio. The increase in the other underwriting expense ratio is primarily attributable to start-up costs incurred for new business initiatives and lower net premium written, while the increased commission expense ratio is principally attributable to pricing pressures in all ongoing divisions. The decrease in the second quarter 1998 loss and LAE ratio is due to increased utilization of finite reinsurance coverages and a decrease in retention limits for Managed Compensation business from $1 million to $100 thousand (see Item 2.3).

The combined ratio for the first six months of 1998 increased only slightly over 1997 as ceding commission income from the sale of Independent Agents business was also recognized in statutory income for first quarter 1998. As a result, the year-to-date 1998 commission ratio and combined ratio was reduced by approximately one percentage point.



--------------------------------------------------------------------------------
2.2  REINSURANCE
--------------------------------------------------------------------------------

TIG's reinsurance operations are conducted through TIG Reinsurance Company ("TIG Re") which is based in Stamford, Connecticut. TIG Re operates through a number of business units which employ similar underwriting principles but serve differing market needs: Specialty Casualty, Traditional Treaty, London Branch, a Lloyd's Syndicate, Reverse Flow, Specialty Property, Finite Reinsurance and Facultative. Specialty Casualty emphasizes general liability and professional liability lines. TIG Re is often a lead underwriter in these transactions which are usually structured on an excess-of-loss basis. Traditional Treaty reinsures "standard" property/casualty business. The London Branch focuses on worldwide property exposures, with casualty underwriting having been introduced in late 1996, while a fully integrated Lloyd's vehicle (underwriting syndicate) was introduced in December 1996. Reverse Flow is an alternative distribution mechanism whereby general agents or intermediaries submit program business to TIG Re. TIG Re then works with the reinsurance intermediary to provide a primary insurer to issue the primary policy and then cede a significant portion of the risk to TIG Re. Beginning in the second quarter of 1998, management and reporting of reverse flow business is being transitioned to the Company's Irving, Texas location, principally under the control of its Commercial Specialty operations. Specialty Property covers both domestic and international exposures. Finite Reinsurance provides clients with integrated underwriting approaches to control the volatility of financial results over time. TIG Re maintains eight branch offices dedicated to the marketing and underwriting of direct facultative reinsurance on an automatic and individual risk basis.

                               TIG HOLDINGS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

Premium. The following table summarizes TIG Re's premium production:

                                             Three Months                                 Six Months
                                            Ended June 30,                              Ended June 30,
                                 --------------------------------------      --------------------------------------
                                        1998               1997                     1998               1997
                                 ------------------- ------------------      ------------------- ------------------
    (In millions)                  NPW        %        NPW       %             NPW        %        NPW       %
    ---------------------------- --------- --------- -------- ---------      --------- --------- -------- ---------
    Specialty Casualty              $41       35%      $57       41%           $99       41%       $112      39%
    Reverse Flow                     24       20%       12        9%            39       16%         31      11%
    Traditional Treaty               23       20%       32       23%            37       16%         56      20%
    London Branch & Lloyd's          23       20%       24       17%            48       20%         44      16%
    Specialty Property                3        2%       17       12%            10        4%         29      10%
    Finite                            5        4%        7        5%             9        4%         24       8%
    Facultative                      11        9%        6        4%            18        8%         11       4%
    Other                           (12)     (10%)     (16)     (11%)          (22)      (9%)       (23)     (8%)
    ---------------------------- --------- --------- -------- ---------      --------- --------- -------- ---------
    ---------------------------- --------- --------- -------- ---------      --------- --------- -------- ---------
         Net premium written       $118      100%      $139     100%          $238      100%       $284     100%
    ---------------------------- --------- --------- -------- ---------      --------- --------- -------- ---------
         Gross premium written     $139                $156                   $280                 $312
    ---------------------------- --------- --------- -------- ---------      --------- --------- -------- ---------

Net premium written declined by $21 million or 15% in the second quarter of 1998 and $46 million or 16% in the first six months of 1998 compared to the corresponding 1997 periods. The decrease in net premium written is due to the non-renewal or reduced participation in several large and unprofitable accounts combined with increased use of reinsurance to manage the Company's net underwriting exposure.

During the first seven months of 1998 TIG Re appointed a new Chief Executive Officer, a new Chief Actuary, a new Chief Financial Officer and replaced several senior underwriters. These appointments, and the departure of their predecessors, could impact, positively or negatively, existing producer relationships and the availability of new business opportunities.

Underwriting Results. The following table summarizes TIG Re's underwriting results:

                                                             Three Months                        Six Months
                                                            Ended June 30,                     Ended June 30,
                                                    ---------------------------        ---------------------------
     (In millions)                                      1998          1997                 1998          1997
     ---------------------------------------------- ------------- -------------        ------------- -------------
     Net premium earned                                $130          $119                  $264           $248
     Less:
         Net loss and LAE incurred                       87            84                   176            179
         Commission expense                              36            29                    73             58
         Other underwriting expense                      12            10                    25             20
     ---------------------------------------------- ------------- -------------        ------------- -------------
                  Underwriting loss                     ($5)          ($4)                  ($10)          $(9)
     ---------------------------------------------- ------------- -------------        ------------- -------------
     Statutory ratios
     ---------------------------------------------- ------------- -------------        ------------- -------------
     Loss and LAE                                        67.1          70.9                  66.8          72.4
     Commission                                          28.6          23.0                  29.0          22.9
     Premium related                                      0.5           0.4                   0.5           0.3
     Other underwriting                                   9.5           7.2                  10.1           6.9
     ---------------------------------------------- ------------- -------------        ------------- -------------
                  Combined ratio                        105.7         101.5                 106.4         102.5
     ---------------------------------------------- ------------- -------------        ------------- -------------

                               TIG HOLDINGS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

TIG Re's underwriting loss for the second quarter and first six months of 1998 approximated the underwriting loss of the comparable 1997 periods. Results for both 1998 periods reflect overall lower program profitability expectations, offset by increased aggregate stop loss reinsurance utilization which improved the statutory combined ratio by approximately 1.9 percentage points for the second quarter of 1998 and 2.3 percentage points for the first six months of 1998. In addition, a favorable arbitration award reduced first quarter 1998 incurred loss and LAE, while second quarter 1998 incurred loss and LAE received a similar unplanned benefit from a novation transaction.

The statutory commission ratio increased by 5.6 percentage points in the second quarter 1998 and 6.1 percentage points for the first six months of 1998 when compared to the corresponding 1997 periods. This increase is principally due to a changing mix of business with higher commissions and competitive market conditions. The statutory other underwriting expense ratio increased as a result of spending on new initiatives and lower net premium volume in 1998 compared to the 1997 periods.


--------------------------------------------------------------------------------
2.3  COMMERCIAL SPECIALTY
--------------------------------------------------------------------------------

Commercial Specialty, based in Irving, Texas, provides specialized insurance products through five main business units: Managed Compensation, Sports and Leisure, Lloyd's Syndicates, Primary Casualty and Excess Casualty. Managed Compensation provides workers' compensation insurance coverages and occupational care management. Workers' Compensation insurance covers medical care, rehabilitation, and lost wages of employees who suffer work-related injuries, and provides death benefits for dependents of employees killed in work-related accidents. The Sports and Leisure unit offers coverages for professional and amateur sports events. Coverages include spectator liability and participant legal liability, including property and liability packages for a variety of entertainment and leisure activities. Commercial Specialty participates in three Lloyd's syndicates which principally write marine, U.K. property and aviation business. The Primary Casualty unit focuses on commercial auto, professional liability, construction, and marine programs. The Excess Casualty unit offers lead umbrella and excess umbrella policies.

Premium. The following table summarizes Commercial Specialty's premium production:

                                             Three Months                                 Six Months
                                            Ended June 30,                              Ended June 30,
                                 --------------------------------------      --------------------------------------
                                        1998               1997                     1998               1997
                                 ------------------- ------------------      ------------------- ------------------
    (In millions)                  NPW         %        NPW       %             NPW        %        NPW       %
    ---------------------------- --------- --------- -------- ---------      --------- --------- -------- ---------
    Managed Compensation           $72        41%      $54       40%           $188       45%      $109      39%
    Lloyd's Syndicates              14         8%        4        3%             68       16%        24       9%
    Sports & Leisure                55        31%       48       35%             99       24%        88      32%
    Primary Casualty                24        14%       23       17%             45       11%        41      15%
    Excess Casualty and other       10         6%        7        5%             19        4%        14       5%
    ---------------------------- --------- --------- -------- ---------      --------- --------- -------- ---------
         Net premium written      $175       100%     $136      100%           $419      100%      $276     100%
    ---------------------------- --------- --------- -------- ---------      --------- --------- -------- ---------
         Gross premium written    $241                $171                     $556                $348
    ---------------------------- --------- --------- -------- ---------      --------- --------- -------- ---------

                               TIG HOLDINGS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

Net premium written increased 29% for the second quarter of 1998 and 52% for the first six months of 1998 compared to the corresponding 1997 periods. The increase in each respective period is principally attributable to increased production in the Managed Compensation business unit and from Lloyd's Syndicates. The increase in Managed Compensation was primarily due to TIG entering into a strategic relationship in the third quarter of 1997 with a general agent that writes program business and also provides loss management services. This relationship contributed $20 million of premium in second quarter 1998 and $67 million for the first six months of 1998. Also contributing to the increase in Managed Compensation premium for the first six months of 1998 is a better competitive environment in Illinois and growth in Arizona. The increased production in Lloyd's Syndicates is due to increased participation in the capacity of the syndicates from approximately 18% in 1997 to 41% in 1998. Growth in net premium written decreased in the second quarter of 1998 from the first quarter of 1998 due to the seasonality of both Lloyd's syndicate premium (the majority of premium is booked in the first quarter of each year) and workers' compensation renewals (premium writings are greater in the first quarter), and the second quarter 1998 decision to buy down the Managed Compensation business unit's net retention from $1 million to $100 thousand. The change in net retention was made to take advantage of favorable reinsurance pricing available due to soft market conditions.

Underwriting Results. Underwriting results for Commercial Specialty are presented below:

                                                             Three Months                        Six Months
                                                            Ended June 30,                     Ended June 30,
                                                    ---------------------------        ---------------------------
     (In millions)                                      1998          1997                 1998          1997
     ---------------------------------------------- ------------- -------------        ------------- -------------
     Net premium earned                                $184          $120                 $355          $228
     Less:
          Net loss and LAE incurred                     115            83                  235           159
          Commission expense                             34            22                   65            40
          Premium related expense                         7             5                   13            10
          Other underwriting expense                     18            13                   33            23
          Policyholder dividends incurred                 5             1                    8             3
     ---------------------------------------------- ------------- -------------        ------------- -------------
              Underwriting gain (loss)                   $5           ($4)                  $1           ($7)
     ---------------------------------------------- ------------- -------------        ------------- -------------

     Statutory ratios
     ---------------------------------------------- ------------- -------------        ------------- -------------
     Loss and LAE                                       62.5          69.2                66.3          69.8
     Commission                                         19.7          18.9                18.9          18.0
     Premium related                                     5.0           3.7                 3.9           3.7
     Other underwriting                                 10.5           9.7                 8.4           8.8
     Policyholder dividends                              2.6           2.6                 2.3           3.0
     ---------------------------------------------- ------------- -------------        ------------- -------------
              Combined ratio                           100.3         104.1                99.8         103.3
     ---------------------------------------------- ------------- -------------        ------------- -------------

Commercial Specialty's underwriting results improved $9 million in the second quarter and $8 million for the first six months of 1998 as compared to the corresponding 1997 periods. The improvement is principally due to benefits realized as a result of changes in the Managed Compensation reinsurance strategy. As previously described, the Managed Compensation business unit's net retention was reduced to $100 thousand from $1 million in the second quarter of 1998. Additionally, in 1998 the Managed Compensation business unit purchased a finite reinsurance treaty that allows the unit to stay competitive with other insurers whose states of domicile allow discounting of workers' compensation loss reserves. These changes improved Commercial Specialty underwriting results by $14 million and $15 million for the second quarter and first six months of 1998, respectively. Unfavorable commission comparisons due to favorable contingent commission adjustments in the first and second quarters of 1997 partially offset the benefits of the new reinsurance facilities.

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

Premium.  The following table summarizes Custom Markets premium production:

                                             Three Months                                 Six Months
                                            Ended June 30,                              Ended June 30,
                                 ------------------- ------------------      --------------------------------------
                                        1998               1997                     1998               1997
                                 ------------------- ------------------      ------------------- ------------------
    (In millions)                  NPW        %        NPW        %             NPW         %      NPW        %
    ---------------------------- --------- --------- -------- ---------      --------- --------- -------- ---------
    Non-standard Auto              $29        44%      $19        47%           $55        43%     $31       44%
    Alternative Distributions       21        32%        6        15%            39        31%       7       10%
    Small Business                  16        24%       15        38%            33        26%      33       46%
    ---------------------------- --------- --------- -------- ---------      --------- --------- -------- ---------
         Net premium written       $66       100%      $40       100%          $127       100%     $71      100%
    ---------------------------- --------- --------- -------- ---------      --------- --------- -------- ---------
         Gross premium written     $77                 $45                     $142                $77
    ---------------------------- --------- --------- -------- ---------      --------- --------- -------- ---------

Custom Markets net premium written increased $26 million for the second quarter of 1998 and $56 million for the first six months of 1998 as compared to the corresponding 1997 periods. The increased production noted in Alternative Distribution is due to this unit having been formed in late 1996 with limited production in the 1997 periods. The increases noted in Non-standard Auto are principally due to new general agent relationships in California and Texas.

                                TIG HOLDINGS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

Underwriting Results. Underwriting results for Custom Markets are presented below:

                                                             Three Months                        Six Months
                                                            Ended June 30,                     Ended June 30,
                                                    ---------------------------        ---------------------------
     (In millions)                                      1998          1997                 1998          1997
     ---------------------------------------------- ------------- -------------        ------------- -------------
     Net premium earned                                 $65           $38                 $124           $70
     Less:
           Net loss and LAE incurred                     51            24                   97            45
           Commission expense                            12             7                   24            13
           Premium related expense                        1             2                    2             4
           Other underwriting expense                     7             5                   12             9
     ---------------------------------------------- ------------- -------------        ------------- -------------
              Underwriting loss                        ($6)            $-                ($11)          ($1)
     ---------------------------------------------- ------------- -------------        ------------- -------------

     Statutory ratios
     ---------------------------------------------- ------------- -------------        ------------- -------------
     Loss and LAE                                       78.0          62.7                77.8          63.6
     Commission                                         18.7          18.0                19.2          18.3
     Premium related                                     2.2           5.4                 2.0           5.9
     Other underwriting                                 10.3          13.0                 9.3          13.3
     ---------------------------------------------- ------------- -------------        ------------- -------------
              Combined ratio                           109.2          99.1               108.3         101.1
     ---------------------------------------------- ------------- -------------        ------------- -------------

Custom Markets underwriting results deteriorated $6 million in the second quarter of 1998 and $10 million for the first six months of 1998 compared to the corresponding 1997 periods. This deterioration is principally the result of program start-up costs in the Alternative Distribution unit, which was partially mitigated by an aggregate stop loss reinsurance facility purchased in second quarter 1998. The underwriting loss from Alternative Distribution, net of reinsurance, was $4 million and $10 million for the second quarter and first six months of 1998, respectively, compared to an underwriting loss of $2 million and $3 million in the corresponding 1997 periods. TIG has initiated corrective action by changing the underwriting guidelines and filing for rate increases with respect to the major program in the Alternative Distribution unit. TIG anticipates that all of these filings will be made by the end of the first quarter of 1999, with the major state filings scheduled to be made by the end of 1998. These actions have led to a dispute with the producer of this program, the outcome of which cannot be currently determined. The producer has notified TIG that it has stopped writing new business. In addition, underwriting results for the Non-standard Auto unit deteriorated $4 million and $5 million in the second quarter and first six months of 1998, respectively, compared to the corresponding 1997 periods. This deterioration is primarily due to late reported premium cancellations and an increase in reported property losses in one large state, for which a rate increase was effective July 15, 1998.

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

Underwriting Results.  Underwriting results for Other Lines are presented below:

                                                             Three Months                        Six Months
                                                            Ended June 30,                     Ended June 30,
                                                    ---------------------------        ---------------------------
     (In millions)                                      1998          1997                 1998          1997
     ---------------------------------------------- ------------- -------------        ------------- -------------
     Gross premium written                              $69           $93                 $140          $195
     ---------------------------------------------- ------------- -------------        ------------- -------------
     Net premium written                               ($5)           $65                ($10)          $138
     ---------------------------------------------- ------------- -------------        ------------- -------------
     Net premium earned                                ($5)           $81                  (9)          $165
     Less:
          Net loss and LAE incurred                     (7)            59                 (16)           119
          Commission expense                            (8)            13                 (18)            26
          Premium related expense                         1             2                    3             6
          Other underwriting expense                      -             3                    1            10
     ---------------------------------------------- ------------- -------------        ------------- -------------
            Underwriting  gain                           $9            $4                  $21            $4
     ---------------------------------------------- ------------- -------------        ------------- -------------

The underwriting gain of $9 million in second quarter 1998 and $21 million in the first six months of 1998 is principally due to the recognition of $8 million and $17 million, respectively, of ceding commissions related to the sale of the Independent Agents unit in December 1997 (see Note A to the Condensed Consolidated Financial Statements). Other Lines second quarter 1998 and first six months of 1998 results also include $7 million and $15 million, respectively, of benefit recorded under aggregate stop loss and other reinsurance coverage compared to $7 million and $10 million for the corresponding 1997 periods. Retroactive premium and other miscellaneous adjustments partially offset the benefit of the aforementioned transactions for the second quarter and first six months of 1998.

                               TIG HOLDINGS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------
2.6  INVESTMENTS
--------------------------------------------------------------------------------

Investment Mix. The goal of ongoing investment strategies is to provide TIG with the most advantageous balance of liquidity with the highest possible return over inflation, within corporate credit guidelines and regulatory restrictions and subject to management's risk tolerance. The following chart summarizes TIG's investment portfolio by investment type:

                                                  June 30, 1998                        December 31, 1997
                                           -----------------------------          -----------------------------
                                              Market       % of Market               Market       % of Market
     (In millions)                             Value        Portfolio                Value         Portfolio
     ------------------------------------- -------------- --------------         --------------- ---------------
     Mortgage-backed securities               $1,237           29.5%                  $941             22.4%
     Corporate and other bonds                 1,216           29.0%                 1,282             30.6%
     U.S. government bonds                       906           21.6%                 1,014             24.2%
     Municipal bonds                             647           15.4%                   637             15.2%
     ------------------------------------- -------------- --------------         --------------- ---------------
     Total fixed maturity investments          4,006           95.5%                 3,874             92.4%
     Short-term  and other investments           190            4.5%                   318              7.6%
     ------------------------------------- -------------- --------------         --------------- ---------------
     Total invested assets                    $4,196          100.0%                $4,192            100.0%
     ------------------------------------- -------------- --------------         --------------- ---------------

The portfolio gross book yield at June 30, 1998 was 7.1%, as compared to 7.4% at December 31, 1997. The decline in gross book yield is reflective of general market conditions. The weighted average duration of the portfolio increased to
6.1 years at June 30, 1998 as compared to 5.4 years at December 31, 1997 due to a decline in short-term investments. TIG's objective is to maintain the weighted average duration of its investment portfolio between 4 and 7 years.

Approximately 30% of TIG's portfolio consists of mortgage-backed securities ("MBS"). AAA rated United States federal government agency mortgages now represent approximately 85% of TIG's exposure to MBS. A risk inherent in MBS is prepayment risk related to interest rate volatility. The underlying mortgages may be repaid earlier or later than originally anticipated, depending on the repayment and refinancing activity of the underlying homeowners. Should this occur, TIG would receive paydowns on the principal amount which may have been purchased at a premium or discount and TIG's investment income would be affected by any adjustments to amortization resulting from the prepayments. TIG's consolidated financial results have not been materially impacted by prepayments of MBS. Additionally, interest rate volatility can affect the market value of MBS. All MBS held in the portfolio can be traded in the public market.

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

                               TIG HOLDINGS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

No futures contracts positions were open at June 30, 1998, or December 31, 1997. There were no interest rate swaps at June 30, 1998 compared to $14 million notional face amount of interest rate swaps at December 31, 1997. Total fair value of derivative positions were approximately $78 million, representing 1.9% of the total investment asset holdings at June 30, 1998 no change from December 31, 1997. All TIG derivative financial instruments were with financial institutions rated "A" or better by one or more of the major credit rating agencies.

Investments in TBA's. TIG routinely enters into commitments to purchase securities on a "To Be Announced" ("TBA") basis for which the interest rate risk remains with TIG until the date of delivery and payment. Delivery and payment of securities purchased on a TBA basis can take place a month or more after the date of the transaction. These securities are subject to market fluctuations during this period and it is the Company's policy to recognize any gains and losses only when they are realized. TIG maintains cash and short-term investments with a fair value exceeding the amount of its TBA purchase commitments. At June 30, 1998, there were no outstanding TBA commitments, compared to TBA commitments of $24 million with a fair value of $26 million at December 31, 1997.

Unrealized Gains. Net pre-tax unrealized gains were relatively unchanged at June 30, 1998, compared to December 31,1997. The following is a summary of net unrealized gains by type of security.

      (In millions)                                   June 30, 1998       December 31, 1997       Change
      -------------------------------------------- --------------------- --------------------- --------------
      Municipal bonds                                      $40                   $41               ($1)
      Mortgage-backed securities                             5                     8                (3)
      US government bonds                                   86                    73                 13
      Corporate and other bonds                             16                    27                (11)
      Other investments                                      3                     2                 1
      -------------------------------------------- --------------------- --------------------- --------------
             Net unrealized gains                         $150                  $151               ($1)
      -------------------------------------------- --------------------- --------------------- --------------

Investment Income. The following table displays the components of TIG's investment income and mean after-tax investment yields. The yields include interest earned and exclude realized investment gains and losses. These yields are computed using the average of the end of the month asset balances during the period.

                                                       Three Months                      Six Months
                                                      Ended June 30,                   Ended June 30,
                                                ---------------------------      ---------------------------
      (In millions)                                 1998          1997               1998          1997
      ----------------------------------------- ------------- -------------      ------------- -------------
      Fixed maturity investments:
             Taxable                                 $61           $67               $122          $136
             Tax-exempt                                9             8                 18            16
      Short-term and other investments                 2             2                  4             3
      ----------------------------------------- ------------- -------------      ------------- -------------
      Total gross investment income                   72            77                144           155
      Investment expenses                             (1)             -                (1)            -
      Interest expense on funds held                 (11)           (4)               (17)           (7)
      ----------------------------------------- ------------- -------------      ------------- -------------
      Total net investment income                    $60           $73               $126          $148
      ----------------------------------------- ------------- -------------      ------------- -------------
      After-tax gross investment yield               4.9%          5.0%                4.9%          5.0%
      ----------------------------------------- ------------- -------------      ------------- -------------

                               TIG HOLDINGS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

The $5 million and $11 million decline in gross investment income for the three and six month periods ended June 30, 1998 compared to the corresponding 1997 periods is due to a lower average invested asset base and a lower average yield for the 1998 periods compared to the 1997 periods. The decline in average investable assets is principally due to the transfer of $149 million of investment assets related to the sale of the Independent Agents personal lines operations on December 31, 1997. The decline in investment yield is due to a general decline in market yields. The increase in interest expense on funds held is the result of increased utilization of aggregate stop loss reinsurance in 1997 and 1998. As a result of this increased utilization, funds held interest expense is expected to continue to increase in future periods.

Investment Quality. The table below shows the rating distribution of TIG's fixed maturity portfolio:

                                                        June 30, 1998                 December 31, 1997
                                                ---------------------------       ---------------------------
                                                   Market         % of               Market         % of
     Standard & Poor's/Moody's                     Value       Portfolio             Value       Portfolio
     ------------------------------------------ ------------- -------------       ------------- -------------
     (In millions)
     AAA/Aaa                                      $2,710          67.7%             $2,541          65.6%
     AA/Aa                                           281           7.0%                261           6.7%
     A/A                                             255           6.4%                209           5.4%
     BBB/Baa                                         225           5.6%                220           5.7%
     Below BBB/Baa                                   535          13.3%                643          16.6%
     ------------------------------------------ ------------- -------------       ------------- -------------
     Total fixed maturity investments             $4,006         100.0%             $3,874         100.0%
     ------------------------------------------ ------------- -------------       ------------- -------------

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

The SVO assigns bond ratings for most publicly held bonds. The SVO ratings are used by insurers when preparing their annual statutory financial statements. State departments of insurance use the bond rating data when attempting to determine whether an insurer's holdings are sound. Investments must fit within certain regulatory guidelines of an insurer's domiciliary state in order for an insurer to be licensed to do business in that state. The SVO ratings range from "1" to "6", with "1" and "2" being the higher quality, "3" being medium grade, and "4" through "6" being lower grade obligations. As of June 30, 1998 and December 31, 1997, approximately 88% and 84%, respectively, of TIG's portfolio, measured on a statutory carrying value basis, was invested in securities rated as "1" or "2".

                               TIG HOLDINGS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------
2.7  RESERVES
--------------------------------------------------------------------------------

TIG maintains reserves to cover its estimated liability for losses and loss adjustment expenses ("LAE") with respect to reported and unreported claims. TIG's reserves for losses and LAE totaled $3,977 million and $3,935 million at June 30, 1998 and December 31, 1997, respectively. The process of estimating loss and LAE reserves involves the active participation of an experienced actuarial staff with input from the underwriting, claims, reinsurance, financial, and legal departments. Management, using the advice of loss reserve specialists, makes a judgment as to the appropriate amount to record in the financial statements. Because reserves are estimates of ultimate losses and LAE, management monitors reserve adequacy over time, evaluating new information as it becomes known and adjusting reserves as necessary. Such adjustments are reflected in current operations.

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

TIG's reserves include an estimate of TIG's ultimate liability for asbestos-related matters, environmental pollution, toxic tort, and other non-sudden and accidental claims for which ultimate values cannot be estimated using traditional reserving techniques. TIG's "environmental" loss and LAE reserves totaled $30 million and $34 million at June 30, 1998 and December 31, 1997, respectively. TIG's environmental claims activity is predominately from hazardous waste and pollution-related claims arising from commercial insurance policies. In connection with TIG's IPO in April 1993, an affiliate of TIG's former parent, Transamerica Corporation, agreed to pay 75% of up to $119 million of reserve development and newly reported claims, up to a maximum reimbursement of $89 million, on policies written prior to January 1, 1993, with respect to certain environmental claims involving paid losses and certain LAE in excess of TIG's environmental loss and LAE reserves at December 31, 1992. At June 30, 1998, the Transamerica affiliate had incurred no liability under this agreement.

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

                               TIG HOLDINGS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------
2.8  LIQUIDITY AND CAPITAL RESOURCES
--------------------------------------------------------------------------------

Liquidity is a measure of an entity's ability to secure enough cash to meet its contractual obligations and operating needs. TIG requires cash primarily to pay policyholders' claims, operating expenses, policyholder dividends, interest expenses and debt obligations. Generally, premium is collected months or years before claims are paid under the policies purchased by the premium. These funds are used first to pay current claims and expenses. The balance is invested in securities to augment the investment income generated by the existing portfolio. Historically, TIG has had, and expects to continue to have, more than sufficient funds to pay claims, operating expenses, policyholder dividends, interest expenses and debt obligations.

Cash Flow From Operating Activities. The following table summarizes the significant components of cash flow from operations: Three Months Six Months

                                                  Ended June 30,                         Ended June 30,
                                            ----------------------------           ---------------------------
      (In millions)                             1998          1997                     1998          1997
      ------------------------------------- ------------- --------------           ------------- -------------
      Reinsurance operations                   ($5)            $40                     $83           $69
      Primary operations and corporate           37             25                      70            36
      ------------------------------------- ------------- --------------           ------------- -------------
      On-going operations                        32             65                     153           105
      Run-off (Other Lines operations)          (62)           (82)                    (96)         (118)
      ------------------------------------- ------------- --------------           ------------- -------------
               Total                           ($30)          ($17)                    $57          ($13)
      ------------------------------------- ------------- --------------           ------------- -------------

The decline in Ongoing operations cash flow for second quarter 1998 compared to 1997 is driven by lower premium collections in the Reinsurance operations due to decreased net premium written. Also, second quarter Reinsurance cash flow was reduced by the return of $13 million of a $75 million deposit received in first quarter 1998 upon finalization of various agreements to assume certain run-off liabilities of another reinsurer. Primary operations and corporate cash flow improved primarily due to increased premium production and collections, which were partially offset by increased paid losses, premium related expenses, operating expenses and corporate selling and administrative expenses. The $20 million improvement in Run-off cash flow is primarily attributable to the expected decline in losses paid.

The improvement in both Ongoing operations and Run-off operations cash flow for the first six months of 1998 compared to the corresponding 1997 periods is due to several factors. The Reinsurance operations benefited from the net receipt of $62 million in connection with the assumption of certain run-off liabilities of another reinsurer, while the Primary operations are generating increased cash flow due to increased premium production. Also, contributing to the improvement is the expected decline in Run-off operations losses paid. Partially offsetting these improvements are a reduction in premium receipts in the Reinsurance operations as a result of declining net premium written, increased operating expenses, selling and administrative and debt interest payments, and lower investment income received.

Restrictions on Dividends from Insurance Subsidiaries. The maximum amount of shareholders dividends which the insurance subsidiaries can pay to TIG Holdings is limited to the greater of (i) 10% of statutory surplus as of the end of the preceding year or (ii) the statutory net income for the preceding year except that such amount may not exceed earned surplus. Accordingly, the maximum dividend payout to TIG Holdings from its subsidiaries that can be made without regulatory approval during 1998 is $180 million. TIG Holdings received $90 million in dividends from its insurance subsidiaries in the first six months of 1998, as compared to $60 million for the first six months of 1997. Aggregate investments and cash at TIG Holdings were $63 million at June 30, 1998, compared to $39 million at December 31, 1997.

                               TIG HOLDINGS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

Notes Payable. In December 1995, TIG Holdings established an unsecured revolving line of credit with maximum borrowings of $250 million. During first quarter 1998, TIG borrowed $70 million against this facility, of which $55 million remains outstanding at June 30, 1998. In 1995, TIG Insurance Company entered into a five-year $50 million credit facility of which approximately $24 million was outstanding as of June 30, 1998 and December 31, 1997. The facility is a direct financing arrangement with a third-party related to the sale leaseback of certain fixed assets. In addition, TIG Holdings had $99 million of 8.125% notes payable maturing in 2005 outstanding at June 30, 1998 and December 31, 1997.

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

Shareholders' Equity. Shareholders' equity increased by $40 million during the first six months of 1998, primarily due to $63 million in net income and $10 million in common stock issued partially offset by $18 million of common stock repurchases, and $17 million of common and preferred stock dividends. Book value per share increased to $23.60 at June 30, 1998 from $22.82 at December 31, 1997. Excluding the impact of unrealized investment gains, the book value per share would have been $21.69 at June 30, 1998 and $20.90 at December 31, 1997.

As of June 30, 1998, the Board of Directors has authorized common stock repurchases of up to 18.75 million shares of TIG Holdings common stock. Under the repurchase plan, repurchases may be made from time to time on the open market at prevailing market prices or in privately negotiated transactions. Through June 30, 1998, 16.3 million shares have been repurchased (24% of total issued and outstanding including treasury shares at June 30, 1998) at an average cost per share of $28.34, for an aggregate cost of $461 million.

In February and May 1998, TIG Holdings paid quarterly stock dividends of $0.15 per share, the same as the quarterly dividend rate for 1997.

                               TIG HOLDINGS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------
2.9  YEAR 2000
--------------------------------------------------------------------------------

The Year 2000 issue relates to the ability or inability of computer systems to properly interpret date information for the year 2000 and beyond. Many existing computer programs, including TIG's, use only the last two digits to refer to a year (i.e. "98" is used for 1998). Therefore, these computer programs may not properly recognize a year that begins with "20" instead of the familiar "19". If not corrected, these computer applications could fail or create erroneous results.

The insurance business, by its nature, is date sensitive. Proper processing of core policy and claims data is dependent upon correct policy effective dates, policy expiration dates, endorsement dates, premium payment dates, loss dates, loss report dates, and the like. Inaccurate date processing of policy, claims and other information could have a significant adverse impact on the conduct of TIG's daily business operations and the preparation of accurate financial information. Processing of policies expiring in Year 2000 will begin in the fourth quarter of 1998. TIG believes that the failure to make its systems Year 2000 compliant could result in a material disruption of its operations commencing at the end of 1998.

TIG has conducted a review of its core procressing computer systems, including computer hardware and software vendors, to identify and address all code changes, testing and implementation procedures required to make its systems Year 2000 compliant. The Company has instituted a centralized process to facilitate the necessary changes, testing and implementation procedures. While the Year 2000 system remediation project has fallen slightly behind schedule, TIG expects all necessary modifications and testing of its computer systems to be completed by the end of 1998. As of June 30, 1998, TIG had completed the required code changes phase of its Year 2000 system remediation project. The system testing phase is expected to be completed by September 30, 1998 and the user testing phase is anticipated to be completed by December 31, 1998.

TIG currently estimates that approximately $5 to $10 million will be expensed for services rendered by outside vendors related to Year 2000 system modifications, of which approximately $3 million has been expensed for those services inception to date. The aggregate Year 2000 system project costs are expected to represent less than 10% of TIG's 1998 information systems budget. Substantially all of the amounts expensed on Year 2000 system modifications have been used for software remediation and testing. To date, TIG's Year 2000 system project has not caused any significant delays in other key information system projects.

TIG also has significant business relationships with numerous third parties (other than computer software and hardware vendors discussed above) that impact virtually all aspects of TIG's business including without limitation, general agents and brokers which produce and service policies, third party administrators which provide services such as claims adjusting, banks, general suppliers and facility related vendors. In the event that one or more key third parties are unable to make their systems Year 2000 compliant, TIG's operations could suffer a material adverse impact. Currently, TIG does not have substantive information concerning the Year 2000 compliance status of such entities. TIG has instituted a centralized process to indentify key third parties, request information regarding Year 2000 compliance, assess potential risk based upon responses received, and determine any action required to mitigate potential risks. TIG has commenced mailing initial information requests to key third parties and expects to complete the initial mailing by October 1998. Evaluation of the third party responses and determination of any action required is expected to be completed by March 1999. TIG currently cannot estimate the aggregate costs related to ascertaining third party Year 2000 compliance. Expenses to evaluate third party Year 2000 compliance to date are less than $1 million.

In addition, TIG's policyholders may incur Year 2000 related losses. Generally, the type of problems expected to arise from the Year 2000 issue will be business risks rather than insurable risks. However, there is the possibility that TIG's policies may be reformed by judicial decisions, to cover unforeseen liabilities relating to Year 2000 claims. TIG is unable to determine whether Year 2000 claims will be held to have merit or whether such claims will have a material impact on TIG's financial results. To date, TIG has not incurred any losses relating to Year 2000 claims unders its insurance and reinsurance policies.

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

          changes in interest rates which could impact investment yields, the market value of invested assets and ultimately product pricing changes in the frequency and severity of catastrophes which could impact net income, reinsurance costs and cash flow increased competition (on the basis of price, services, or other factors) which could generally reduce operating margins regulatory and legislative changes which could increase the Company's overhead costs, increase federal and state tax assessments, restrict access to profitable markets or force participation in unprofitable markets delays in regulatory approvals for rate and form filings

          changes in ratings assigned to TIG which could impact demand for the Company's products changes in loss payment patterns which could impact cash flow and net investment income changes in estimated overall adequacy of loss and LAE reserves which could impact net income, statutory surplus adequacy and management's decision to continue certain product lines changes in general market or economic conditions which could impact the demand for the Company's products and loss frequency and severity for certain lines of business loss of key management personnel which could impact the development and execution of the Company's business strategy and impact key customer and vendor relationships inability of the Company or third parties with whom the Company has material relations, to address Year 2000 issues on a timely basis

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

Finite reinsurance: Reinsurance that contains an ultimate negotiated limit of risk to the reinsurer with respect to minimum and maximum exposure. This form of reinsurance can be used to mitigate the financial volatility of new programs, or cover exposure to large deductibles under other reinsurance treaties. It can also be used to provide surplus relief or loss development protection.

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

On February 12, 1998, a purported class action complaint, naming TIG and two of its executive officers as defendants, was filed in the United States District Court for the Southern District of New York on behalf of persons who purchased TIG common stock during the period from October 21, 1997 to January 30, 1998, when TIG announced its fourth quarter 1997 results. The complaint alleges that TIG violated the federal securities laws by misrepresenting the adequacy of its underwriting and monitoring standards and loss reserves, and that five of its officers and directors sold shares at prices that were artificially inflated as a result of the alleged misrepresentations. Plaintiffs seek unspecified monetary damages, including punitive damages. Management believes that the lawsuit is without merit and it will be vigorously defended.

                               TIG HOLDINGS, INC.
                           PART II. OTHER INFORMATION

--------------------------------------------------------------------------------
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
--------------------------------------------------------------------------------

At the Company's annual meeting of stockholders on April 30, 1998, the stockholders elected two director's each for terms expiring at the annual meeting of stockholders in the year 2001. The voting results are as follows:


     Election of Director for a term expiring in 2001:

                                             For                   Withheld
                                         ----------                --------
     George B. Bietzel                   45,030,267                 270,312
     George D. Gould                     45,035,219                 265,360

Directors whose terms continued and the years their terms expire are as follows:

Joel S. Ehrenkranz (2000)
The Rt. Hon. Lord Moore (2000)
William W. Priest, Jr. (2000)
Ann W. Richards (2000)
Jon W. Rotenstreich (1999)
Harold Tanner (1999)

The stockholders ratified the appointment of Ernst & Young LLP to serve as independent auditors of the Company for the year 1998. The voting results are as follows:

                                                                    Abstain and
                                                                       Broker
                                    For             Against          Non-Votes
                              ---------------- ----------------- ---------------

                                45,063,132          103,161           134,286

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

     Exhibit 4.8: Form of Capital Securities Certificate of TIG Capital Trust I, (included as Exhibit E to Exhibit 4.7).

 (b) The Company did not file any reports on Form 8-K during the three months ended June 30, 1998.

                               TIG HOLDINGS, INC.
                                   SIGNATURES

--------------------------------------------------------------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:   August 14, 1998                             TIG HOLDINGS, INC.


                                         By:      /s/CYNTHIA B. KOENIG
                                         Name:    Cynthia B. Koenig
                                         Title:   Controller
                                                  (Principal Accounting Officer)


                                         By:      /s/LOUIS J. PAGLIA
                                         Name:    Louis J. Paglia
                                         Title:   Executive Vice President,
                                                  Chief Financial Officer and
                                                  Treasurer
                                                  (Principal Financial Officer)