Form 10-Q
period 1998-09-30
TIG HOLDINGS INC
filed 1998-11-13
CIK 897430

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549
                                _______________

                                   FORM 10-Q


              (X) Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                For the Quarterly Period Ended September 30, 1998

                                       OR

              ( )TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the Transition Period from to

                         Commission File Number 1-11856

          =============================================================


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

          ==============================================================

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes X No _____

     Number of shares of Common Stock, $0.01 par value per share, outstanding as of close of business on September 30, 1998: 51,314,515 excluding 16,258,097 treasury shares.

--------------------------------------------------------------------------------

                               TIG HOLDINGS, INC.
                               INDEX TO FORM 10-Q


PART I.  FINANCIAL INFORMATION                                             Page

Item 1.  Financial Statements

         Condensed consolidated balance sheets as of
         September 30, 1998 (unaudited) and December 31, 1997 ..............3

         Condensed consolidated statements of income for the
         three and nine months ended September 30, 1998
         (unaudited) and September 30, 1997 (unaudited).....................4

         Condensed consolidated statement of changes in
         shareholders' equity for the nine months ended
         September 30, 1998 (unaudited).....................................5

         Condensed consolidated statements of cash flow
         for the nine months ended September 30, 1998
         (unaudited) and September 30, 1997 (unaudited).....................6

         Notes to condensed consolidated financial
         statements (unaudited).............................................7

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.....................14

    2.1  Consolidated Results..............................................15
    2.2  Reinsurance.......................................................18
    2.3  Commercial Specialty..............................................20
    2.4  Custom Markets....................................................22
    2.5  Other Lines.......................................................24
    2.6  Investments.......................................................25
    2.7  Reserves..........................................................28
    2.8  Liquidity and Capital Resources...................................29
    2.9  Year 2000.........................................................31
    2.10 Forward-Looking Statements........................................34
    2.11 Glossary..........................................................35

PART II.   OTHER INFORMATION

Item 1.  Legal Proceedings.................................................37

Item 6.  Exhibits and Reports on Form 8-K..................................39

SIGNATURE..................................................................41

                               TIG HOLDINGS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                 September 30,    December 31,
(In millions, except share data)                                     1998            1997
--------------------------------------------------------------- --------------- ---------------
Assets                                                           (unaudited)
    Investments:
        Fixed maturities at market                                  $3,967          $3,874
          (cost:  $3,792 in 1998 and $3,725  in 1997)
        Short-term and other investments (cost: $242 in 1998
            and $316 in 1997)                                          236             318
--------------------------------------------------------------- --------------- ---------------
          Total investments                                          4,203           4,192
    Cash                                                                36              18
    Accrued investment income                                           52              56
    Premium receivable (net of allowance of: $13  in 1998
                   and $5 in 1997)                                     540             453
    Reinsurance recoverable (net of allowance of: $33 in
                  1998 and $6  in 1997)                              1,848           1,529
    Deferred policy acquisition costs                                  147             155
    Prepaid reinsurance premium                                        190             177
    Income taxes                                                       111             140
    Other assets                                                       169             147
--------------------------------------------------------------- --------------- ---------------
          Total assets                                              $7,296          $6,867
--------------------------------------------------------------- --------------- ---------------

Liabilities
    Reserves for:
        Losses                                                      $3,566          $3,459
        Loss adjustment expenses                                       466             476
        Unearned premium                                               766             738
--------------------------------------------------------------- --------------- ---------------
          Total reserves                                             4,798           4,673
    Reinsurance premium payable                                        115              61
    Funds withheld under reinsurance agreements                        530             319
    Notes payable                                                      164             122
    Other liabilities                                                  376             379
--------------------------------------------------------------- --------------- ---------------
          Total liabilities                                          5,983           5,554
--------------------------------------------------------------- --------------- ---------------
Mandatory redeemable 8.597% capital securities of subsidiary           125             125
trust
--------------------------------------------------------------- --------------- ---------------
Mandatory redeemable preferred stock                                    25              25
--------------------------------------------------------------- --------------- ---------------
Shareholders' Equity
    Common stock - par value $0.01 per share                         1,272           1,257
          (authorized: 180,000,000 shares; issued and
           outstanding:67,574,664 shares in 1998 and
           66,955,288 shares in 1997)
    Retained earnings                                                  244             253
    Accumulated other comprehensive income                             108              96
--------------------------------------------------------------- --------------- ---------------
                                                                     1,624           1,606
    Treasury stock (16,258,097 shares in 1998 and 15,597,021
          shares in 1997)                                            (461)           (443)
--------------------------------------------------------------- --------------- ---------------
          Total shareholders' equity                                 1,163           1,163
--------------------------------------------------------------- --------------- ---------------
          Total liabilities and shareholders' equity                $7,296          $6,867
--------------------------------------------------------------- --------------- ---------------

See Notes to Condensed Consolidated Financial Statements.

                                              TIG HOLDINGS, INC.
                                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                                  (Unaudited)

                                                     Three Months            Nine Months
                                                  Ended September 30,    Ended September 30,
                                                 ---------------------- ----------------------
(In millions, except per share data)               1998        1997       1998        1997
------------------------------------------------ ---------- ----------- ---------- -----------
Revenues
    Net premium earned                             $383        $380     $1,117      $1,092
    Net investment income                            58          70        184         219
    Net realized investment gain (loss)             (2)           2          2           6
------------------------------------------------ ---------- ----------- ---------- -----------
        Total revenues                              439         452      1,303       1,317
------------------------------------------------ ---------- ----------- ---------- -----------

Losses and expenses
    Net losses and loss adjustment expenses         326         259        818         762
incurred
    Commissions and premium related expenses         98          93        261         251
    Other underwriting expenses                      61          29        140          93
    Corporate expenses                               22          11         52          30
    Interest expense                                  7           5         17          15
------------------------------------------------ ---------- ----------- ---------- -----------
        Total losses and expenses                   514         397      1,288       1,151
------------------------------------------------ ---------- ----------- ---------- -----------

Income (loss) before income tax benefit            (75)          55         15         166
(expense)
Income tax benefit (expense)                         28        (15)          1        (51)
------------------------------------------------ ---------- ----------- ---------- -----------

Net income (loss)                                 ($47)         $40        $16        $115
------------------------------------------------ ---------- ----------- ---------- -----------

Net income (loss) per common share               ($0.93)      $0.74      $0.28       $2.10
------------------------------------------------ ---------- ----------- ---------- -----------

Dividend per common share                         $0.15       $0.15      $0.45       $0.45
------------------------------------------------ ---------- ----------- ---------- -----------

See Notes to Condensed Consolidated Financial Statements.

                                             TIG HOLDINGS, INC.
                                       CONDENSED CONSOLIDATED STATEMENT
                                      OF CHANGES IN SHAREHOLDERS' EQUITY
                                                  (Unaudited)

                                                          Accumulated                 Total
                                                             Other                    Share-
                                    Common    Retained   Comprehensive   Treasury    holders'
   (In millions)                    Stock     Earnings       Income        Stock      Equity
   ------------------------------ ----------- ---------- --------------- ---------- -----------

   Balance at December 31, 1997     $1,257      $253          $96        $(443)      $1,163
   Net income                                     16                                     16
   Common and preferred stock
       dividends                                 (25)                                   (25)
   Common stock issued                 10                                                10
   Amortization of unearned
       compensation                     5                                                 5
   Change in net unrealized
       gain on investments                                     12                        12
   Treasury stock purchased                                                (18)         (18)
   ------------------------------ ----------- ---------- --------------- ---------- -----------

   Balance at September 30, 1998   $1,272       $244         $108        $(461)      $1,163
   ------------------------------ ----------- ---------- --------------- ---------- -----------

See Notes to Condensed Consolidated Financial Statements.

                               TIG HOLDINGS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (Unaudited)


                                                                    Nine Months Ended
                                                                      September 30,
                                                               -----------------------------
   (In millions)                                                   1998           1997
   ----------------------------------------------------------- -------------- --------------
   Operating Activities
       Net income                                                   $16           $115
       Adjustments to reconcile net income to cash provided
          by  operating activities:
       Changes in:
            Accrued investment income                                 4            (2)
            Premium receivable                                      (87)          (60)
            Reinsurance recoverable                                (319)          (70)
            Deferred policy acquisition costs                         8           (27)
            Prepaid reinsurance premium                             (13)            13
            Income taxes                                             29             37
            Loss reserves                                           107             23
            Loss adjustment expenses reserves                       (10)          (92)
            Unearned premium reserves                                28             63
            Reinsurance premium payable                              54             10
            Funds held under reinsurance agreements                 211             98
            Other assets, other liabilities and other                30           (83)
   ----------------------------------------------------------- -------------- --------------
          Net cash provided by operating activities                  58             25
   ----------------------------------------------------------- -------------- --------------

   Investing Activities
       Purchases of fixed maturity investments                   (2,040)       (2,071)
       Sales of fixed maturity investments                        1,683          1,896
       Maturities and calls of fixed maturity investments           277            180
       Net decrease (increase) in short-term and other               74           (20)
            investments
       Net additions to property, furniture and equipment           (14)          (29)
       Other                                                        (30)            15
   ----------------------------------------------------------- -------------- --------------
          Net cash used in investing activities                     (50)          (29)
   ----------------------------------------------------------- -------------- --------------

   Financing Activities
       Common stock issued                                           10             29
       Treasury stock purchased                                     (18)         (140)
       Mandatory redeemable capital securities issued                 -            125
       Common stock and preferred stock dividends                   (25)          (26)
       Increase in notes payable                                     42              1
       Other                                                          1              1
   ----------------------------------------------------------- -------------- --------------
          Net cash provided by (used in) financing activities        10           (10)
   ----------------------------------------------------------- -------------- --------------
       Increase (decrease) in cash                                   18           (14)
       Cash at beginning of period                                   18             19
   ----------------------------------------------------------- -------------- --------------
          Cash at end of period                                     $36             $5
   ----------------------------------------------------------- -------------- --------------

See Notes to Condensed Consolidated Financial Statements.

                              TIG HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  For the Nine Months Ended September 30, 1998
                                   (unaudited)

--------------------------------------------------------------------------------
NOTE A. DESCRIPTION OF BUSINESS
--------------------------------------------------------------------------------

TIG Holdings, Inc. ("TIG Holdings") is primarily engaged in the business of property/casualty insurance and reinsurance through its 14 domestic insurance subsidiaries, collectively "TIG" or "the Company". TIG markets its products through three principal operating divisions. A description of each operating division's principal products follows.

Reinsurance. TIG's reinsurance operations are conducted through TIG Reinsurance Company ("TIG Re"). Reinsurance is a form of insurance whereby the reinsurer (i.e. TIG Re) agrees to indemnify another insurance company (the "ceding company") for all or a portion of the insurance risks underwritten by the ceding company under an insurance policy or policies. TIG Re writes both pro rata and excess of loss coverages. TIG Re's primary strategy for excess of loss treaties is to take large participations in working layers of a limited number of programs. TIG Re's predominant source of business is through reinsurance intermediaries. Net premium written for the Reinsurance division was 31% of consolidated net premium written for the three months and nine months ended September 30, 1998, respectively.

Commercial Specialty. Commercial Specialty coverages provide protection against property loss and legal liability for injuries to other persons or damage to their property arising from the policyholder's business operations. Commercial Specialty primarily develops and markets insurance programs where the nature of the risk does not lend itself to traditional commercial insurance. Significant programs include Sports and Leisure, with products for professional and amateur sports events; Workers' Compensation, which provides liability coverage to employers for payment of employee benefits associated with employment related accidents as mandated by state laws; Primary Casualty which focuses on commercial auto, professional liability, construction and marine programs; Excess Casualty which offers lead umbrella and excess umbrella policies; and participation in three Lloyd's of London syndicates writing marine, UK property and aviation business. Commercial Specialty products are principally marketed through large general agents, with which TIG sometimes has exclusive marketing contracts. Net premium written for the Commercial Specialty division comprised 52% and 53% of consolidated net premium written for the three months and nine months ended September 30, 1998, respectively.

Custom Markets. Custom Markets provides personal lines coverages, principally standard automobile, non-standard automobile and homeowners. Automobile policies cover liability to third parties for bodily injury and property damage and physical damage to the insured's own vehicle resulting from collision or various other causes of loss. Homeowners policies protect against loss of dwellings and contents arising from a variety of perils, as well as liability arising from ownership or occupancy. Products are distributed through strategic relationships with general agents ("GAs") and other key distribution partners. Net premium written for the Custom Markets division comprised 19% and 17% of consolidated net premium written for the three and nine months ended September 30, 1998, respectively.

                               TIG HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  For the Nine Months Ended September 30, 1998
                                   (unaudited)

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

Operating results for the nine months ended September 30, 1998 are not necessarily indicative of the results to be expected for the full year. In addition, the Company is actively considering strategic alternatives with its investment banker, Goldman Sachs, including a sale, restructuring or recapitalization of the Company, any of which could cause full year operating results to be materially different from those during the first nine months of 1998. For further information, refer to Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations included in this Form 10-Q and TIG's annual report on Form 10-K for the year ended December 31, 1997.

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


                                            Three Months Ended            Nine Months Ended
                                               September 30,                September 30,
                                          ------------------------    ------------ ------------

(In  millions, except earnings per          1998         1997            1998         1997
 share)
---------------------------------------- ------------ ------------    ------------ ------------
Numerator:
     Net income (loss)                     ($47)         $40              $16         $115
     Less:  Preferred stock dividends         -            -                1            1
---------------------------------------- ------------ ------------    ------------ ------------
     Income available to common            ($47)         $40               15          114
     stockholders


Denominator:
     Weighted average shares
        outstanding for basic EPS           51.0         51.2             51.1         52.2
     Effect of dilutive options              0.3          1.8              0.8          1.8
---------------------------------------- ------------ ------------    ------------ ------------
      Adjusted weighted average shares
         for diluted EPS                    51.3         53.0             51.9         54.0

Basic EPS                                 ($0.93)       $0.77            $0.29        $2.18
---------------------------------------- ------------ ------------    ------------ ------------
Diluted EPS                                    -        $0.74            $0.28        $2.10
---------------------------------------- ------------ ------------    ------------ ------------

                              TIG HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  For the Nine Months Ended September 30, 1998
                                   (unaudited)

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

Deferred Policy Acquisition Costs. Acquisition costs that vary with and are primarily related to the production of new business are generally deferred and amortized ratably over the terms of the underlying policies. These costs principally consist of commissions, premium taxes, and other expenses incurred at policy issuance and renewal.

Premium Deficiency Recognition. A premium deficiency is recognized for an operating division when the sum of expected claim costs and claim adjustment expenses, expected dividends to policyholders, maintenance costs and unamortized acquisition costs exceeds future earned premiums related to non-cancelable in-force policies and related anticipated investment income. A premium deficiency is first recognized by charging unamortized deferred policy acquisition costs to expense and then accruing a liability for any remaining deficiency.

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

Loss Portfolio Reinsurance. Effective January 1, 1998, the Company entered into a loss portfolio reinsurance agreement on a funds held basis for loss and LAE reserves of $265 million related to certain run-off programs. The gain on the cession was deferred and will be amortized into income as losses are paid. Amortization of deferred gain of $2 million and $6 million was recorded as a reduction of incurred losses for the three and nine months ended September 30, 1998, respectively. The contract covers 80% of any adverse loss development incurred in excess of $280 million up to a maximum of $343 million. Any additional future benefit from the contract triggered by adverse loss development will also be deferred and amortized into income as the related losses are paid. Funds held bear interest at 1.7% per quarter beginning April 1, 1998. Related funds held interest of $4 million and $8 million was recorded as a reduction of net investment income for the three months and nine months ended September 30, 1998.

                               TIG HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  For the Nine Months Ended September 30, 1998
                                   (unaudited)

--------------------------------------------------------------------------------

Treasury Stock. At September 30, 1998, the Board of Directors had authorized the repurchase of up to 18.75 million shares of TIG Holdings common stock. As of September 30, 1998, the Company has repurchased 16.3 million shares at an aggregate cost of $461 million. The Company uses the cost method to record the repurchase of treasury shares.

Independent Agents Business Ceding Commission. On December 31, 1997, TIG completed the sale of its Independent Agents personal lines operations, which was principally effected through reinsurance transactions. At close, TIG received a ceding commission in excess of related deferred acquisition costs of $20 million related to the 100% reinsurance of certain Independent Agents business. This ceding commission was recognized in income during 1998 as the related ceded premium was earned. TIG recognized $3 million and $20 million of pre-tax ceding commissions for the three and nine months ended September 30, 1998, respectively.


--------------------------------------------------------------------------------
NOTE C. PREMIUM DEFICIENCY RECOGNITION
--------------------------------------------------------------------------------

In third quarter 1998, a contract dispute arose between the Company and MBNA America Bank, N.A., the producer of an automobile insurance program within the Custom Markets division ("the MBNA program"). The dispute related to certain underwriting and pricing changes to be made by TIG to produce contractually guaranteed rates of return. In September 1998, the MBNA program was terminated. The producer elected under the termination provisions of the agency contract to require TIG to provide a renewal market through September 1, 1999. As a result, TIG recognized a premium deficiency of $33 million in third quarter 1998 related to future earned premium from existing Custom Markets business and mandatory renewals through September 1, 1999, for the MBNA program. The premium deficiency was recorded in TIG's third quarter 1998 income statement by expensing all Custom Markets deferred policy acquisition costs, which totaled $19 million, and establishing additional loss reserves of $14 million. Net premium written for the MBNA program was $30 million for the year ended December 31, 1997 and $65 million for the nine months ended September 30, 1998.


--------------------------------------------------------------------------------
NOTE D.  ALLOWANCE FOR REINSURANCE RECOVERABLE
--------------------------------------------------------------------------------

In third quarter 1998, TIG recorded a $30 million provision for reinsurance recoverables. This provision was based upon new information resulting primarily from an analysis as of the third quarter 1998 and recent dispute negotiations.

                              TIG HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  For the Nine Months Ended September 30, 1998
                                   (unaudited)

--------------------------------------------------------------------------------
NOTE E. CONTINGENCIES
--------------------------------------------------------------------------------

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

On February 12, 1998, a purported class action complaint, naming TIG and two of its executive officers as defendants, was filed in the United States District Court for the Southern District of New York on behalf of persons who purchased TIG common stock during the period from October 21, 1997, to January 30, 1998, when TIG announced its fourth quarter 1997 results. Subsequently, on July 12, 1998, the complaint was amended. The amended complaint alleges that TIG violated the federal securities laws by misrepresenting the adequacy of its underwriting and monitoring standards and loss reserves, and that five of its officers and directors sold shares at prices that were artificially inflated as a result of the alleged misrepresentations. Plaintiffs seek unspecified monetary damages, including punitive damages. Management believes that the lawsuit is without merit and it will be vigorously defended.

                               TIG HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  For the Nine Months Ended September 30, 1998
                                   (unaudited)

--------------------------------------------------------------------------------

On July 17, 1998, TIG Premier Insurance Company ("TIG Premier") filed a complaint and jury demand against MBNA America Bank, N.A. d.b.a. MBNA Insurance Services ("MBNA") in federal court in the Northern District of Texas that was based on an agency agreement between TIG Premier and MBNA (the "Agency Agreement") pursuant to which TIG Premier offered an insurance program that was marketed by MBNA to its customers. In its complaint, TIG Premier sought a declaratory relief judgement declaring that TIG Premier could reduce the commission payable to MBNA and lengthen the 5-year term of the Agency Agreement in order to, at a minimum, reduce TIG Premier's underwriting losses and improve the possibility of TIG Premier achieving the agreed upon 15% minimum rate of return. On August 19, 1998, TIG Premier filed an amended complaint seeking money damages for MBNA's repudiation and breach of the Agency Agreement, including, without limitation the underwriting losses that TIG Premier incurred and the minimum 15% rate of return over the entire five-year initial term of the Agency Agreement, in an amount to be determined at trial. In its amended answer, dated August 31, 1998, MBNA instituted a counterclaim against TIG Premier based on TIG Premier's alleged breach and repudiation of the Agency Agreement, seeking damages in an amount not less than $100 million dollars. Management believes that the liability arising from this case, if any, will not materially impact consolidated operating results.

                              TIG HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  For the Nine Months Ended September 30, 1998
                                   (unaudited)

--------------------------------------------------------------------------------
NOTE F.  COMPREHENSIVE INCOME
--------------------------------------------------------------------------------

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

During the first nine months of 1998 and 1997, total comprehensive income was $28 million and $151 million, respectively. The components of comprehensive income, net of related tax are as follows:


                                               Three Months Ended          Nine Months Ended
                                                  September 30,              September 30,
                                              ----------------------     ----------------------
(In millions)                                   1998        1997            1998       1997
--------------------------------------------- ---------- -----------     ----------- ----------
Net income (loss)                              ($47)        $40              $16       $115
Unrealized gain on marketable securities         12          38               12         36
--------------------------------------------- ---------- -----------     ----------- ----------
Comprehensive income (loss)                    ($35)         $78             $28       $151
--------------------------------------------- ---------- -----------     ----------- ----------

The components of accumulated other comprehensive income, net of related tax, at September 30, 1998 and December 31, 1997 are as follows:


                                                     September 30,     December 31,
         (In millions)                                    1998             1997
         ------------------------------------------ ----------------- ----------------
         Unrealized gain on marketable securities         $110              $98
         Foreign currency translation adjustments           (2)             (2)
         ------------------------------------------ ----------------- ----------------
         Accumulated other comprehensive income           $108              $96
         ------------------------------------------ ----------------- ----------------


--------------------------------------------------------------------------------
NOTE G.  NOTES PAYABLE
--------------------------------------------------------------------------------

The Company borrowed $70 million on its $250 million revolving line of credit in the first quarter of 1998, of which $40 million is currently outstanding at September 30, 1998. The proceeds of the borrowing were utilized for general corporate purposes, including capital contributions to insurance subsidiaries. This borrowing bears interest at a floating rate, currently 5.8275 %.

                               TIG HOLDINGS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

The following discussion provides management's assessment of financial results for the three and nine months ended September 30, 1998 as compared to the three and nine months ended September 30, 1997 and material changes in financial position from December 31, 1997 to September 30, 1998 for TIG Holdings, Inc. ("TIG Holdings") and its subsidiaries (collectively "TIG" or the "Company") and presents management's expectations for the near term. The analysis focuses on the performance of TIG's three major operating divisions, Reinsurance, Commercial Specialty, and Custom Markets, and its investment portfolio, which are discussed at Items 2.2, 2.3, 2.4, and 2.6, respectively. Lines of business that have been de-emphasized ("Other Lines") are discussed at Item 2.5. This discussion updates the "Management's Discussion and Analysis" in the 1997 Annual Report on Form 10-K and should be read in conjunction therewith. In addition, reference should be made to Item 1 - Financial Statements of this Form 10-Q. Key industry terms that appear in the Management's Discussion and Analysis and elsewhere in this document are defined at Item 2.11 - Glossary. Certain reclassifications of prior years' amounts have been made to conform with the 1998 presentation.

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

                               TIG HOLDINGS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------
2.1   CONSOLIDATED RESULTS
--------------------------------------------------------------------------------

Overview. Results of operations for the three and nine months ended September 30, 1998 and 1997 are presented below:


                                             Three Months                  Nine Months
                                          Ended September 30,          Ended September 30,
                                         ----------------------       ----------------------
(In millions)                               1998       1997              1998       1997
---------------------------------------- ----------- ----------       ----------- ----------
Gross premium written                       $551      $533             $1,668     $1,467
---------------------------------------- ----------- ----------       ----------- ----------
Net premium written                         $361      $410             $1,135     $1,179
---------------------------------------- ----------- ----------       ----------- ----------
Net premium earned                          $383      $380             $1,117     $1,092

Less:  Net loss and LAE incurred             326       259                818        762
      Commission expense                      88        82                232        219
      Premium related expense                 10        11                 29         32
      Other underwriting expense              53        27                123         88
      Policyholder dividends incurred          8         2                 17          5
---------------------------------------- ----------- ----------      ----------- ----------
      Underwriting loss                     (102)       (1)              (102)       (14)

Net investment income                         58        70                184        219
Net realized investment gain (losses)         (2)        2                  2          6
Corporate expenses                            22        11                 52         30
Interest expense                               7         5                 17         15
---------------------------------------- ----------- ----------      ----------- ----------

Income   (loss)   before  tax   benefit      (75)       55                 15        166
(expense)
Income tax benefit (expense)                  28       (15)                 1        (51)
---------------------------------------- ----------- ----------      ----------- ----------
Net income (loss)                           ($47)      $40                $16       $115
---------------------------------------- ----------- ----------      ----------- ----------

Net income declined by $87 million in the third quarter and $99 million for the first nine months of 1998 as compared to the corresponding 1997 periods. Third quarter 1998 results were impacted by a number of adjustments and expenses which totaled $101 million pre-tax or $66 million after tax. These adjustments and expenses were composed of the following: a) $47 million of pre-tax adjustments and expenses related to a program within the Custom Markets division, which was placed in run-off in the third quarter. This included the recognition of a premium deficiency of $33 million (See Notes B and C to the Condensed Consolidated Financial Statements) and underwriting losses of $14 million which reflected revised loss incurred and reinsurance benefit assumptions; b) a provision for reinsurance recoverable of $30 million (see Note D to the
Condensed Consolidated Financial Statements); c) an increase in premium receivable allowances for TIG Re and Other Lines of $5 million and $3 million, respectively; and d) other adjustments and expenses including severance for former employees of $6 million, Year 2000 expenditures of $4 million, and other adjustments of $6 million pre-tax, net of $3 million of ceding commission income arising from the December 1997 sale of TIG's Independent Agents business.

                              TIG HOLDINGS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

Excluding these adjustments and expenses, income declined by approximately $21 million after-tax or $29 million pre-tax in the third quarter and $33 million after-tax or $50 million pre-tax for the first nine months of 1998 compared to the corresponding 1997 periods. The adjusted decline in third quarter 1998 pre-tax income was principally attributable to an increase in underwriting losses of $11 million in Commercial Specialty and Other Lines, a decline in net investment income of $12 million and a decline in capital gains of $4 million. The adjusted decline in pre-tax income for the first nine months of 1998 was principally due to a $35 million reduction in investment income and a $12 million increase in selling and administration expense attributable to planned corporate systems and other projects.

Increased utilization of aggregate stop loss and other finite reinsurance coverages provided an additional underwriting benefit of approximately $7 million and $21 million for the third quarter and first nine months of 1998, respectively, as compared to the corresponding 1997 periods. The increased utilization of finite reinsurance coverages is partially in response to favorable market conditions and partially to mitigate the inherent financial volatility of a changing book of business. In addition, ceding commission income arising from the December 1997 sale of TIG's Independent Agents business benefited underwriting results by $3 million and $20 million for the third quarter and first nine months of 1998, respectively. As described below, both the sale of Independent Agents business and increased utilization of finite reinsurance has had a negative impact on investment income.

As previously mentioned, net investment income decreased $12 million or 17% and $35 million or 16% for the third quarter and first nine months of 1998, respectively, as compared to the corresponding 1997 periods. Approximately, $7 million of the year-to-date 1998 decrease is attributable to net assets transferred in December 1997 in connection with the sale of Independent Agents business while approximately $17 million results from increased funds held interest expense resulting from additional utilization of finite reinsurance coverages. The remaining decrease in net investment income is principally attributable to declining gross market investment yields in 1998.

Consideration of Strategic Alternatives. In October 1998, the Company made a public announcement that it is actively considering strategic alternatives with its investment banker, Goldman Sachs, including a sale, restructuring, or recapitalization of the Company. As a result, future operating results could vary materially from those reported for the first nine months of the year.

Ratings. During third quarter 1998 and in October 1998, Standard and Poor's lowered TIG's insurance subsidiaries financial strength rating and TIG Holdings, Inc.'s senior debt rating. These two actions resulted in TIG's insurance subsidiaries financial strength rating being lowered to A from AA- and TIG Holdings, Inc.'s senior debt rating being lowered to BBB from A-. Additionally, A.M. Best Co. placed the "A" (excellent) ratings of TIG Insurance (including subsidiaries which cede 100% of net premium written to TIG Insurance) and TIG Re, under review with negative implications. Further, Moody's Investors Service placed TIG Holdings, Inc.'s senior debt rating of Baa1 under review for possible downgrade. TIG's ability to compete for insurance and reinsurance business and the cost of financing arrangements could be materially impacted by these and any future actions by these agencies.

                               TIG HOLDINGS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

Premium. Oversupply of capital in the insurance industry has resulted in significant downward pricing pressure and has provided additional leverage to brokers and ceding companies in establishing terms, including commission rates, making it increasingly difficult for TIG to write business which meets its profitability standards. TIG's marketing focus for all divisions is to develop program business, which caters to a specific market niche. The following table summarizes net premium written by division:


                                   Three Months                        Nine Months
                               Ended September 30,                 Ended September 30,
                          -------------------------------     -------------------------------
                               1998            1997                1998            1997
                          ------- ------- ------- -------     ------- ------- ------- -------
 (In millions)             NPW      %      NPW      %          NPW      %      NPW      %
 ------------------------ ------- ------- ------- -------     ------- ------- ------- -------

 Reinsurance               $111     31%    $124     30%       $348     31%    $409       35%
 Commercial Specialty       187     52%     179     44%        607     53%     455       39%
 Custom Markets              70     19%      49     12%        197     17%     120       10%
 Other Lines                 (7)    (2%)     58     14%       (17)     (1%)    195       16%
 ------------------------ ------- ------- ------- -------     ------- ------- ------- -------
    Net premium written    $361    100%    $410    100%       $1,135  100%    $1,179    100%
 ------------------------ ------- ------- ------- -------     ------- ------- ------- -------

Consolidated net premium written decreased by $49 million or 12% and $44 million or 4% for the third quarter and first nine months of 1998, respectively, as compared to the corresponding 1997 periods, while ongoing operations net premium written increased $16 million or 5% and $168 million or 17%, respectively. Growth in ongoing operations net premium written slowed in the third quarter of 1998 compared to the first nine months of 1998 due to the seasonality of Lloyd's syndicates and workers compensation premium and the buying down of net retentions in the Managed Compensation business unit from $1 million to $100 thousand in second quarter 1998 (see Item 2.3). Management expects that the termination of the MBNA program in third quarter 1998 will put further pressure on premium growth for the remainder of the year (see Item 2.4). As expected, ongoing operations premium growth was offset in 1998 by a decline in Other Lines net premium written resulting from the sale and 100% reinsurance of TIG's Independent Agents business in December 1997 (see Item 2.5).

Statutory Combined Ratio. The following table presents the components of the Company's statutory combined ratio:

                                        Three Months                       Nine Months
                                     Ended September 30,               Ended September 30,
                                ---------------------------       ----------------------------
  Statutory ratios                  1998          1997                1998           1997
  ----------------------------- ------------- -------------       -------------- -------------
  Loss and LAE                     82.2         68.1                  72.6          69.8
  ----------------------------- ------------- -------------       -------------- -------------
  Commission expense               20.4         21.3                  21.0          19.9
  Premium related expense           2.1          2.9                   2.6           2.8
  Other underwriting expense       11.8          8.2                  10.1           8.4
  ----------------------------- ------------- -------------       -------------- -------------
    Total underwriting expense     34.3         32.4                  33.7          31.1
  Policyholder dividends            0.7          0.7                   1.0           0.9
  ----------------------------- ------------- -------------       -------------- -------------
          Combined                117.2        101.2                 107.3         101.8
  ----------------------------- ------------- -------------       -------------- -------------

                               TIG HOLDINGS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

The statutory combined ratio for the third quarter and first nine months of 1998 increased 16.0 and 5.5 percentage points as compared to the corresponding 1997 periods. Excluding the pre-tax adjustments and expenses of $101 million recorded in third quarter 1998, the combined ratio deteriorated approximately 2.1 percentage points for the third quarter and 0.8 percentage points for the first nine months of 1998 compared to the corresponding 1997 periods. The increase in the combined ratio is primarily attributable to an increase in other underwriting expenses for TIG Re and Commercial Specialty which reflects start-up costs incurred for new business initiatives in conjunction with lower consolidated net premium written. Increased benefits in 1998 from finite reinsurance coverages and a decrease in retention limits for Managed Compensation business from $1 million to $100 thousand (See Item 2.3), have offset, for the most part, a general decline in margins resulting from soft market conditions.


--------------------------------------------------------------------------------
2.2  REINSURANCE
--------------------------------------------------------------------------------

TIG's reinsurance operations are conducted through TIG Reinsurance Company ("TIG Re") which is based in Stamford, Connecticut. TIG Re operates through a number of business units which employ similar underwriting principles but serve differing market needs: Specialty Casualty, Traditional Treaty, London Branch, a Lloyd's Syndicate, Reverse Flow, Specialty Property, Finite Reinsurance and Facultative. Specialty Casualty emphasizes general liability and professional liability lines. TIG Re is often a lead underwriter in these transactions which are usually structured on an excess-of-loss basis. Traditional Treaty reinsures "standard" property/casualty business. The London Branch focuses on worldwide property exposures, with casualty underwriting having been introduced in late 1996, while a fully integrated Lloyd's vehicle (underwriting syndicate) was introduced in December 1996. Specialty Property covers both domestic and international exposures. Finite Reinsurance provides clients with integrated underwriting approaches to control the volatility of financial results over time. TIG Re maintains eight branch offices dedicated to the marketing and underwriting of direct facultative reinsurance on an automatic and individual risk basis. Beginning in the second quarter of 1998, the majority of Reverse Flow business has been placed in run-off, with the remainder being transferred to the Company's Commercial Specialty operations.

                              TIG HOLDINGS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

Premium. The following table summarizes TIG Re's premium production:

                                    Three Months                         Nine Months
                                 Ended September 30,                 Ended September 30,
                            ------------------------------      -------------------------------
                                 1998           1997                 1998            1997
                            --------------- --------------      --------------- ---------------
 (In millions)               NPW      %      NPW      %          NPW      %      NPW      %
 -------------------------- ------- ------- ------- ------      ------- ------- ------- -------
 Specialty Casualty           $48     43%     $56    45%        $146       42%  $168       41%
 London Branch & Lloyd's       25     23%      16    13%          73       21%    61       15%
 Traditional Treaty            22     20%      25    20%          59       17%    81       20%
 Reverse Flow                  19     17%      24    19%          58       17%    55       13%
 Facultative                   10      9%       5     4%          28        8%    17        4%
 Specialty Property             6      5%       8     7%          16        4%    37        9%
 Finite                         3      3%       4     3%          13        4%    28        7%
 Other                        (22)   (20%)   (14)    (11%)       (45)     (13%)  (38)      (9%)
 -------------------------- ------- ------- ------- ------      ------- ------- ------- -------
 -------------------------- ------- ------- ------- ------      ------- ------- ------- -------
     Net premium written     $111      100%  $124     100%      $348      100%  $409      100%
 -------------------------- ------- ------- ------- ------      ------- ------- ------- -------
     Gross premium written   $141            $147               $420            $459
 -------------------------- ------- ------- ------- ------      ------- ------- ------- -------

Net premium written declined by $13 million or 10% in the third quarter of 1998 and $61 million or 15% in the first nine months of 1998 compared to the corresponding 1997 periods. The decrease in net premium written is due to the non-renewal or reduced participation in several large and unprofitable accounts combined with increased use of reinsurance to manage the Company's net underwriting exposure. These declines are being somewhat offset by increased production from new initiatives such as London Branch, Lloyd's and Facultative.

During the first nine months of 1998, TIG Re appointed a new Chief Executive Officer, a new Chief Actuary, a new Chief Financial Officer and replaced several senior underwriters. The appointment of these new executives and the departure of their predecessors, could impact, positively or negatively, existing producer relationships and the availability of new business opportunities

Underwriting Results. The following table summarizes TIG Re's underwriting results:

                                                 Three Months                 Nine Months
                                               Ended September              Ended September
                                                     30,                          30,
                                           ----------------------       ----------------------
  (In millions)                               1998       1997             1998        1997
  ---------------------------------------- ----------- ----------       ---------- -----------
  Net premium earned                         $127       $146              $391        $394
  Less:
     Net loss and LAE incurred                 88        101               264         281
     Commission expense                        34         40               107          97
     Other underwriting expense                18          9                43          29
  ---------------------------------------- ----------- ----------       ---------- -----------
             Underwriting loss               ($13)       ($4)             ($23)       $(13)
  ---------------------------------------- ----------- ----------       ---------- -----------
  Statutory ratios
  ---------------------------------------- ----------- ----------       ---------- -----------
  Loss and LAE                               69.6       69.4               67.7        71.3
  Commission                                 26.1       27.2               28.0        24.2
  Premium related                             0.6        0.8                0.6         0.4
  Other underwriting                          9.8        8.3               10.0         7.3
  ---------------------------------------- ----------- ----------       ---------- -----------
             Combined ratio                 106.1      105.7              106.3       103.2
  ---------------------------------------- ----------- ----------       ---------- -----------

                               TIG HOLDINGS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

TIG Re's underwriting loss for the third quarter and first nine months of 1998 increased $9 million and $10 million, respectively, compared to the corresponding 1997 periods. Results for both 1998 periods include approximately $8 million of adjustments related to an increase in the allowance for uncollectible premiums ($5 million) and for adjustments related to retrospectively rated premiums ($3 million). Results for both 1998 periods reflect overall lower program profitability expectations, partially offset by increased aggregate stop loss reinsurance utilization. The first nine months of 1998 include a favorable arbitration award which reduced first quarter 1998 incurred losses and LAE, while a similar unplanned benefit from a novation transaction reduced incurred losses and LAE in the second quarter of 1998.

The statutory  combined ratio  increased  slightly in the third quarter 1998 and
3.1 points for the first nine months of 1998 compared to the corresponding 1997 periods. The increase in the combined ratio for the first nine months of 1998 is primarily due to an increase in the statutory other underwriting expense ratio as a result of spending on new initiatives and lower net premium volume in 1998 compared to the 1997 periods.


--------------------------------------------------------------------------------
2.3  COMMERCIAL SPECIALTY
--------------------------------------------------------------------------------

Commercial Specialty, based in Irving, Texas, provides specialized insurance products through five main business units: Managed Compensation, Sports and Leisure, Lloyd's Syndicates, Primary Casualty and Excess Casualty. Managed Compensation provides workers' compensation insurance coverages and occupational care management. Workers Compensation insurance covers medical care, rehabilitation, and lost wages of employees who suffer work-related injuries, and provides death benefits for dependents of employees killed in work related accidents. The Sports and Leisure unit offers coverages for professional and amateur sports events. Coverages include spectator liability and participant legal liability, including property and liability packages for a variety of entertainment and leisure activities. Commercial Specialty participates in three Lloyd's syndicates which principally write marine, U.K. property and aviation business. The Primary Casualty unit focuses on commercial auto, professional liability, construction, and marine programs. The Excess Casualty unit offers lead umbrella and excess umbrella policies. Included in the Excess Casualty and Other unit is an operation which began in 1997, the Special Risk Operation, which focuses on healthcare, excess property and excess casualty business.

Premium.   The  following  table  summarizes   Commercial   Specialty's  premium
production:

                                     Three Months                        Nine Months
                                 Ended September 30,                 Ended September 30,
                            -------------------------------     -------------------------------
                                 1998            1997                1998            1997
                            --------------- ---------------     --------------- ---------------
 (In millions)               NPW      %      NPW      %          NPW      %      NPW      %
 -------------------------- ------- ------- ------- -------     ------- ------- ------- -------

 Managed Compensation         $71     38%     $80      44%      $260       43%  $189      41%
 Sports & Leisure              50     27%      57      32%       149       24%   145      32%
 Lloyd's Syndicates            21     11%       3       2%        89       15%    27       6%
 Primary Casualty              28     15%      30      17%        73       12%    71      16%
 Excess Casualty and other     17      9%       9       5%        36        6%    23       5%
 -------------------------- ------- ------- ------- -------     ------- ------- ------- -------
     Net premium written     $187      100%  $179     100%      $607      100%  $455     100%
 -------------------------- ------- ------- ------- -------     ------- ------- ------- -------
     Gross premium written   $267            $245               $823            $594
 -------------------------- ------- ------- ------- -------     ------- ------- ------- -------

                              TIG HOLDINGS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

Net premium written increased $8 million and $152 million for the third quarter and first nine months of 1998 compared to the corresponding 1997 periods. The increase in the third quarter of 1998 is principally attributable to increased production from Lloyd's Syndicates, while the increase for the first nine months of 1998 is attributable to increased production in the Managed Compensation business unit, from Lloyd's Syndicates, as well as new programs brought on since the beginning of the year. The increase in Managed Compensation for the first nine months is primarily attributable to TIG entering into a strategic relationship in the third quarter of 1997 with a general agent that writes program business and also provides loss management services. This relationship contributed $17 million and $84 million of premium in the third quarter and first nine months of 1998 compared to $52 million in both the third quarter and first nine months of 1997. Also contributing to the increase in Managed Compensation premium for the first nine months of 1998 is a better competitive environment in Illinois, and growth in Arizona. The increased production in Lloyd's Syndicates is primarily due to increased participation in the capacity of the syndicates from approximately 18% in 1997 to 41% in 1998.

Growth in the third quarter of 1998 has slowed relative to the first nine months of 1998. This is due to the seasonality of both Lloyd's Syndicates premium production (a large portion of premium is written in the first quarter) and workers compensation renewals (premium writings are greatest in the first quarter), and the second quarter 1998 decision to buy down the net retention in the Managed Compensation business unit from $1 million to $100 thousand. The change in net retention was made to take advantage of favorable reinsurance pricing available due to soft market conditions.

Underwriting   Results.   Underwriting  results  for  Commercial  Specialty  are
presented below:

                                                 Three Months                 Nine Months
                                               Ended September              Ended September
                                                     30,                          30,
                                           ----------------------       ----------------------
  (In millions)                               1998       1997             1998        1997
  ---------------------------------------- ----------- ----------       ---------- -----------
  Net premium earned                         $191       $129             $546        $357
  Less:
      Net loss and LAE incurred               138         87              374         246
      Commission expense                       29         27               94          67
      Premium related expense                   6          4               19          13
      Other underwriting expense               21          9               54          32
      Policyholder dividends incurred           8          2               16           5
  ---------------------------------------- ----------- ----------       ---------- -----------
          Underwriting loss                  ($11)      $ -              ($11)        $(6)
  ---------------------------------------- ----------- ----------       ---------- -----------

  Statutory ratios
  ---------------------------------------- ----------- ----------       ---------- -----------
  Loss and LAE                                72.8       67.0            68.6        68.8
  Commission                                  17.5       20.9            18.4        19.1
  Premium related                              2.8        2.6             3.6         3.2
  Other underwriting                          10.1        6.6             9.0         8.0
  Policyholder dividends                       1.4        1.9             1.9         2.6
  ---------------------------------------- ----------- ----------       ---------- -----------
          Combined ratio                     104.6       99.0           101.5       101.7
  ---------------------------------------- ----------- ----------       ---------- -----------

                               TIG HOLDINGS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

Commercial Specialty's underwriting loss increased by $11 million in the third quarter and $5 million for the first nine months of 1998 compared to the corresponding 1997 periods. Third quarter 1998 results include adjustments and expenses of $4 million to increase policyholder dividend reserves and $2 million of reinsurance recoverable write-offs. In addition, the 1998 underwriting loss is net of benefits realized as a result of changes in the Managed Compensation unit's reinsurance strategy. As previously described, the Managed Compensation unit's net retention was reduced to $100 thousand from $1 million effective April 1, 1998. Managed Compensation also purchased finite reinsurance that allows the unit to stay competitive with other insurers whose states of domicile allow discounting of workers' compensation loss reserves effective January 1, 1998. These changes improved Commercial Specialty's underwriting results by $11 million and $26 million for the third quarter and first nine months of 1998, respectively, compared to the corresponding 1997 periods.

Excluding the 1998 increase in policyholder dividend reserves, write-off of reinsurance recoverables and benefits derived from changing Managed Compensation's reinsurance strategy, Commercial Specialty's underwriting loss increased $16 million in the third quarter and $25million for the first nine months of 1998, respectively, compared to the corresponding 1997 periods. This deterioration is primarily due to pricing pressures in most business units due to soft market conditions and increased underwriting expenses to support new business initiatives and the development of new business processes.


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

Premium.  The following table summarizes Custom Markets premium production:

                                     Three Months                        Nine Months
                                 Ended September 30,                 Ended September 30,
                            --------------- ---------------     -------------------------------
                                 1998            1997                1998            1997
                            --------------- ---------------     --------------- ---------------
 (In millions)               NPW      %      NPW      %          NPW      %      NPW      %
 -------------------------- ------- ------- ------- -------     ------- ------- ------- -------
 Non-standard Auto           $31     44%     $26      53%        $85     43%     $56      47%
 Alternative Distributions    29     41%       9      18%         73     37%      16      13%
 Small Business               15     22%      14      29%         49     25%      48      40%
 Other                        (5)    (7%)      -        -        (10)   (5%)       -       -
 -------------------------- ------- ------- ------- -------     ------- ------- ------- -------
     Net premium written     $70    100%     $49     100%       $197    100%    $120     100%
 -------------------------- ------- ------- ------- -------     ------- ------- ------- -------
     Gross premium written   $81             $57                $223            $134
 -------------------------- ------- ------- ------- -------     ------- ------- ------- -------

                              TIG HOLDINGS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

Custom Markets net premium written increased $21 million for the third quarter of 1998 and $77 million for the first nine months of 1998 as compared to the corresponding 1997 periods. The increased production noted in Alternative Distribution is due to this unit having been formed in late 1996 with limited production in the 1997 periods. The increases noted in Non-standard Auto are principally due to new general agent relationships in California and Texas.

In the third quarter of 1998, the MBNA program within the Alternative Distribution unit was placed in run-off. Under termination provisions of the agency contract, the Company is required to provide a renewal market through September 1, 1999, for this program; however, no new policies are expected to be written during this period. Accordingly, Alternative Distribution net premium written is expected to decline in future quarters. Net premium written for the MBNA program was $30 million for the year ended December 31, 1997 and $65 million for the nine months ended September 30, 1998.

Underwriting Results. Underwriting results for Custom Markets are presented below:


                                                 Three Months                 Nine Months
                                               Ended September              Ended September
                                                     30,                          30,
                                           ----------------------       ----------------------
  (In millions)                               1998       1997             1998        1997
  ---------------------------------------- ----------- ----------       ---------- -----------
  Net premium earned                          $71        $42             $195        $112
  Less:
       Net loss and LAE incurred               78         28              175          73
       Commission expense                      27          8               51          22
       Premium related expense                  3          3                6           6
       Other underwriting expense              11          6               23          15
  ---------------------------------------- ----------- ----------       ---------- -----------
          Underwriting loss                 ($48)       ($3)            ($60)        ($4)
  ---------------------------------------- ----------- ----------       ---------- -----------

  Statutory ratios
  ---------------------------------------- ----------- ----------       ---------- -----------
  Loss and LAE                                90.2       67.3            82.3        65.0
  Commission                                  17.8       19.7            18.7        18.9
  Premium related                              1.8        5.3             1.9         5.6
  Other underwriting                          11.9       13.1            10.2        13.2
  ---------------------------------------- ----------- ----------       ---------- -----------
          Combined ratio                     121.7      105.4           113.1       102.7
  ---------------------------------------- ----------- ----------       ---------- -----------

Custom Markets underwriting losses increased by $45 million in the third quarter of 1998 and $56 million for the first nine months of 1998 compared to the corresponding 1997 periods. This deterioration is principally due to $47 million of pre-tax adjustments and expenses related to the placement of the aforementioned MBNA program in run-off. These adjustments and expenses included the recognition of a premium deficiency of $33 million in third quarter 1998 (See Notes B and C to the Condensed Consolidated Financial Statements), and underwriting losses of $14 million which incorporated revised loss and reinsurance benefit assumptions. The premium deficiency adjustment was based on an analysis by management which estimated future earned premium from existing Custom Markets business and mandatory renewals related to the MBNA program. The estimate of future earned premium and related losses incorporated management's expectations that corrective pricing actions initiated in third quarter 1998 will be completed by the end of 1998 for major state filings, with all filings completed by April 1999. Should management's estimates of future earned premium and losses vary from actual results, future operating results could be impacted either positively or negatively by the MBNA program.

                               TIG HOLDINGS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

Excluding the third quarter 1998 adjustments and expenses, the third quarter 1998 Custom Markets underwriting loss was comparable to third quarter 1997, while the first nine months of 1998 deteriorated approximately $9 million compared to the 1997 period. The deterioration is primarily due to a $10 million increase in underwriting losses in the Alternative Distribution unit during the first six months of 1998.


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

Underwriting Results.  Underwriting results for Other Lines are presented below:

                                                 Three Months                 Nine Months
                                               Ended September              Ended September
                                                     30,                          30,
                                           ----------------------       ----------------------
  (In millions)                               1998       1997             1998        1997
  ---------------------------------------- ----------- ----------       ---------- -----------
  Gross premium written                       $62        $84             $202         $280
  ---------------------------------------- ----------- ----------       ---------- -----------
  Net premium written                        ($7)        $58            ($17)         $195
  ---------------------------------------- ----------- ----------       ---------- -----------
  Net premium earned                         ($6)        $63            ($15)         $229
  Less:
      Net loss and LAE incurred                22         43                5          162
      Commission expense                      (2)          7             (20)           33
      Premium related expense                   -          3                2           11
      Other underwriting expense                4          4                5           14
      Policyholder dividends incurred           -          -                1            -
  ---------------------------------------- ----------- ----------       ---------- -----------
        Underwriting  gain (loss)           ($30)         $6             ($8)           $9
  ---------------------------------------- ----------- ----------       ---------- -----------

Other Lines underwriting loss of $30 million in third quarter 1998 and $8 million in the first nine months of 1998 compares to underwriting gains of $6 million and $9 million for the corresponding 1997 periods. The third quarter and first nine months of 1998 include an approximate $28 million increase in reinsurance recoverable allowances and write-offs (see Note D to the Condensed Consolidated Financial Statements), a $3 million increase in premium receivable allowances and $2 million for the write-off of certain capitalized software. Partially offsetting these charges is the recognition of $3 million and $20 million in the third quarter and first nine months of 1998, respectively, of ceding commissions related to the sale of the Independent Agents unit in December 1997 (see Note B to the Condensed Consolidated Financial Statements). Other Lines results for third quarter 1998 and first nine months of 1998 include $7 million and $22 million, respectively, of benefit recorded under aggregate stop loss and other reinsurance coverage compared to $2 million and $11 million for the corresponding 1997 periods.

                              TIG HOLDINGS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------
2.6  INVESTMENTS
--------------------------------------------------------------------------------

Investment Mix. The goal of ongoing investment strategies is to provide TIG with the most advantageous balance of liquidity with the highest possible return over inflation, within corporate credit guidelines and regulatory restrictions and subject to management's risk tolerance. The following chart summarizes TIG's investment portfolio by investment type:


                                       September 30, 1998             December 31, 1997
                                    --------------------------     ------------------------
                                      Market     % of Market         Market     % of Market
  (In millions)                       Value       Portfolio           Value      Portfolio
  --------------------------------- ----------- --------------     ------------ ------------
  Corporate and other bonds          $1,197          28.5%          $1,282          30.6%
  Mortgage-backed securities          1,094          26.0%             941          22.4%
  U.S. government bonds               1,030          24.5%           1,014          24.2%
  Municipal bonds                       646          15.4%             637          15.2%
  --------------------------------- ----------- --------------     ------------ ------------
  Total fixed maturity investments    3,967          94.4%           3,874          92.4%
  Short-term and other investments      236           5.6%             318           7.6%
  --------------------------------- ----------- --------------     ------------ ------------
  Total invested assets              $4,203         100.0%          $4,192         100.0%
  --------------------------------- ----------- --------------     ------------ ------------

The portfolio gross book yield at September 30, 1998 was 7.1%, as compared to 7.4% at December 31, 1997. The weighted average duration of the portfolio increased to 6.1 years at September 30, 1998 as compared to 5.4 years at December 31, 1997 due to a decline in short-term investments. TIG's objective is to maintain the weighted average duration of its investment portfolio between 4 and 7 years.

Approximately 26% of TIG's portfolio consists of mortgage-backed securities ("MBS"). AAA rated United States federal government agency mortgages now represent approximately 91% of TIG's exposure to MBS. A risk inherent in MBS is prepayment risk related to interest rate volatility. The underlying mortgages may be repaid earlier or later than originally anticipated, depending on the repayment and refinancing activity of the underlying homeowners. Should this occur, TIG would receive paydowns on the principal amount which may have been purchased at a premium or discount and TIG's investment income would be affected by any adjustments to amortization resulting from the prepayments. Pre-payments of MBS securities during 1998 and the subsequent reinvestment of such funds in lower market yield securities have contributed to the aforementioned 1998 decline in portfolio gross book yield. Additionally, interest rate volatility can affect the market value of MBS. All MBS held in the portfolio can be traded in the public market.

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

                               TIG HOLDINGS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

No futures contracts positions were open at September 30, 1998, or December 31, 1997. There were no interest rate swaps at September 30, 1998 compared to $14 million notional face amount of interest rate swaps at December 31, 1997. The total fair value of derivative positions was approximately $63 million, representing 1.6% of total investment asset holdings at September 30, 1998, a slight decrease from December 31, 1997. All TIG derivative financial instruments were with financial institutions rated "A" or better by one or more of the major credit rating agencies.

Investments in TBA's. TIG routinely enters into commitments to purchase securities on a "To Be Announced" ("TBA") basis for which the interest rate risk remains with TIG until the date of delivery and payment. Delivery and payment of securities purchased on a TBA basis can take place a month or more after the date of the transaction. These securities are subject to market fluctuations during this period and it is the Company's policy to recognize any gains and losses only when they are realized. TIG maintains cash and short-term investments with a fair value exceeding the amount of its TBA purchase commitments. At September 30, 1998, there were no outstanding TBA commitments, compared to TBA commitments of $24 million with a fair value of $26 million at December 31, 1997.

Unrealized Gains. Net pre-tax unrealized gains increased $18 million at September 30, 1998, compared to December 31,1997. The following is a summary of net unrealized gains by type of security.


   (In millions)                           September 30,      December 31,
                                                1998              1997          Change
   -------------------------------------- ----------------- ----------------- ------------
   Municipal bonds                             $45                $41             $4
   Mortgage-backed securities                   13                  8              5
   US government bonds                         130                 73             57
   Corporate and other bonds                  (13)                 27            (40)
   Other investments                           (6)                  2             (8)
   -------------------------------------- ----------------- ----------------- ------------
         Net unrealized gains                 $169               $151            $18
   -------------------------------------- ----------------- ----------------- ------------


Investment Income. The following table displays the components of TIG's investment income and mean after-tax investment yields. The yields include interest earned and exclude realized investment gains and losses. These yields are computed using the average of the end of the month asset balances during the period.

                                            Three Months                Nine Months
                                         Ended September 30,        Ended September 30,
                                        ----------------------     ----------------------
   (In millions)                          1998        1997            1998       1997
   ------------------------------------ ---------- -----------     ----------- ----------
   Fixed maturity investments:
         Taxable                           $58         $66            $179       $203
         Tax-exempt                          9           8              28         23
   Short-term and other investments          2           1               6          4
   ------------------------------------ ---------- -----------     ----------- ----------
   Total gross investment income            69          75             213        230
   Investment expenses                       -           -               1          -
   Interest expense on funds held           11           5              28         11
   ------------------------------------ ---------- -----------     ----------- ----------
   Total net investment income             $58         $70            $184       $219
   ------------------------------------ ---------- -----------     ----------- ----------
   Gross investment yield                  7.0%        7.3%            7.1%       7.4%
   ------------------------------------ ---------- -----------     ----------- ----------
   After-tax gross investment yield        4.8%        5.0%            4.9%       5.0%
   ------------------------------------ ---------- -----------     ----------- ----------

                              TIG HOLDINGS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

The $6 million and $17 million decline in gross investment income for the three and nine month periods ended September 30, 1998 compared to the corresponding 1997 periods is due to a lower average invested asset base and a lower average gross yield for the 1998 periods compared to the 1997 periods. The decline in average investable assets is principally due to the transfer of $149 million of investment assets related to the sale of the Independent Agents personal lines operations on December 31, 1997. The decline in gross investment yield is due to a general decline in market yields and a $300 million shift away from high-risk, high-yield securities. The increase in interest expense on funds held is the result of increased utilization of finite reinsurance in 1997 and 1998. As a result of this increased utilization, funds held interest expense is expected to continue to increase in future periods.

Investment Quality. The table below shows the rating distribution of TIG's fixed maturity portfolio:

   (In millions)                          September 30, 1998          December 31, 1997
                                        ----------------------      ----------------------
                                          Market      % of           Market       % of
  Standard & Poor's/Moody's               Value     Portfolio         Value    Portfolio
  ------------------------------------- ----------- ----------      ---------- -----------
  AAA/Aaa                                $2,710      68.3%          $2,541       65.6%
  AA/Aa                                     252       6.4%             261        6.7%
  A/A                                       294       7.4%             209        5.4%
  BBB/Baa                                   296       7.4%             220        5.7%
  Below BBB/Baa                             415      10.5%             643       16.6%
  ------------------------------------- ----------- ----------      ---------- -----------
  Total fixed maturity investments       $3,967     100.0%          $3,874      100.0%
  ------------------------------------- ----------- ----------      ---------- -----------

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

The SVO assigns bond ratings for most publicly held bonds. The SVO ratings are used by insurers when preparing their annual statutory financial statements. State departments of insurance use the bond rating data when attempting to determine whether an insurer's holdings are sound. Investments must fit within certain regulatory guidelines of an insurer's domiciliary state in order for an insurer to be licensed to do business in that state. The SVO ratings range from "1" to "6", with "1" and "2" being the higher quality, "3" being medium grade, and "4" through "6" being lower grade obligations. As of September 30, 1998 and December 31, 1997, approximately 89% and 84%, respectively, of TIG's portfolio, measured on a statutory carrying value basis, was invested in securities rated as "1" or "2".

                               TIG HOLDINGS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------
2.7  RESERVES
--------------------------------------------------------------------------------

TIG maintains reserves to cover its estimated liability for losses and loss adjustment expenses ("LAE") with respect to reported and unreported claims. TIG's reserves for losses and LAE totaled $4,032 million and $3,935 million at September 30, 1998 and December 31, 1997, respectively. The process of estimating loss and LAE reserves involves the active participation of an experienced actuarial staff with input from the underwriting, claims, reinsurance, financial, and legal departments. Management, using the advice of loss reserve specialists, makes a judgment as to the appropriate amount to record in the financial statements. Because reserves are estimates of ultimate losses and LAE, management monitors reserve adequacy over time, evaluating new information as it becomes known and adjusting reserves as necessary. Such adjustments are reflected in current operations.

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

TIG's reserves include an estimate of TIG's ultimate liability for asbestos-related matters, environmental pollution, toxic tort, and other non-sudden and accidental claims for which ultimate values cannot be estimated using traditional reserving techniques. TIG's "environmental" loss and LAE reserves totaled $29 million and $34 million at September 30, 1998 and December 31, 1997, respectively. TIG's environmental claims activity is predominately from hazardous waste and pollution-related claims arising from commercial insurance policies. In connection with TIG's Initial Public Offering in April 1993, an affiliate of TIG's former parent, Transamerica Corporation, agreed to pay 75% of up to $119 million of reserve development and newly reported claims, up to a maximum reimbursement of $89 million, on policies written prior to January 1, 1993, with respect to certain environmental claims involving paid losses and certain LAE in excess of TIG's environmental loss and LAE reserves at December 31, 1992. At September 30, 1998, the Transamerica affiliate had incurred no liability under this agreement.

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

Cash Flow From Operating Activities. The following table summarizes the significant components of cash flow from operations:

                                         Three Months                     Nine Months
                                      Ended September 30,             Ended September 30,
                                     ----------------------          ----------------------
   (In millions)                       1998        1997                1998        1997
   --------------------------------- ---------- -----------          ---------- -----------
   Reinsurance operations               $2         $21                 $84         $91
   Primary operations and
   corporate                            23          28                  94          63
   --------------------------------- ---------- -----------          ---------- -----------
   On-going operations                  25          49                 178         154
   Run-off (Other Lines operations)   (24)         (11)               (120)       (129)
   --------------------------------- ---------- -----------          ---------- -----------
           Total                        $1         $38                 $58          $25
   --------------------------------- ---------- -----------          ---------- -----------

The decline in ongoing operations cash flow for third quarter 1998 compared to 1997 is driven by decreased reinsurance operations premium in conjunction with increased loss payments on programs that have been non-renewed. The decrease in primary operations and corporate cash flow is primarily due to increased loss payments and a decrease in investment income received, offset in part by increased premium receipts. Cash outflow for runoff operations increased due to the timing of loss payments.

Both ongoing operations and runoff operations cash flow improved for the first nine months of 1998 compared to 1997. Reinsurance operations benefited from the net receipt of $62 million in connection with the assumption of certain runoff liabilities of another reinsurer offset in part by increased loss payments relative to premium collections. Primary operations generated increased cash flow due to increased premium production. Contributing to the improvement in runoff cash flow is the expected decline in losses paid.

In October 1998, Standard and Poor's Financial Strength rating ("S&P rating") for TIG's insurance subsidiaries was lowered from A+ to A. Under one of the Company's reinsurance arrangements, the reinsurer has the right to convert the treaty to a funds transferred basis from a funds held basis if the S&P rating falls below A+. Funds withheld subject to transfer were approximately $169 million at September 30, 1998. Any such transfer would result in an approximately equal reduction in gross investment income and funds held interest expense in future periods.

                               TIG HOLDINGS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------
Restrictions on Dividends from Insurance Subsidiaries. The maximum amount of shareholders dividends which the insurance subsidiaries can pay to TIG Holdings is limited to the greater of (i) 10% of statutory surplus as of the end of the preceding year or (ii) the statutory net income for the preceding year except that such amount may not exceed earned surplus. Accordingly, the maximum dividend payout to TIG Holdings from its insurance subsidiaries that can be made without regulatory approval during 1998 is $180 million. TIG Holdings received $125 million in dividends from its insurance subsidiaries in the first nine months of 1998, as compared to $95 million for the first nine months of 1997. Aggregate investments and cash at TIG Holdings were $85 million at September 30, 1998, compared to $39 million at December 31, 1997.

Notes Payable. In December 1995, TIG Holdings established an unsecured revolving line of credit with maximum borrowings of $250 million. During first quarter 1998, TIG borrowed $70 million against this facility, of which $40 million remains outstanding at September 30, 1998. In 1995, TIG Insurance Company entered into a five-year $50 million credit facility of which approximately $25 million and $24 million was outstanding as of September 30, 1998 and December 31, 1997, respectively. The facility is a direct financing arrangement with a third-party related to the sale leaseback of certain fixed assets. In addition, TIG Holdings had $99 million of 8.125% notes payable maturing in 2005 outstanding at September 30, 1998 and December 31, 1997.

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

Shareholder's Equity. Shareholders' equity was unchanged during the first nine months of 1998, primarily due to $16 million in net income, a $12 million increase in unrealized gains, $12 million in common stock issued, and $3 million of unearned compensation amortization which was offset by $18 million of common stock repurchases, and $25 million of common and preferred stock dividends. Book value per share was $22.82 at September 30, 1998 and December 31, 1997. Excluding the impact of unrealized investment gains, the book value per share would have been $20.65 at September 30, 1998 and $20.90 at December 31, 1997.

As of September 30, 1998, the Board of Directors has authorized common stock repurchases of up to 18.75 million shares of TIG Holdings common stock. Under the repurchase plan, repurchases may be made from time to time on the open market at prevailing market prices or in privately negotiated transactions. Through September 30, 1998, 16.3 million shares have been repurchased (24% of total issued and outstanding including treasury shares at September 30, 1998) at an average cost per share of $28.34, for an aggregate cost of $461 million. There were no shares repurchased in the third quarter 1998.

In February, May and August 1998, TIG Holdings paid quarterly stock dividends of $0.15 per share, the same as the quarterly dividend rate for 1997.

                              TIG HOLDINGS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------
2.9  YEAR 2000
--------------------------------------------------------------------------------

The Year 2000 issue relates to the ability or inability of systems (including computer hardware, software and embedded microprocessors) to properly interpret date information relating to the year 2000 and beyond. Many existing systems, including many of TIG's existing systems, use only the last two digits to refer to a year (i.e., "98" is used for 1998). Therefore, these systems may not properly recognize a year that begins with "20" instead of "19". If not corrected, these systems could fail or create erroneous results.

Specific information technology systems that are utilized by TIG, and by third parties with whom TIG has business relationships, include policy, claim and reinsurance processing and administration, accounting, payroll, financial reporting, product development, rate and form development and maintenance, business planning, tax, accounts receivable, accounts payable and numerous word processing and spreadsheet programs. In addition, TIG and third parties with whom TIG has a business relationship are dependent on many non-information technology based systems, such as utility, communication and security systems.

TIG's State of Readiness. TIG has conducted an extensive review of its core processing computer systems, including computer hardware and software vendors, to identify and address all changes, testing and implementation procedures required to make such systems Year 2000 compliant. The Company has a coordinated process to facilitate the necessary changes, testing and implementation procedures. TIG has completed and implemented substantially all of the required code changes of its Year 2000 system remediation project. The Year 2000 system project testing remains slightly behind schedule, and TIG now expects necessary third party software implementation and most major testing of its computer systems to be completed by March 31, 1999. TIG will continue testing its internal systems, as well as its internal systems' abilities to operate with the systems of key third parties, during the remainder of 1999.

TIG has significant business relationships with numerous third parties (other than computer software and hardware vendors discussed above) that impact virtually all aspects of TIG's business, including, without limitation, general agents and brokers which produce and service policies, third party administrators which provide services such as claims adjusting, banks, general suppliers and facility related vendors. In the event that one or more key third parties are unable to make their systems Year 2000 compliant, TIG's operations could suffer a material adverse impact. TIG has a coordinated process to identify key third parties, request information regarding Year 2000 compliance, assess potential risk based upon responses received, and determine any action required to mitigate potential risks. TIG expects to complete mailing requests for information to key third parties by the end of November 1998. TIG has evaluated approximately 35% of the responses received to date from such third parties and is analyzing the need for further action on a case-by-case basis. TIG expects to complete substantially all of its initial evaluation of third party responses by December 31, 1998. Determination of any action required is expected to be completed by March 31, 1999, and TIG will continue to monitor Year 2000 issues relating to such key third parties during the remainder of 1999. Notwithstanding efforts by TIG to assess the third party's systems, there can be no guarantee that such systems will be Year 2000 compliant.

                               TIG HOLDINGS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

The Cost to Address TIG's Year 2000 Issues. TIG currently estimates that approximately $10 to $12 million will be incurred for services rendered by outside vendors related to Year 2000 system modifications, of which approximately $8 million has been incurred to date. During the nine months ended September 30, 1998, such Year 2000 system project costs represented approximately 15% of TIG's actual information systems costs during that period. Substantially all of the amounts incurred on Year 2000 systems modifications have been used for software remediation and testing. To date, TIG's Year 2000 system project has not caused any significant delays in other key information system projects.

In addition to the costs incurred for Year 2000 system modifications, TIG will incur expenses in ascertaining whether key third parties with which it has a material relationship are Year 2000 compliant. TIG estimates that such expenses will not exceed $1 million.

All estimates of future costs related to assessing and achieving Year 2000 compliance are based on management's best estimates and there can be no guarantee that actual amounts expended will not differ from such estimates.

The Risks of TIG's Year 2000 Issues. The insurance business, by its nature, is date sensitive. Proper processing of core policy, reinsurance and claims data is dependent upon correct policy effective dates, policy expiration dates, endorsement dates, premium payment dates, loss dates, loss report dates, and the like. Inaccurate date processing of policy, reinsurance, claims and other information could have a significant adverse impact on the conduct of TIG's daily business operations and the preparation of accurate financial information. During the fourth quarter of 1998, TIG has begun processing insurance contracts expiring in Year 2000. Although some minor Year 2000 related problems have been encountered in processing such contracts, there has not been any material processing disruption to date. However, some Year 2000 related problems may only become apparent over time, beginning as early as the end of 1998. It is possible that future Year 2000 related problems could result in disruptions of TIG's operations in the event that TIG is unable to make its systems fully Year 2000 compliant.

In addition, TIG's policyholders may incur losses stemming from Year 2000 problems. A small percentage of these losses may be insured under certain TIG professional liability policies. In general, however, the types of problems expected to arise from Year 2000 problems will be business risks which are not insurable under standard property and casualty policies. It is possible, however, that certain TIG policies may be reformed by judicial decisions to cover Year 2000 losses which were not contemplated. Further, one of the insurance industry's actuarial methodologies utilizes past losses in order to determine the potential for future losses. The unique nature of the Year 2000 problem, and the resulting unknown impact of this problem, make such an actuarial analysis based on past losses indeterminable at this time. As a result, TIG is unable to determine to what extent Year 2000 claims would be held to have merit or whether such claims, if upheld, would have a material impact on TIG's financial results. To date, TIG has not incurred any losses relating to Year 2000 claims under its insurance and reinsurance policies.

                              TIG HOLDINGS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

Although the Company has taken the actions described above to address the Year 2000 problem, if those actions are not sufficient, the most reasonably likely worst case Year 2000 scenario is that TIG would experience widespread internal and third party systems failures and would be temporarily unable, through automated means, to receive or process new policies, reinsurance, claims and other information and transactions. In addition, the most reasonably likely worst  case  scenario  would  include  some  judicial  reformation  of  policies
extending   coverage  beyond  the  scope   contemplated  by  TIG's  underwriting
practices. Depending on the duration and severity of any systems failures and the extent of any insurable Year 2000 losses, and any other unknowns, including those mentioned above, the most reasonably likely worst case scenario could result in a material adverse effect on the Company.

TIG's Contingency Plans. TIG is in the process of determining the risks it would face in the event certain aspects of its Year 2000 readiness plan fail. TIG is also developing a contingency plan for mission-critical processes and expects to complete this plan by March 31, 1999.

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

--------------------------------------------------------------------------------
2.10  FORWARD-LOOKING STATEMENTS
--------------------------------------------------------------------------------

TIG Holdings would like to caution readers regarding certain forward-looking statements in the Management's Discussion and Analysis and elsewhere in this Form 10-Q. Statements which are based on management's projections, estimates and assumptions are forward-looking statements. The words "believe", "expect", "anticipate" and similar expressions generally identify forward-looking statements. While TIG Holdings believes in the veracity of all statements made herein, forward-looking statements are necessarily based upon a number of estimates and assumptions that, while considered reasonable by TIG Holdings, are inherently subject to significant business, economic and competitive uncertainties and contingencies, including without limitation:

     * changes in interest rates which could impact investment yields, the market value of invested assets and ultimately product pricing

     * changes in the frequency and severity of catastrophes which could impact net income, reinsurance costs and cash flow

     * increased competition (on the basis of price, services, or other factors) which could generally reduce operating margins or result in loss of key producer relationships

     * regulatory and legislative changes which could increase the Company's overhead costs, increase federal and state tax assessments, restrict access to profitable markets or force participation in unprofitable markets

     *    delays in regulatory approvals for rate and form filings

     * changes in ratings assigned to TIG which could impact demand for the Company's products

     * changes in loss payment patterns which could impact cash flow and net investment income

     * changes in estimated overall adequacy of loss and LAE reserves which could impact net income, statutory surplus adequacy and management's decision to continue certain product lines

     * changes in general market or economic conditions which could impact the demand for the Company's products and loss frequency and severity for certain lines of business

     * loss of key management personnel which could impact the development and execution of the Company's business strategy and impact key customer and vendor relationships

     * inability of the Company or third parties with whom the Company has material relations to address Year 2000 issues on a timely basis

     * change in strategic business plans due to sale, restructure or recapitalization of the Company

Many of these uncertainties and contingencies can affect TIG's actual results and could cause its actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, TIG.

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

On February 12, 1998, a purported class action complaint, naming TIG and two of its executive officers as defendants, was filed in the United States District Court for the Southern District of New York on behalf of persons who purchased TIG common stock during the period from October 21, 1997, to January 30, 1998, when TIG announced its fourth quarter 1997 results. Subsequently, on July 12, 1998, the complaint was amended. The amended complaint alleges that TIG violated the federal securities laws by misrepresenting the adequacy of its underwriting and monitoring standards and loss reserves, and that five of its officers and directors sold shares at prices that were artificially inflated as a result of the alleged misrepresentations. Plaintiffs seek unspecified monetary damages, including punitive damages. Management believes that the lawsuit is without merit and it will be vigorously defended.

                              TIG HOLDINGS, INC.
                           PART II. OTHER INFORMATION

--------------------------------------------------------------------------------

On July 17, 1998, TIG Premier Insurance Company ("TIG Premier") filed a complaint and jury demand against MBNA America Bank, N.A. d.b.a. MBNA Insurance Services ("MBNA") in federal court in the Northern District of Texas that was based on an agency agreement between TIG Premier and MBNA (the "Agency Agreement") pursuant to which TIG Premier offered an insurance program that was marketed by MBNA to its customers. In its complaint, TIG Premier sought a declaratory relief judgement declaring that TIG Premier could reduce the commission payable to MBNA and lengthen the 5-year term of the Agency Agreement in order to, at a minimum, reduce TIG Premier's underwriting losses and improve the possibility of TIG Premier achieving the agreed upon 15% minimum rate of return. On August 19, 1998, TIG Premier filed an amended complaint seeking money damages for MBNA's repudiation and breach of the Agency Agreement, including, without limitation the underwriting losses that TIG Premier incurred and the minimum 15% rate of return over the entire five-year initial term of the Agency Agreement, in an amount to be determined at trial. In its amended answer, dated August 31, 1998, MBNA instituted a counterclaim against TIG Premier based on TIG Premier's alleged breach and repudiation of the Agency Agreement, seeking damages in an amount not less than $100 million dollars. Management believes that the liability arising from this case, if any, will not materially impact consolidated operating results.

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

     Exhibit 3.2: Amended and Restated Bylaws of TIG Holdings as adopted by TIG Holdings' Board of Directors on May 18, 1993 (incorporated by reference to
     Exhibit 3.2 to TIG Holding' Registration Statement on Form S-8, File No. 33-63148).

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

     Exhibit 4.8: Form of Capital Securities Certificate of TIG Capital Trust I, (included as Exhibit E to Exhibit 4.7).

                              TIG HOLDINGS, INC.
                           PART II. OTHER INFORMATION

--------------------------------------------------------------------------------

     Exhibit 10.1: Transition Services Agreement dated June 11, 1998 between TIG Holdings, Inc. and Edwin G. Pickett.

     Exhibit 10.2: Employment Agreement dated August 18, 1998 between TIG Holdings, Inc. and Mary R. Hennessy.

(b) The Company did not file any reports on Form 8-K during the three months ended September 30, 1998.