Form 10-K
period 1998-12-31
TIG HOLDINGS INC
filed 1999-03-31
CIK 897430

March 30, 1999


Securities and Exchange Commission
Washington, D.C.  20549


Gentlemen:

Pursuant to the requirements of the Securities Exchange Act of 1934, we are transmitting herewith the attached Form 10-K for TIG Holdings, Inc.

Should you have any questions regarding this submission, please do not hesitate to contact me at (972)831-5013.


/s/Patricia S. Pickard
Senior Vice President and Controller,
TIG Insurance Company
(Principal Accounting Officer)

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

--------------------------------------------------------------------------------
For the Fiscal Year Ended                             Commission File Number
   December 31, 1998                                          1-11856

                               TIG HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)

      Delaware                                            94-3172455
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

The aggregate market value of voting stock held by non-affiliates of the registrant as of March 8, 1999, was $821,735,162.

The number of shares outstanding of the issuer's common stock as of March 8, 1999:

Common  Stock,  $0.01  Par  Value;  51,319,226  shares  outstanding,   excluding
16,258,097 Treasury Shares.

Documents Incorporated by Reference:

Portions  of  the  definitive   proxy  statement  for  the  Special  Meeting  of
Stockholders held on March, 8, 1999, are hereby incorporated by reference into Parts II and III.

                          Exhibit Index is on page ___.

                                      INDEX
--------------------------------------------------------------------------------

PART I

Item 1.      Description of Business.........................................1
     1.1     General.........................................................1
     1.2     Reinsurance.....................................................2
     1.3     Commercial Specialty............................................5
     1.4     Custom Markets..................................................8
     1.5     Other Lines.....................................................10
     1.6     Reserves........................................................11
     1.7     Regulation......................................................17

Item 2.      Business Properties.............................................19

Item 3.      Legal Proceedings...............................................20

Item 4.      Submission of Matters to a Vote of Security Holders.............21

PART II

Item 5.      Market for Registrant's Common Equity and Related
             Shareholder Matters.............................................22

Item 6.      Selected Financial Data.........................................23

Item 7.      Management's Discussion and Analysis of Financial Condition
             and Results of  Operations......................................24

     7.1     Consolidated Results............................................24
     7.2     Reinsurance.....................................................28
     7.3     Commercial Specialty............................................30
     7.4     Custom Markets..................................................33
     7.5     Other Lines.....................................................35
     7.6     Exposure Management.............................................37
     7.7     Investments.....................................................41
     7.8     Liquidity and Capital Resources.................................44
     7.9     Financial Condition.............................................46
     7.10    Year 2000.......................................................48
     7.11    Forward-Looking Statements......................................50
     7.12    Glossary........................................................51

Item 7A.     Disclosure Concerning Market Risk...............................55

Item 8.      Financial Statements and Supplementary Data.....................56

Item 9.      Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosures............................99

PART III

Item 10.     Directors and Executive Officers of the Registrant.............100

Item 11.     Executive Compensation.........................................110

Item 12.     Security Ownership of Certain Beneficial
             Owners and Management..........................................110

Item 13.     Certain Relationships and Related Transactions.................110

PART IV

Item 14.     Exhibits, Financial Statement Schedules and
             Reports on Form 8-K............................................111

                                     PART I

--------------------------------------------------------------------------------
ITEM 1.  DESCRIPTION OF BUSINESS
--------------------------------------------------------------------------------
1.1 GENERAL
--------------------------------------------------------------------------------

TIG Holdings, Inc. ("IG Holdings") is a holding company organized in 1993 as a Delaware corporation. Prior to April 27, 1993, TIG Holdings was wholly-owned by Transamerica Corporation ("Transamerica"). On April 27, 1993, an initial public offering of TIG Holdings' common stock closed, reducing to 27% Transamerica's ownership interest. In December 1993, Transamerica sold this remaining interest through a secondary public offering. TIG Holdings is primarily engaged in the business of property/casualty insurance and reinsurance through its 14 domestic insurance subsidiaries (collectively "TIG" or "the Company"), one or more of which is licensed to write substantially all lines of property/casualty insurance in all states of the United States. Reinsurance products are offered through TIG Reinsurance Company ("TIG Re") which is based in Stamford, Connecticut. Primary property/casualty insurance products are offered through TIG Insurance Company ("TIG Insurance") and the remaining general insurance subsidiaries. Primary products are marketed through two operating segments, Commercial Specialty and Custom Markets, which are based in Irving, Texas.

As of December 31, 1998, TIG had approximately 1,100 salaried employees providing sales, underwriting, claims and service support in 43 active offices. Of direct premium written by TIG in 1998, 21% was written in California, 9% in Florida, 7% in Michigan, 6% in New York, and 5% in Hawaii. No other geographical area, including foreign operations, accounted for more than 5% of direct premium written. Premium produced through Aon Corporation and its subsidiaries ("Aon"), an unaffiliated company that owns among other businesses numerous insurance agencies and brokers, accounted for 34%, 32% and 23% of consolidated net premium written in 1998, 1997 and 1996, respectively. Premium produced by Aon significantly increased in 1997 due to the acquisition by Aon early in 1997 of another of TIG's significant producers.

The following table sets forth consolidated net premium written, classified by statutory line of business:

                                             Years Ended December 31,
                                     ------------------------------------------
 (In millions)                               1998          1997          1996
-------------------------------------------------------------------------------
 Reinsurance operations
    net premium written                     $418          $515          $548
-------------------------------------------------------------------------------
 Workers' compensation                       359           295           260
 Automobile liability                        213           236           244
 General liability                           132           135           110
 Automobile physical damage                   86           118           133
 Commercial multiple peril                    45            45            59
 Lloyd's Syndicates                           79            29             -
 Homeowners                                   11            33            80
 Other                                        75            30            95
-------------------------------------------------------------------------------
 Primary operations net premium written    1,000           921           981
-------------------------------------------------------------------------------
 Total net premium written                $1,418        $1,436        $1,529
-------------------------------------------------------------------------------

Financial information about TIG's operating segments is set forth in Note P of the Consolidated Financial Statements at Item 8 of this Form 10-K. A description of TIG's three operating segments, Reinsurance, Commercial Specialty and Custom Markets, follows at Items 1.2, 1.3, and 1.4, respectively. Lines of business that have been de-emphasized are discussed at Item 1.5. Statements contained in the Description of Business and elsewhere in this document that are not based on historical information are forward-looking statements and are based on management's projections, estimates and assumptions. Management would like to caution readers regarding its forward-looking statements (see Item 7.11 - Forward-Looking Statements). Key industry terms that appear in the Description of Business and elsewhere in this document are defined at Item 7.12. Certain reclassifications of prior years' amounts have been made to conform with the 1998 presentation.

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

Reinsurance can be written on either a pro-rata or excess of loss basis. Under pro-rata reinsurance, the reinsurer receives a predetermined percentage of the insurance premium charged by the ceding company and indemnifies the ceding company against a predetermined percentage of the losses and loss adjustment expenses ("LAE") incurred by the ceding company under the covered primary policy or policies. Under excess of loss reinsurance, the reinsurer, in return for a negotiated premium, indemnifies the ceding company against all or a specified portion of losses and LAE on underlying insurance policies in excess of a specified dollar amount, known as the ceding company's retention, subject to a negotiated policy limit. Excess of loss reinsurance is often written in layers, with one or a group of reinsurers assuming the risk for each layer. The layer or layers just above the ceding company's retention are termed "working layers". Excess of loss also includes contracts which are a proportional share of excess of loss policies written over the policyholders primary coverage. The following table shows TIG Re's net premium written by statutory line of business:

                                                    Years Ended December 31,
                                              ---------------------------------
 (In millions)                                  1998          1997         1996
 ------------------------------------------------------------------------------
 General liability                              $94           $77          $88
 Property                                        91           118           95
 Automobile liability                            67           107           80
 Errors and omissions                            41            46           88
 Workers' compensation                           38            49           33
 Umbrella                                        31            31           32
 Directors and officers                          22            25           26
 Automobile physical damage                      22            23           21
 Medical malpractice                              7            34           85
 Accident and health                              5             5            -
-------------------------------------------------------------------------------
 Total net premium written                     $418          $515         $548
-------------------------------------------------------------------------------
 Percentage of consolidated
    net premium written                         29%           36%          36%
-------------------------------------------------------------------------------

Approximately 46%, 42% and 52% of TIG Re's net premium written in 1998, 1997 and 1996, respectively, was written on an excess of loss basis. TIG Re's primary strategy for excess of loss treaties is to take large participations in working layers of a limited number of programs. By assuming a significant participation in each treaty, TIG Re exercises significant control over the terms and structure of each treaty. Management believes that its emphasis on writing excess of loss treaties in lines of business for which it has specific expertise improves its underwriting results by allowing it to price reinsurance based on its own underwriting rather than on the premium charged by the primary insurer. TIG Re generally seeks to write treaties with working or low layers of attachment, where losses are more quantifiable and which typically carry higher premium.

                                     PART I

--------------------------------------------------------------------------------

Approximately 54%, 58% and 48% of TIG Re's net premium written in 1998, 1997 and 1996, respectively, was written on a pro-rata basis. TIG Re's philosophy is to provide pro-rata coverages when the ceding company's underwriting capabilities are considered superior and where the relationship with the ceding company provides an opportunity for long-term profitability. Pro-rata coverage is preferred in certain segments of the reinsurance market where low limits are sold by the ceding company. Non-standard auto is the prime example of this type of business. Certain other highly volatile lines such as directors and officers liability also merit a pro-rata position as the losses are infrequent but potentially large. The reinsurer would thus want to capture a pro-rata share of the premium to cover this volatile exposure.

The decrease in automobile liability net premium written in 1998 is primarily due to the non-renewal of one large account within the Traditional Treaty business unit (see Item 7.2 - Reinsurance). The decrease in medical malpractice and errors and omissions net premium written in 1997 is due to the termination or reduced participation in several significant treaties (see Item 7.2 - Reinsurance).

Distribution System. TIG Re's predominant source of business is through reinsurance intermediaries. TIG Re writes through approximately 86 brokers, the largest of which accounted for approximately 32%, 31% and 26% of TIG Re's net premium written in 1998, 1997 and 1996, respectively. The five largest brokers accounted for 81%, 65% and 71% of TIG Re's net premium written during the same periods. There was no change in the top three brokers in 1998 from 1997 or 1996. In early 1997, Aon Corporation acquired TIG Re's largest broker. Aon Corporation and its subsidiaries accounted for 32%, 31% and 19% of TIG Re's net premium written in 1998, 1997 and 1996, respectively. There are no commitments that require subsidiaries of Aon Corporation to continue to place business with TIG Re.

TIG Re has approximately 775 insurance company "clients". TIG Re's top five insurance company clients represented 33% of TIG Re's 1998 net premium written, exclusive of business assumed from TIG Insurance. Approximately $48 million, $58 million and $50 million of TIG Re's net premium written in 1998, 1997 and 1996, respectively, was assumed from the Commercial Specialty operating segment of TIG Insurance. Of premium assumed from TIG Insurance, $43 million, $49 million and $18 million was "reverse flow" business in 1998, 1997 and 1996, respectively. Reverse flow is an alternative distribution mechanism whereby TIG Re works with a reinsurance intermediary to identify a primary insurer to the transaction who will issue the primary policy and then cede a significant portion of the risk to TIG Re. During the second quarter of 1998, TIG Re announced that the management and reporting of reverse flow business would be transferred at natural expiration to the Commercial Specialty operating segment of TIG Insurance.

TIG Re maintains a London office, which operates as a branch and underwrites stipulated classes of general insurance business in the U.K. Net premium produced by the London office was $73 million, $64 million and $29 million in 1998, 1997 and 1996, respectively. Approximately 76% of the 1998 London office net premium written pertained to international risks.

During 1996, TIG Re established a fully integrated Lloyd's vehicle with a wholly owned managing agent that manages, and a wholly owned corporate name that provides sole support for syndicate 1218. The formation of syndicate 1218 allows TIG Re to write insurance and reinsurance worldwide. The syndicate produced net written premium of $23 million in 1998 and $13 million in 1997 and has stamp capacity of (pounds) 25 million (approximately $40 million) for the 1999 account. The syndicate allows TIG Re expanded access to international non-marine casualty and property business.

                                    PART I

--------------------------------------------------------------------------------

In late 1996, TIG Re established a new business unit composed of eight branch offices dedicated to the marketing and underwriting of direct facultative reinsurance on an automatic and individual risk basis. This initiative is designed to diversify TIG Re's premium base by allowing it access to a new market segment that will broaden its product base and provide for new opportunities. The facultative unit produced net premium written of $37 million in 1998 and $23 million in 1997. During the first quarter of 1999, the Facultative business unit was sold to Gerling Global Reinsurance Corporation of America.

During 1996, TIG Re was approved as a licensed reinsurer in Canada. In addition, during 1997, TIG Re established a Miami branch as the center for expansion into the Latin America market place. Satellite offices will be opened in target areas depending on the political environment, the insurance and reinsurance market, and licensing requirements. Currently, TIG Re has opened a satellite office in Santiago, Chile. The Latin America unit produced net premium written of $5 million in 1998.

Competition. Competition in the highly competitive reinsurance market has intensified during the past several years as a result of an oversupply of capital in both the reinsurance and primary insurance markets. Reinsurance prices and conditions are not normally subject to the same state regulation applicable to the primary insurance market because reinsurers contract solely with other insurance companies. Reinsurers compete based on many factors, including the financial strength of the reinsurer, the A.M. Best Co. ("Best") rating of the reinsurer, premium charged, other terms and conditions of the reinsurance offered, services offered, timeliness of claims payments, ongoing business relationships, reputation and experience. Based on net premium written, TIG Re is the eleventh largest property/casualty reinsurer in the United States as of September 30, 1998, according to the Reinsurance Association of America. TIG Re has a stand-alone rating of "A" (Excellent) by Best and a financial size category X which corresponds to policyholder surplus levels from $500 million to $750 million. The ratings assigned by Best are based upon factors of concern to policyholders, agents and intermediaries. The rating is under review (see Item
7.9 - Financial Condition).

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

                                     PART I

--------------------------------------------------------------------------------
1.3 COMMERCIAL SPECIALTY
--------------------------------------------------------------------------------

Products. Commercial insurance policies are generally issued to business and governmental entities, organizations, associations and individual professionals. Commercial coverages provide protection against property loss and legal liability for injuries to other persons or damage to their property arising from the policyholder's business operations. Workers' compensation products provide benefits to employees as mandated by state laws for employment-related accidents, injuries or illness. The principal benefits provided by workers' compensation policies are medical and indemnity. Medical benefits cover physician, hospitalization and rehabilitation expenses incurred as a result of a work related injury while indemnity benefits compensate the employee for lost wages. The table below shows Commercial Specialty net premium written by statutory line of business:

                                                      Years Ended December 31,
                                                   ----------------------------
 (In millions)                                       1998       1997      1996
-------------------------------------------------------------------------------
 Workers' compensation                               $358       $305      $203
 Other liability                                      148        127       108
 Lloyd's syndicates                                    79         29        -
 Automobile liability                                  39         40        29
 Commercial multiple peril                             38         35        24
 Other accident and health                             21         26        25
 Medical malpractice                                   15          6         1
 Automobile physical damage                            14         14        20
 Products liability                                    12         14         9
 Ocean marine                                          10          9         6
 Inland marine                                         10         10         6
 Other                                                  3        (2)         9
-------------------------------------------------------------------------------
 Total net premium written                           $747       $592      $440
-------------------------------------------------------------------------------
 Percentage of consolidated net premium written        53%        41%       29%
-------------------------------------------------------------------------------

Commercial Specialty offers products that are distinctive due to the unique nature of risks covered or due to the discrete composition of insured groups. Significant business units include Sports and Leisure, Workers' Compensation, Lloyd's Syndicates, Primary Casualty, Excess Casualty and Special Risk Operations ("SRO"). The Sports and Leisure unit offers coverages for professional and amateur sports events and represents 26% of Commercial Specialty 1998 net premium written. The unit offers spectator liability, legal liability to participants and participant accident coverages, including property and liability packages for a variety of activities such as motorsports, fairs, festivals, ice skating rinks, stadiums, arenas, gaming facilities, ski resorts and bowling facilities. In addition, the book includes retail operations associated with sports and leisure activities, such as motorcycle and boat dealerships and marinas. In 1998, the typical casualty retention on any one policy or event was $2 million. Effective January 1, 1999, casualty retentions were reduced to $1 million.

                                     PART I

--------------------------------------------------------------------------------

The Workers' Compensation business unit produced approximately 43% of Commercial Specialty net premium written in 1998. Among the products offered are non-participating plans, sliding scale and group participating plans, deferral plans and small deductible plans. TIG primarily targets workers' compensation premium growth in states where management believes that reasonable reform has occurred and a favorable long-term operating environment exists. During 1998 and 1997, this unit built upon its template underwritten workers' compensation business by focusing on reducing the overall cost of workers' compensation injuries. This was accomplished through a series of occupational care management initiatives including: formation of an occupational medical management and case management company; entering into a long-term strategic relationship with a general agent that will also provide loss management services to TIG; and, establishment of 24 hour toll free injury reporting and early intervention services. Management believes that these initiatives, combined with TIG's contracted network of Preferred Provider Organizations and medical bill review platform, have positioned TIG as a leader in managed care workers' compensation services. Approximately 33%, 33% and 65% of workers' compensation business was underwritten using the template approach in 1998, 1997 and 1996, respectively.

Net premium written by state for the Workers' Compensation business unit of Commercial Specialty (excluding incidental workers' compensation premium written by other units) is shown in the table below:

                                                Years Ended December 31,
                                    -------------------------------------------
 (In millions)                            1998          1997          1996
 ------------------------------------------------------------------------------
 Florida                                  $40           $24            $2
 Illinois                                  38            36            65
 California                                32            30            21
 Texas                                     17            12             3
 Wisconsin                                 16            15            13
 Georgia                                   14            14             2
 Massachusetts                             14            10             -
 New York                                  12            12             3
 Pennsylvania                              12            14             1
 Arizona                                   11             7             1
 All Other                                115           113            88
 -------------------------------------------------------------------------------
 Total net premium written               $321          $287          $199
 -------------------------------------------------------------------------------

The Primary Casualty unit focuses on commercial auto, professional liability, construction and marine programs. These programs generally offer a customized package of coverages designed for a specific "niche" market and are produced through a limited number of program administrators and general agents ("GAs"). The Excess Casualty unit principally offers lead umbrella and excess umbrella policies. Lead umbrella policies provide liability protection for manufacturing, financial and service businesses above the limits of the primary coverage. Excess umbrella policies provide similar coverage above the lead excess limits. The SRO unit focuses on excess property, healthcare liability and excess casualty coverages. The standard retention on a primary casualty policy is $1 million. For excess casualty policies, retentions vary from $1 million up to $5 million in limited cases.

Distribution System. Commercial Specialty and Workers' Compensation programs are generally marketed through selected program administrators and GAs which have a demonstrated knowledge of the particular specialty class, the coverages offered, the competition, and the pricing. Management's objective is to develop profitable strategic long-term relationships with these producers by developing tailored programs for these key producers and providing exemplary service. Management believes that these strategic relationships will enable TIG to maintain an optimal cost structure while developing specialized underwriting expertise. TIG sometimes has exclusive contracts with GAs. Sports and Leisure business is produced under an exclusive contract with K&K Insurance Agency, Inc., a wholly-owned subsidiary of Aon Corporation. TIG's strategic relationship with Aon Corporation, which includes lines of business other than Sports and Leisure, accounted for approximately 46% of Commercial Specialty operations' 1998 net premium written, compared to 51% in 1997 and 54% in 1996.

                                     PART I

--------------------------------------------------------------------------------

The majority of excess casualty policies are marketed through 9 hub locations throughout the United States that work with large national and regional independent agents and brokers. In addition, a regional office in Hartford, Connecticut assists with sales, underwriting and administrative functions for specialty program business.

In December 1996, TIG Insurance purchased a majority interest in a Lloyd's managing agency, which manages three syndicates. In addition, TIG Insurance established a corporate name with an approximate 60% share of the managed syndicates' 1999 stamp capacity, which has increased from an approximate share of stamp capacity of 40% in 1998 and 18% in 1997. Stamp capacity in 1999 totals (pounds) 206 million (approximately $340 million). The syndicates principally write marine, property, and aviation business.

Competition. The commercial insurance market remains highly competitive across all property/casualty lines of business. TIG competes with other specialty and multi-line property/casualty companies and specialty workers' compensation carriers, some of which are substantially larger and have greater financial resources than TIG. With respect to Commercial Specialty lines of business, TIG distinguishes itself versus its competitors through the application of its expertise in finding value added solutions to products and services for its select distribution (producer) partners. With respect to workers' compensation, management's strategy has been to distinguish TIG from its competitors in four areas: dedicated workers' compensation underwriting, state and substate segmentation, dedicated and local market-focused claims expertise and intensive loss management. Recent legislative reforms in most states have restored the price/cost balance in the workers' compensation system. These reforms, affecting benefits, fraud and managed care policies, have significantly increased competition in the workers' compensation market.

                                     PART I

--------------------------------------------------------------------------------
1.4  CUSTOM MARKETS
--------------------------------------------------------------------------------

Products. Custom Markets products provide property and liability coverages for individuals and small businesses. Automobile policies cover liability to third parties for bodily injury and property damage, and cover physical damage to the insured's own vehicle resulting from collision or various other causes of loss. Homeowners/commercial property policies protect against loss of dwellings/buildings and contents arising from a variety of perils, as well as liability arising from ownership or occupancy.

In the third quarter of 1998, a contract dispute arose between the Company and MBNA America Bank, N.A., the producer of an automobile insurance program within the Custom Markets operating segment ("the MBNA program"). The dispute related to certain underwriting and pricing changes to be made by TIG to produce contractually guaranteed rates of return. In September 1998, the MBNA program was terminated by MBNA ("MBNA"). MBNA elected under the termination provisions of the agency contract to require TIG to provide a renewal market through September 1, 1999. Results for this unit will continue to be reported within the Custom Markets operating segment. The financial results of this action are further discussed at Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations and Note C to the Consolidated Financial Statements at Item 8.

The following table shows Custom Markets net premium written by statutory line of business:

                                                     Years Ended December 31,
                                                -------------------------------
 (In millions)                                       1998       1997      1996
-------------------------------------------------------------------------------
 Automobile liability                                $173       $116      $44
 Automobile physical damage                            74         42       29
 Homeowners                                            11          9       10
 All other                                             22         18       16
-------------------------------------------------------------------------------
 Total net premium written                           $280       $185      $99
-------------------------------------------------------------------------------
 Percentage of consolidated net premium written        20%        13%       6%
-------------------------------------------------------------------------------

Approximately 49% of 1998 automobile policies written by Custom Markets were for non-standard risks. Non-standard auto policies are purchased by insureds who have difficulty obtaining insurance through normal distribution channels, because of characteristics that place them in a higher risk profile. For preferred and standard automobile policies, substantially all have liability coverage and over 77% have comprehensive and collision coverage. Preferred and standard automobile policies are template underwritten for insureds with "acceptable" driving records and insureds who have standard performance automobiles. With the exception of Hawaii business, all personal lines automobile policies are template underwritten.

Standard and upscale homeowners' lines are primarily written in Hawaii. Standard homeowners' policies provide maximum property limits of $350,000 with a minimum required limit of $50,000. A liability limit of $100,000 is typical but may be increased in $100,000 increments up to $500,000. The Excel upscale homeowner's policy provides property limits of up to $10 million with the same liability limits applicable as standard homeowners' policies.

The small business owner's product consists primarily of small package policies and business owners policies ("BOP"), both having premiums of $50,000 or less. Both products are written for low to medium hazard classes. The BOP is completely automated and is template underwritten. Template BOP eligibility is restricted to property location limits of $10 million for lessors' risk, $5million for retail risks, $3 million for office risks, and a $3 million property aggregate limit for all other eligible classes. Commercial package policies have a property location limit of $25 million, which includes auto physical damage. Maximum net retention on any one policy is $1 million. During 1998, the BOP book of business was placed in runoff due to the unit's failure to meet profitability standards.

                                     PART I

--------------------------------------------------------------------------------

Distribution System. The distribution of Custom Markets net premium written by state is displayed in the following table:

                                                   Years Ended December 31,
                                           ------------------------------------
  (In millions)                                1998         1997        1996
 ------------------------------------------------------------------------------
  California                                   $86          $66          $31
  Hawaii                                        56           58           55
  Florida                                       29            9            -
  Pennsylvania                                  21            5            -
  Texas                                         13           19            7
  Minnesota                                     11            5            -
  Other                                         64           23            6
 ------------------------------------------------------------------------------
  Total net premium written                   $280         $185          $99
 ------------------------------------------------------------------------------

Custom Markets' principal distribution strategy is to develop strategic relationships with general agents ("GAs") and other key distribution partners. GAs are the predominate production source for California and Hawaii. Premium production in other states is generated through a number of sources, including GAs, alternative distribution channels and a limited number of independent retail agents. Of the 59 production sources in 1998, 12 generated premiums in excess of $5 million. As additional states are implemented in the non-standard and alternative distribution channels, the geographic distribution of net premium written is expected to shift.

Competition. TIG's Custom Markets operations compete against direct writers, national (upscale) companies and regional companies, some of which are substantially larger and have greater financial resources than TIG. Competition is principally based on price (including differentiation on policy limits, coverages offered, and deductibles), agent commissions, customer service and claims handling reputation.

                                    PART I

--------------------------------------------------------------------------------
1.5  OTHER LINES
--------------------------------------------------------------------------------

Products. Other Lines principally includes the Independent Agents unit, which was sold in December 1997, commercial products which have been placed in run-off due to failure to meet profitability standards and inter-divisional reinsurance activity. Most Other Lines net premium written represents contractually or regulatory required renewals. The following table shows net premium written by statutory line of business:

                                                 Years Ended December 31,
                                              ---------------------------------
 (In millions)                                  1998         1997         1996
-------------------------------------------------------------------------------
 Automobile liability                           $ -          $48          $154
 Automobile physical damage                      (1)          54            86
 Commercial multiple peril                       (2)          (1)           17
 Fire and allied lines                            -            3             5
 Homeowner                                        -           70            79
 Other                                          (24)         (30)          101
-------------------------------------------------------------------------------
 Total net premium written                     ($27)         $144         $442
-------------------------------------------------------------------------------
 Percentage of consolidated
    net premium written                         (2%)          10%          29%
-------------------------------------------------------------------------------

On December 31, 1997, TIG completed the sale of the Retail Independent Agents business (See Item 7.1 - Consolidated Results). As a result, net premium written has declined to $0 in 1998 from $155 million in 1997 and $262 million in 1996.

In February 1996, TIG announced the reorganization of its commercial operations and plans to exit certain lines of business that failed to meet profitability standards. Net premium written from lines of business placed in run-off as a result of this restructure has significantly decreased over time from $140 million in 1996 to $4 million in 1997 and ($1) in 1998.

                                     PART I

--------------------------------------------------------------------------------
1.6  RESERVES
--------------------------------------------------------------------------------

General. The reserve liabilities for property/casualty losses and loss adjustment expenses represent estimates of the ultimate net cost of all unpaid losses and LAE incurred through December 31 of each year. The reserves are determined using estimates of losses for individual claims ("case basis reserves") and statistical projections of reserves for incurred but not reported ("IBNR") claims, allocated LAE and unallocated LAE. Both TIG Insurance and TIG Re maintain actuarial departments that evaluate the adequacy of each subsidiary's loss and LAE reserves. Oversight is provided by TIG Holdings' chief actuary. As described below, reserve procedures differ somewhat between primary insurance and reinsurance.

TIG Insurance. The claims department of TIG Insurance oversees the establishment of case basis reserves for all primary lines policies and is managed centrally from TIG's offices in Irving, Texas. As of December 31, 1998, TIG's dedicated claims staff totaled approximately 160, of which 75 are located in 7 offices across the United States and the remainder are located in Irving, Texas. Approximately two-thirds of the primary lines claims are processed by approximately 80 third party administrators located across the United States. The adequacy of case basis reserves is evaluated by TIG Insurance's actuarial department, which concentrates on those lines of business (third party liability coverages and workers' compensation) for which claims settle over a long period of time. The actuarial evaluation uses accepted actuarial reserving techniques that combine quantitative and qualitative information. The loss projection procedures used in this analysis implicitly incorporate the effect of inflation on loss payments expected to be made in the future. Accident year methodology is used to calculate IBNR reserves that provide for both case reserve deficiency and late reported claims emergence.

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

TIG Re. Case basis reserves for TIG Re are established based on bordereaux and individual case estimates received from ceding companies and additional estimates provided by TIG Re's claims department, which consists of 15 employees located in Stamford, Connecticut. Loss reserves are based upon underwriting year projections that provide for both case reserve deficiency as well as late reported claim emergence. Analyses are conducted either by class of business or by individual program/account. Supplemental ceding company information is used to increase the reliability of the estimates. The actuarial evaluation uses accepted actuarial reserving techniques that combine quantitative and qualitative information. The calculations make appropriate adjustments for changes in rate adequacy in instances where premiums are used in the reserve calculations. The effect of inflation is implicitly, and sometimes explicitly, reflected in the calculations. Losses and allocated LAE are typically projected together.

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

The inherent uncertainty in estimating reserves is increased when significant changes occur. Examples of such changes include: (i) changes in production sources for existing lines of business; (ii) writings of significant blocks of new business; (iii) changes in economic conditions; and (iv) changes in state or federal laws and regulations, particularly insurance reform measures. TIG has experienced significant changes in each of these areas during the past several years. The inherent uncertainties in estimating reserves are greater with respect to reinsurance than for primary insurance due to the diversity of the development patterns among different types of reinsurance contracts, the necessary reliance on ceding companies for information regarding reported claims and differing reserving practices among ceding companies.

Management considers many factors when setting reserves, including: (i) current legal interpretations of coverage and liability; (ii) economic conditions; and
(iii) internal methodologies that analyze TIG's experience with similar cases, information from ceding companies and historical trends, such as reserving patterns, loss payments, pending levels of unpaid claims and product mix. Based on these considerations, management believes that adequate provision has been made for TIG's loss and LAE reserves. Actual losses and LAE paid may deviate, perhaps substantially, from such reserves.

                                     PART I

--------------------------------------------------------------------------------

Analysis of Loss and Loss Adjustment Expense Development. The following table shows the cumulative amount paid against the previously recorded liability at the end of each succeeding year and the cumulative development of the estimated liability for the ten years ended December 31, 1998:

---------------------------------------------------------------------------------------------------------------------
  (In millions)                1988    1989    1990   1991    1992    1993    1994    1995    1996    1997    1998
---------------------------------------------------------------------------------------------------------------------
  Net estimated ultimate
       liability for losses   $1,501  $1,668 $1,916  $2,085  $2,437  $2,738  $2,721  $2,752  $2,634  $2,531  $2,312
  and LAE
---------------------------------------------------------------------------------------------------------------------
  Cumulative paid as of:
       One year later           580    646     719     794     787     796     778     882     837     999
       Two years later          925   1,035  1,210   1,286   1,316   1,304   1,368   1,405   1,481
       Three years later      1,160   1,338  1,508   1,641   1,650   1,681   1,678   1,808
       Four years later       1,328   1,493  1,727   1,848   1,895   1,857   1,920
       Five years later       1,405   1,627  1,856   2,010   1,981   2,001
       Six years later        1,484   1,698  1,952   2,044   2,080
       Seven years later      1,521   1,748  1,948   2,117
       Eight years later      1,553   1,721  1,998
       Nine years later       1,532   1,755
       Ten years later        1,578

  Net liability re-estimated
  as of:
       One year later         1,525   1,712  1,946   2,343   2,582   2,663   2,697   2,768   2,709   2,556
       Two years later        1,538   1,752  2,129   2,459   2,598   2,638   2,700   2,824   2,669
       Three years later      1,549   1,850  2,209   2,512   2,559   2,608   2,700   2,770
       Four years later       1,637   1,871  2,263   2,465   2,525   2,602   2,642
       Five years later       1,646   1,929  2,228   2,436   2,505   2,575
       Six years later        1,674   1,915  2,212   2,425   2,504
       Seven years later      1,660   1,904  2,209   2,432
       Eight years later      1,660   1,907  2,220
       Nine years later       1,657   1,920
       Ten years later        1,672
---------------------------------------------------------------------------------------------------------------------
  Net cumulative redundancy
       (deficiency)           ($171)  ($252) ($304)  ($347)   ($67)   $163     $79    ($18)   ($35)   ($25)
---------------------------------------------------------------------------------------------------------------------
  Gross liability - end of                                   $3,405  $3,845  $3,873  $3,886  $3,760  $3,935  $4,100
  year
  Reinsurance recoverable                                            (1,107) (1,152) (1,134) (1,126) (1,404) (1,788)
                                                              (968)
  Net liability - end of year                                $2,437  $2,738  $2,721  $2,752  $2,634  $2,531  $2,312

  Gross re-estimated                                         $3,331  $3,421  $3,586  $3,890  $3,772  $3,917
  liability
  Re-estimated recoverable                                                     (944) (1,120) (1,103) (1,361)
                                                               (827)   (846)
  Net re-estimated liability                                 $2,504  $2,575  $2,642  $2,770  $2,669  $2,556

  Gross cumulative redundancy
       (deficiency)                                             $74    $424    $287     ($4)   ($12)     $18
---------------------------------------------------------------------------------------------------------------------

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

                                     PART I
--------------------------------------------------------------------------------

The variability in reserve estimates was affected in 1988 and subsequent periods as a result of TIG's acquisition of Fairmont Insurance Company, a workers' compensation insurer in 1987. The acquisition resulted in TIG's existing workers' compensation operation being merged into the Fairmont operation and new operating procedures and automation support being developed to integrate these two dissimilar operations. In 1994, TIG centralized its reinsurance ceded program and increased minimum retentions that changed the pattern of net reserve development for some business units. For the Sports and Leisure business unit, excess of loss covers will attach at higher amounts, lengthening the development tail.

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

Rollforward of Net Liability for Loss and Loss Adjustment Expenses. The following table provides a reconciliation of beginning and ending liability balances, net of reinsurance recoverable, for the years indicated:

                                                  Years Ended December 31,
                                            -----------------------------------
(In millions)                                 1998          1997          1996
-------------------------------------------------------------------------------
 Net liability for losses and LAE
   at beginning of year                     $2,531        $2,634        $2,752
-------------------------------------------------------------------------------
 Provision for losses and LAE
   for current year claims                   1,016         1,076         1,122
 Increase (decrease) in estimated
   ultimate losses and LAE for
     prior years' claims                        25            75            16
-------------------------------------------------------------------------------
 Total losses and LAE incurred               1,041         1,151         1,138
-------------------------------------------------------------------------------
 Loss and LAE payments for claims
    attributable to:
        Current year                           313           417           374
        Prior years                            999           837           882
-------------------------------------------------------------------------------
           Total losses and LAE payments     1,312         1,254         1,256
       Retroactive reinsurance assumed          52             -             -
-------------------------------------------------------------------------------
 Balance December 31, net of
    reinsurance recoverable                  2,312         2,531         2,634
 Reinsurance recoverable, excluding
    amounts recoverable on
      retroactive reinsurance
        ceded of $210 million in 1998        1,788         1,404         1,126
-------------------------------------------------------------------------------
 Gross loss and LAE reserves                $4,100        $3,935        $3,760
-------------------------------------------------------------------------------

In 1998, TIG recognized unfavorable prior year loss and LAE reserve development of $25 million, of which unfavorable development of $24 million was attributable to TIG Insurance and $1 million of unfavorable development was attributable to TIG Re. The unfavorable development in TIG Insurance is primarily attributable to $11 million of development in unallocated LAE costs related to the termination of programs in Other Lines, unallocated LAE reserve strengthening of $7 million, and $6 million of unfavorable loss and allocated LAE development. Retroactive reinsurance assumed represents reserves assumed from third parties for insurable events that have already occurred in exchange for cash and/or investment consideration. These reserves relate to new programs in TIG's workers' compensation lines and Lloyd's Syndicates. No additional premiums or return premiums have been accrued as a result of prior years affects.

                                     PART I

--------------------------------------------------------------------------------

In 1997, TIG recognized unfavorable prior year loss and LAE reserve development of $75 million, of which unfavorable development of $106 million was attributable to TIG Re reserve strengthening and favorable development of $31 million was attributable to TIG Insurance. The reserve strengthening by TIG Re in December 1997 was based on actuarial evaluations of loss data through September 30, 1997, which incorporated enhancements to TIG Re's actuarial process and previously unavailable data. This intensive actuarial review indicated that reserving issues were concentrated in a limited number of large proportional programs, the majority of which were restructured or non-renewed effective January 1, 1997. TIG Re also increased 1997 accident year reserves by $39 million as a result of the September 30, 1997 actuarial study. The total $145 million reserve increase recorded by TIG Re in December 1997 was net of corporate aggregate stop loss reinsurance coverage, including $40 million under a 1995 intercompany agreement with TIG Insurance. The favorable prior year loss reserve development of $31 million for primary lines written by TIG Insurance was principally attributable to continuing favorable workers' compensation development. The majority of this favorable development was reallocated to the 1997 accident year for workers' compensation and various other lines for statutory reporting purposes. The assumption by TIG Insurance in Other Lines of $40 million in losses under the aforementioned intercompany reinsurance agreement was principally offset by a $27 million cession to a corporate aggregate stop loss reinsurance treaty.

The unfavorable loss and LAE reserve development for prior years in 1996 of $16 million is due primarily to adverse development in Other Lines. In connection with the February 1996 restructuring, TIG completed a re-evaluation of loss and LAE reserves related to run-off lines using additional loss development data received during the first quarter of 1996. This data confirmed adverse loss development trends observed in the second half of 1995 and was a consideration in the decision to exit certain lines of business, as discussed at Note B - Summary of Significant Accounting Policies. As a result of this re-evaluation and management's belief that the restructuring decision will make the claims settlement process less consistent and more volatile, TIG increased loss and LAE reserves by $31 million in the first quarter of 1996 for run-off lines, principally for long haul trucking and large accounts. This reserve strengthening was partially offset by continuing favorable development of 1993 and prior years' workers' compensation reserves.

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

TIG Insurance's environmental claims activity is predominately from hazardous waste and pollution-related claims arising from commercial insurance polices. TIG has not written primary coverage for the major oil or chemical companies. Most of TIG Insurance's pollution claims are from small, regional operations or local businesses involved with disposing wastes at dump sites or having pollution on their own property due to hazardous material use or leaking underground storage tanks. These insureds include small manufacturing operations, tool makers, automobile dealerships, contractors, gasoline stations and real estate developers.

TIG Re was formed in December 1987 and has no pre-1985 liabilities. Prior to 1985, policy forms did not typically limit coverage for latent liabilities such as pollution, asbestos and other long-tail environmental liabilities. After that date, policy forms began to limit exposures to such liabilities. As a result, management believes that TIG Re has minimal exposure to such liabilities.

                                     PART I

--------------------------------------------------------------------------------

The following table presents selected data on environmental losses and LAE incurred and reserves outstanding:

                                                  Years Ended December 31,
(In millions, except                           --------------------------------
 number of outstanding claims)                    1998       1997       1996
-------------------------------------------------------------------------------
Net liability for environmental  losses
  and LAE at the beginning of the year             $34        $39        $48
Incurred losses and LAE                              3          6          2
Loss and LAE payments                               (8)       (11)       (11)
-------------------------------------------------------------------------------
Net liability for environmental losses
  and LAE at end of year                            29         34         39
Reinsurance recoverable                             21         18         24
-------------------------------------------------------------------------------
Gross environmental reserves                       $50        $52        $63
-------------------------------------------------------------------------------
Number of outstanding claims(1)                    531        531        545
-------------------------------------------------------------------------------

1) Indicates the number of impacted insured accounts and not individual claimants.

Gross and net environmental loss and LAE reserves declined by 4% and 15%, respectively, in 1998 as compared to 1997.

An affiliate of Transamerica has agreed to pay 75% of up to $119 million of reserve development and newly incurred claims up to a maximum reimbursement of $89 million on policies written prior to January 1, 1993, with respect to certain environmental claims involving paid losses and certain LAE in excess of TIG's environmental loss and LAE reserves at December 31, 1992. Environmental reserves at December 31, 1998 are predominantly related to policies written prior to 1993. At December 31, 1998, the Transamerica affiliate has incurred no liability under this agreement.

Management regularly reassesses the adequacy of environmental reserves as part of the reserve review process. Based upon information available on the date of this report and the aforementioned agreement with Transamerica, management believes that stated environmental reserves are adequate and the ultimate resolution of environmental claims incurred as of December 31, 1998 will not materially impact TIG's consolidated financial position or results of operations.

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

As a result of the regulatory supervision of TIG's insurance company subsidiaries under the California Insurance Holding Company System Regulatory Act, and other similar acts in states where TIG has domestic insurance company subsidiaries (the "Holding Company Act"), the insurance company subsidiaries are required to report information about TIG Holdings. The Holding Company Act contains certain reporting requirements including those requiring the insurance companies to file information relating to TIG's capital structure, ownership, financial condition and general business operations of its insurance subsidiaries. The Holding Company Act contains reporting and prior approval requirements with respect to certain transactions among affiliates.

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

Certain other intercompany transactions between an insurance company and its affiliates, including sales, loans, or investments that in any twelve month period aggregate at least 3% of its admitted assets or 25% of its statutory capital and surplus, are also subject to prior notice to state insurance regulatory authorities. Service agreements and reinsurance agreements are included within such requirements.

Codification. In 1998, the NAIC adopted codified statutory accounting principles ("Codification"). Codification will likely change, to some extent, prescribed statutory accounting practices and may result in changes to the accounting practices that TIG uses to prepare its statutory-basis financial statements. Codification will require adoption by the various states before it becomes the prescribed statutory basis of accounting for insurance companies domesticated within those states. Accordingly, before Codification becomes effective for TIG, the insurance regulatory bodies of states in which TIG writes business must adopt Codification as the prescribed basis of accounting on which domestic insurers must report their statutory-basis results to the Insurance Department. At this time it is anticipated that the State of California, which is the state of domicile for TIG Insurance Company, the primary insurer for TIG, will adopt Codification. Management has not yet determined the impact of Codification on TIG's statutory-basis financial statements.

Risk-Based Capital Rules. The National Association of Insurance Commissioners ("NAIC") adopted a formula to calculate risk-based capital ("RBC") for property/casualty insurance companies. The primary objective of the RBC requirements is to raise the safety net that statutory surplus provides for policyholder obligations. The RBC rules do not have a material impact on TIG's business or on its financial condition. The statutory "risk adjusted" capital for each of TIG's insurance subsidiaries as of December 31, 1998 exceeded minimum requirements.

Guaranty Associations and Involuntary Markets. Most states require property/casualty insurers to become members of insolvency funds or associations, which generally protect policyholders against the insolvency of an insurer writing insurance in the state. Members of the fund or association must contribute to the payment of certain claims made against insolvent insurers. Maximum contributions required by law in any one year vary between 1% and 2% of annual premium written by a member in that state. Assessments from guaranty funds were $1 million for 1998, 1997 and 1996. Most of these payments are recoverable through future policy surcharges and premium tax reductions.

Provision of coverage for less desirable risks through participation in mandatory programs is also required by most states. TIG's participation in assigned risk pools and similar plans mandated now or in the future, creates downward pressure on earnings. Involuntary costs were insignificant in 1998. Involuntary costs increased underwriting losses by $2 million and $9 million in 1997 and 1996, respectively.

                                     PART I
--------------------------------------------------------------------------------
ITEM 2.  BUSINESS PROPERTIES
--------------------------------------------------------------------------------

TIG's business properties include 55 lease locations, which represent approximately 671,000 square feet. TIG occupies approximately 275,000 square feet of space in Irving, Texas for which the lease expires in 2009 and may be extended by TIG for two renewal periods of five years each. All of TIG's other existing leases expire by the end of 2007.

                                    PART I

--------------------------------------------------------------------------------
ITEM 3.  LEGAL PROCEEDINGS
--------------------------------------------------------------------------------

TIG's insurance subsidiaries are routinely engaged in litigation in the normal course of their business. As a liability insurer, the Company defends third party claims brought against its insureds. As an insurer, the Company defends against coverage claims. In the opinion of TIG, based upon information available at the date of this report, no individual item of litigation, or group of similar items of litigation (including asbestos-related and environmental pollution matters and the matters referred to below), taken net of reserves established therefor and giving effect to insurance and reinsurance, is likely to result in judgments for amounts material to TIG's consolidated results of operations or financial condition.

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

On July 17, 1998, TIG Premier Insurance Company ("TIG Premier"), a subsidiary of TIC, filed a complaint and jury demand against MBNA America Bank, N.A. d.b.a. MBNA Insurance Services ("MBNA") in federal court in the Northern District of Texas that was based on an agency agreement between TIG Premier and MBNA (the "Agency Agreement") pursuant to which TIG Premier offered an insurance program that was marketed by MBNA to its customers. In its complaint, TIG Premier sought a declaratory relief judgment declaring that TIG could reduce the commission payable to MBNA and lengthen the 5-year term of the Agency Agreement in order to, at a minimum, reduce TIG Premier's underwriting losses and improve the possibility of TIG Premier's achieving the agreed upon 15% minimum rate of return. On August 19, 1998, TIG filed an amended complaint seeking monetary damages for MBA's repudiation and breach of the Agency Agreement, including, without limitation, the underwriting losses that TIG Premier incurred and the minimum 15% rate of return over the entire five-year initial term of the Agency Agreement, in an amount to be determined at trial. In its amended answer, dated August 31, 1998, MBNA instituted a counterclaim against TIG Premier based on TIG Premier's alleged breach and repudiation of the Agency Agreement, seeking damages in an amount not less than $100 million. Management believes that the liability arising from this case, if any, will not materially impact the Company's consolidated results of operations or financial condition.

On December 9, 1998, a purported shareholder class action was commenced in the Delaware Court of Chancery against the Company, its directors and Fairfax Financial Holdings, Ltd. The complaint alleges, inter alia, that the consideration to be paid pursuant to the Merger Agreement is unfair and inadequate and that the terms of the Merger Agreement were arrived at without a full and thorough investigation by the directors. The complaint seeks injunctive relief, including a judgment enjoining the transaction, and the award of unspecified compensatory damages. The Company believes that the action is without merit and intends to defend the action vigorously.

                                     PART I

--------------------------------------------------------------------------------

TIG's Federal income tax returns are routinely audited by the Internal Revenue Service (IRS) and provisions are made in the financial statements in anticipation of the results of these audits. Following a routine federal income tax audit in September 1997, the IRS issued a Statutory Notice of Deficiency for the tax year 1993 and a Revenue Agents Report for 1994 asserting a tax liability of approximately $170 million excluding interest. The IRS's asserted tax adjustments principally relate to the acquisition made by TIG under the Section 338(h)(10) election of April 27, 1993 in conjunction with TIG's Initial Public Offering and primarily generate temporary differences by creating income in 1993 with corresponding deductions in 1993 and future tax years. TIG strongly disagrees with the IRS' position and, on December 11, 1997, TIG filed a Tax Court Petition challenging it. In connection with the Statutory Notice of Deficiency issued by the IRS for the 1993 tax year, TIG made a $40 million advance tax payment in December 1997, which has been reflected as a current tax asset. While the timing of cash tax payments may be impacted, management believes that revisions to TIG's recorded tax liability, if any, arising from the IRS' audit will not materially impact consolidated net income or the financial condition of the Company.


--------------------------------------------------------------------------------
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
--------------------------------------------------------------------------------

There were no matters submitted to a vote of security holders, through solicitation of proxies or otherwise, during the fourth quarter of 1998.

                                    PART II

--------------------------------------------------------------------------------
ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                SHAREHOLDER MATTERS
--------------------------------------------------------------------------------

The principal market in which TIG Holdings' common stock is traded is the New York Stock Exchange. There were 492 shareholders of record on December 31, 1998, representing approximately 20,000 beneficial owners. Information concerning restrictions on the ability of TIG Holdings' subsidiaries to transfer funds to TIG Holdings in the form of cash dividends is set forth in Item 7.8 - Liquidity and Capital Resources - Liquidity Restrictions and Note J to the Consolidated Financial Statements at Item 8.

The closing market price and cash dividends paid by calendar quarter for 1998 and 1997 are as follows:

                          1998                            1997
           --------------------------------   --------------------------------
             Market Price        Dividend        Market Price        Dividend
           ------------------                 -------------------
Quarter     High       Low       per Share      High      Low        per Share
-------------------------------------------------------------------------------
  1        $33.938   $24.625       $0.15       $38.000  $31.750       $0.15
  2        $27.250   $23.000       $0.15       $31.938  $26.625       $0.15
  3        $24.250   $12.875       $0.15       $35.000  $30.125       $0.15
  4        $15.813   $11.813       $0.15       $36.375  $31.063       $0.15
-------------------------------------------------------------------------------
Year end closing     $15.563                            $33.188
  price
-------------------------------------------------------------------------------

The closing price of TIG Holdings' common stock on March 8, 1999 was $16.063. For the period from January 1, 1999 through March 8, 1999, the high closing market price was $16.063 and the low closing market price was $15.500.

Merger with Fairfax Financial Holdings Limited. On December 3, 1998, the Company announced the proposed merger of FFHL, Inc., a wholly-owned subsidiary of Fairfax Financial Holdings Limited (Fairfax), with TIG Holdings, Inc. Fairfax is a financial services holding company that, through its subsidiaries, is engaged in property, casualty and life insurance and reinsurance, investment management and insurance claim management. The merger will be the culmination of an evaluation of strategic alternatives initiated by the Company's Board of Directors in an effort to determine the course of action that was in the best interest of the Company and its stockholders. Under the Agreement and Plan of Merger (the "Agreement"), Fairfax has agreed to convert each share of common stock of the Company issued and outstanding immediately prior to the effective time (as defined in the Agreement) into the right to receive $16.50 in cash, without interest. A copy of the Agreement was included in the definative Proxy Statement for the March 8, 1999 special meeting of stockholders. At that meeting, the stockholders approved the merger agreement. The obligations of the Company and Fairfax to effect the merger are subject to, among other things, the condition that necessary insurance regulatory approvals are obtained.

                                     PART II

--------------------------------------------------------------------------------
ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------------------------------------------------------

The following information should be read in conjunction with Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations and with the audited Consolidated Financial Statements and notes thereto at Item 8 - Financial Statements and Supplementary Data.


(In millions except per share data)                       1998        1997        1996         1995        1994
--------------------------------------------------------------------------------------------------------------------
Consolidated Results:
Net premium earned                                      $1,447      $1,466      $1,539        $1,618      $1,549
Net investment income                                      235         290         290           268         249
Net investment and other gain (loss)                       (12)          1          (4)          (11)        (20)
                                                      --------------------------------------------------------------
   Total revenues                                        1,670       1,757       1,825         1,875       1,778
                                                      --------------------------------------------------------------
Insurance claims and operating expenses                  1,567       1,631       1,604         1,677       1,696
Corporate expenses                                          81          44          37            37          37
Interest expense                                            23          20           9             6           -
Restructuring charges                                        -           -         100             -           -
                                                      --------------------------------------------------------------
   Total expenses                                        1,671       1,695       1,750         1,720       1,733
                                                      --------------------------------------------------------------
Income (loss) before tax                                   ($1)        $62         $75          $155         $45
Net income                                                  $8         $52         $79          $118         $52
--------------------------------------------------------------------------------------------------------------------
GAAP Ratios:
Loss and LAE ratio                                        72.0        78.6        74.0          72.9        76.1
Underwriting expense ratio                                34.7        31.8        30.0          31.0        33.6
Policyholder dividend ratio                                1.6         0.9         0.2           0.9         1.2
                                                      --------------------------------------------------------------
Combined ratio                                           108.3       111.3       104.2         104.8       110.9
--------------------------------------------------------------------------------------------------------------------
Per Share Results:
Basic net income per common share                        $0.13       $0.97       $1.36         $1.91       $0.79
Basic weighted average common shares                      50.9        51.8        56.4          60.8        63.1
Diluted net income per common share                      $0.13       $0.94       $1.32         $1.90       $0.78
Diluted weighted average common shares                    51.2        53.5        58.3          61.4        63.2
--------------------------------------------------------------------------------------------------------------------
Financial Position:
Investments                                             $3,894      $4,192      $4,233        $4,550      $3,919
Total assets                                             7,215       6,867       6,476         6,683       6,116
Reserves for losses and LAE                              4,100       3,935       3,760         3,886       3,873
Notes payable                                              125         122         123           120           -
Mandatory redeemable preferred stock                        25          25          25            25          25
Mandatory redeemable capital securities                    125         125           -             -           -
Shareholders' equity                                     1,127       1,163       1,207         1,376       1,042
--------------------------------------------------------------------------------------------------------------------
Common Stock:
Market high                                            $33.938     $38.000     $34.000       $28.500     $23.250
Market low                                              11.813      26.625      26.250        18.625      17.250
Market close                                            15.563      33.188      33.875        28.500      18.750
Common shares outstanding net of treasury stock           51.0        51.0        53.9          59.6        62.0
Dividends declared per common share                      $0.60       $0.60       $0.20         $0.20       $0.20
Book value per common share                             $22.10      $22.82      $22.41        $23.09      $16.81
--------------------------------------------------------------------------------------------------------------------
Statutory Results:
Combined Surplus                                          $964      $1,013        $975          $952        $901
                                                      --------------------------------------------------------------
Net income                                                $131        $121        $184          $136         $13
                                                      --------------------------------------------------------------
Loss and LAE ratio                                        72.1        78.6        73.8          72.9        76.4
Underwriting expense ratio                                34.5        32.1        30.2          30.7        32.1
Policyholder dividends ratio                               1.0         0.8         1.0           1.7         1.9
                                                      --------------------------------------------------------------
Combined ratio                                           107.6       111.5       105.0         105.3       110.4
Net premium written to surplus ratio                      1.5X        1.4X        1.6X          1.7X        1.8X
--------------------------------------------------------------------------------------------------------------------

                                    PART II

--------------------------------------------------------------------------------
ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------
7.1      CONSOLIDATED RESULTS
--------------------------------------------------------------------------------

The following discussion provides management's assessment of financial results and material changes in financial position for TIG Holdings, Inc. ("TIG Holdings") and its subsidiaries (collectively "TIG") and presents management's expectations for the near term. The analysis focuses on the performance of TIG's three major operating segments, Reinsurance, Commercial Specialty and Custom Markets, and its investment portfolio, which are discussed at Items 7.2, 7.3,
7.4 and 7.7, respectively. Lines of business that have been de-emphasized ("Other Lines") are discussed at Item 7.5. For a better understanding of this analysis, reference should be made to Item 8 - Financial Statements and Supplementary Data.

TIG Holdings would like to caution readers regarding certain forward-looking statements in the Management's Discussion and Analysis and elsewhere in this Form 10-K (see Item 7.11- Forward-Looking Statements). Key industry terms that appear in the Management's Discussion and Analysis and elsewhere in this document are defined at Item 7.12. Certain reclassifications of prior years' amounts have been made to conform to the 1998 presentation.

Overview. Net income decreased by $44 million or 85% in 1998 as compared to 1997. 1998 results were impacted by a number of adjustments and expenses that totaled $120 million pre-tax or $78 million after tax. These adjustments and expenses were composed of the following: a) $48 million of pre-tax adjustments and expenses related to a program within the Custom Markets operating segment, which was placed in run-off in the third quarter of 1998. This included the recognition of a premium deficiency of $33 million (See Notes B and C to the Consolidated Financial Statements) and underwriting losses of $15 million, which reflected revised loss incurred and reinsurance benefit assumptions; b) a provision for reinsurance recoverable of $30 million; c) an increase in premium receivable allowances for TIG Re and Other Lines of $5 million and $3 million, respectively; and d) other pre-tax adjustments and expenses including severance for former employees of $15 million, Year 2000 expenditures of $8 million, and other adjustments of $11 million. 1997 results include a $145 million ($94 million after-tax) strengthening of current and prior year loss and LAE reserves by the Reinsurance operating segment (See Item 1.6 - Reserves). Excluding the 1998 adjustments and expenses and the 1997 strengthening of current and prior year loss and LAE reserves, income declined by approximately $60 million after-tax or $88 million pre-tax. The adjusted decline in 1998 pre-tax income was principally attributable to a decline in net investment income of $55 million, a $13 million increase in selling and administrative expenses (excluding items included in the adjustments and expenses described above) attributable to various system projects and other initiatives, a deterioration in investment gains and losses of $13 million and an increase in underwriting losses (excluding items included in adjustments and expenses described above) of $7 million.

Increased  utilization  of  aggregate  stop  loss and other  finite  reinsurance coverages provided an additional underwriting benefit of approximately $21 million in 1998 as compared to 1997. The increased utilization of finite reinsurance coverages is partially in response to favorable market conditions and partially to mitigate the inherent financial volatility of a changing book of business. In addition, ceding commission income arising from the December 1997 sale of TIG's Independent Agents business benefited underwriting results by $20 million in 1998. As described below, both the sale of Independent Agents business and increased utilization of finite reinsurance has had a negative impact on investment income.

                                     PART II

--------------------------------------------------------------------------------

As previously mentioned, net investment income decreased $55 million in 1998 compared to 1997. Approximately $10 million of the decrease is attributable to net assets transferred in December 1997 in connection with the sale of Independent Agents business while approximately $29 million results from increased funds held interest expense resulting from additional utilization of finite reinsurance coverages. The remaining decrease in net investment income is principally attributable to declining gross market investment yields in 1998 and a repositioning of the portfolio in late 1998 in anticipation of strategic alternatives being pursued.

Net income decreased by $27 million or 34% in 1997 as compared to 1996 due primarily to the $145 million strengthening of current and prior year loss and LAE reserves by the Reinsurance operating segment as described above. Excluding the $100 million ($65 million after tax) restructuring charge recorded in 1996, net income would have decreased by $92 million in 1997 as compared to 1996. Interest expense increased by $11 million in 1997 over 1996 from the issuance of $125 million of mandatory redeemable capital securities in January 1997 (see Note H to the Consolidated Financial Statements at Item 8.). Corporate expenses increased by $7 million due primarily to expansion of corporate actuarial and underwriting staffs and system initiatives, including analysis of "Year 2000" exposures (see Item 7.10 - Year 2000).

The following table shows the major components of net income:

                                                   Years Ended December 31,
                                                -------------------------------
 (In millions)                                   1998        1997        1996
-------------------------------------------------------------------------------
 Gross premium written                          $2,141      $1,943      $1,924
-------------------------------------------------------------------------------
 Net premium written                            $1,418      $1,436      $1,529
-------------------------------------------------------------------------------

 Net premium earned                             $1,447      $1,466      $1,539
   Less:
     Losses and LAE incurred                     1,041       1,151       1,138
     Underwriting expenses and policyholder        526         480         466
        dividends
-------------------------------------------------------------------------------
     Underwriting loss                            (120)       (165)        (65)

 Net investment income                             235         290         290
 Net investment and other gain (loss)              (12)          1          (4)
 Interest expense                                  (23)        (20)         (9)
 Corporate expense                                 (81)        (44)        (37)
 Restructuring charges                               -           -        (100)
-------------------------------------------------------------------------------
 Income before tax benefit (expense)                (1)         62          75
 Income tax benefit (expense)                        9         (10)          4
-------------------------------------------------------------------------------

 Net income                                         $8         $52         $79
-------------------------------------------------------------------------------

Consideration of Strategic Alternatives. In October 1998, the Company made a public announcement that it was actively considering strategic alternatives with its investment banker, Goldman Sachs, including, among other alternatives, a sale of the Company. As a result, in December 1998, the Company signed a merger agreement with Fairfax Financial Holdings Limited ("Fairfax"), in which Fairfax will acquire TIG in a cash merger (see Note C to the Consolidated Financials Statements at Item 8).

Closing of Offices and Termination of Employment of Certain Officers. During 1998, the Company decided to downsize executive offices in New York City, consolidating corporate functions with its corporate headquarters in Irving, Texas. In addition, the Company decided to close its staff counsel offices located throughout the continental United States and outsource supervision of claims litigation previously performed by these offices.

                                    PART II

--------------------------------------------------------------------------------

As a result of the closing of the company's executive offices in new York City, the employment of certain executive or senior officers of TIG was terminated. These executive or senior officers included Peter M. Acton, Senior Vice President and General Counsel, and Louis J. Paglia, Senior Vice President and Treasurer. In addition, Edwin G. Pickett, Executive Vice President and Chief Financial Officer of the Company, resigned his position. For the purpose of the severance agreement between TIG and Mr. Pickett, the circumstances of his resignation met the agreement's definition of involuntary termination, thereby entitling Mr. Pickett to all benefits provided by the severance agreement. In addition, Cynthia B. Koenig, Controller of TIG Insurance also left the Company effective January 1, 1999.

Sale of Independent Agents Business Unit. On December 31, 1997, TIG completed the sale of the Independent Agents business unit to Nationwide Mutual Insurance Company ("Nationwide"). This unit produced gross premium written of $247 million, $286 million and $299 million in 1998, 1997 and 1996, respectively. As of December 31, 1997, all Independent Agents business was 100% reinsured by a subsidiary of Nationwide, including outstanding loss and LAE reserves, unearned premium reserves and premium receivables. Under the purchase agreement, Nationwide assumed the risk of loss and LAE reserve development and receivable collectibility. To allow Nationwide's subsidiary time to make appropriate regulatory filings, TIG agreed to write Independent Agents business and cede such business 100% to the Nationwide subsidiary without penalty through December 31, 1999, and thereafter if necessary at an increased cost. In addition, approximately 300 employees of the Independent Agents unit became employees of Nationwide on December 31, 1997. As the sale was principally effected through reinsurance transactions, TIG recognized no capital gain or loss (See Note C to the Consolidated Financial Statements at Item 8).

Premium. The following table displays net premium written by operating segment:

                                                     Years Ended December 31,
                                                 ------------------------------
 (In millions)                                     1998       1997       1996
-------------------------------------------------------------------------------
 Reinsurance                                       $418       $515       $548
 Commercial Specialty                               747        592        440
 Custom Markets                                     280        185         99
-------------------------------------------------------------------------------
 Ongoing Lines                                    1,445      1,292      1,087
 Other Lines                                        (27)       144        442
-------------------------------------------------------------------------------
 Total                                           $1,418     $1,436     $1,529
-------------------------------------------------------------------------------

Growth in on-going lines net premium written was 12% in 1998 and 19% in 1997 as compared to the corresponding prior year. The increase in Ongoing Lines' 1998 and 1997 net premium written is the result of TIG's marketing focus for all operating segments, particularly Commercial Specialty and Custom Markets, to develop "program" business. Programs are typically characterized as having a controlled production source, homogenous risks and a market niche. Management believes that programs, focused on specific market segments, have lower and more predictable loss costs relative to the total market, and a more variable cost structure, which will ultimately provide higher operating margins. The declines noted in Reinsurance operations are primarily attributable to competitive market conditions and TIG's unwillingness to accept underpriced risks.

Highly competitive market conditions in both reinsurance and primary insurance products continued in 1998. Oversupply of capital in the insurance industry has resulted in significant downward pricing pressure, making it increasingly difficult to write business that meets TIG's profitability standards; however, TIG will continue to invest in new business initiatives that meet its focused "program" criteria. Continuing soft market conditions are expected to increase the time required for new business initiatives to achieve targeted profitability.

TIG Re's chairman retired effective February 2, 1998. Michael Wacek, a seasoned insurance executive, was appointed President and Chief Executive Officer of TIG Re in February 1998. The retirement of the former Chairman and the appointment of the new Chief Executive Officer could impact, positively or negatively, existing producer relationships and the availability of new business opportunities.

                                    PART II

--------------------------------------------------------------------------------

GAAP Combined Ratio. A key measure of an insurance company's performance is its combined ratio. The following table shows the components of TIG's consolidated combined ratio for its active operating segments on a consolidated GAAP basis:

                                                  GAAP Ratio
                                        --------------------------------
                                            1998       1997      1996
    --------------------------------------------------------------------
     Loss and LAE                           72.0       78.6      74.0
     Commission expense                     20.7       20.6      19.7
     Premium related expense                 2.6        3.0       3.3
     Operating expense                      11.4        8.2       7.0
    --------------------------------------------------------------------
     Total underwriting expense             34.7       31.8      30.0
     Policyholder dividends                  1.6        0.9       0.2
    --------------------------------------------------------------------
     Combined ratio                        108.3      111.3     104.2
    --------------------------------------------------------------------

Reserve strengthening for current and prior accident years recorded in 1997 for Reinsurance and in 1996 for Other Lines (see Item 1.6 - Reserves) increased both the loss and LAE ratio and combined ratio by 9.9 percentage points and 2.0 percentage points for 1997 and 1996, respectively, leading to the comparative decline in 1998. Favorable loss experience in Commercial Specialty and Custom Markets partially offset the TIG Re reserve strengthening in 1997. Increases in the commission ratio for 1998 and 1997 reflect a shift in business mix toward specialty programs produced by GAs. The 1998 and 1997 operating expense ratio increases are primarily due to start up costs incurred for new programs in each of the operating segments (see Items 7.2 - Reinsurance, 7.3 - Commercial Specialty and 7.4 - Custom Markets).

Restructuring Charges. In February 1996, TIG announced the reorganization of its commercial operations and plans to exit certain lines of business that failed to meet profitability standards. As a result of this reorganization, TIG took the following actions: 1) combined its Specialty Commercial and Workers' Compensation divisions to form a new operating segment called Commercial Specialty, 2) consolidated field offices, 3) identified lines of business for non-renewal or cancellation for which 1995 net premium written was approximately $190 million, 4) formed a run-off division (called "Other Lines") to administer contractually required policy renewals for run-off lines of business, and 5) outsourced to third party service providers or otherwise terminated the responsibilities of approximately 600 employees. TIG recorded a $100 million accrual in the first quarter of 1996 for estimated restructuring charges. The remaining reserve at December 31, 1998, is $3 million (see Note B to the Consolidated Financial Statements at Item 8 for further discussion).

                                     PART II

--------------------------------------------------------------------------------
7.2 REINSURANCE
--------------------------------------------------------------------------------

Premium. TIG's reinsurance operations are conducted through TIG Re, which is based in Stamford, Connecticut. TIG Re's products and distribution system are described at Item 1.2 - Reinsurance. The table below shows premium production for TIG Re by business unit:

                                              Years Ended December 31,
                                 ----------------------------------------------
 (In millions)                         1998             1997             1996
-------------------------------------------------------------------------------
 Specialty Casualty                    $192             $207             $340
 London Branch & Syndicate 1218          96               77               29
 Traditional Treaty                      73              106               63
 Reverse Flow                            68               79               66
 Facultative                             37               23                -
 Specialty Property                      21               48               50
 Finite                                  16               31               21
 Latin America                            5                -                -
 Other                                  (90)             (56)             (21)
-------------------------------------------------------------------------------
 Net premium written                   $418             $515             $548
 Gross premium written                 $545             $591             $576
-------------------------------------------------------------------------------
 Retention ratio                       76.7%            87.1%            95.1%
-------------------------------------------------------------------------------

Change in gross premium written was (8%) in 1998 and 3% in 1997 in comparison to the corresponding prior year. Competitive market conditions continued to intensify in 1997, especially in TIG Re"s core Specialty Casualty market. Re-underwriting initiatives instituted by TIG Re in response to soft market conditions and re-evaluations of current treaty profitability resulted in non-renewal or reduced participation in three significant Specialty Casualty programs.

Soft market conditions have continued to persist during 1998. The decline in the Specialty Property unit primarily reflects $22 million of net premium written associated with two significant programs that were not renewed as part of the re-underwriting initiative noted above. Premiums declined by $33 million within the Traditional Treaty business unit due to the non-renewal or the reduction in participation of several large accounts. During the second quarter of 1998, the Company announced that the management and reporting of the Reverse Flow business unit would be transitioned at natural expiration to the Commercial Specialty operating segment of TIG Insurance.

New business comprised $109 million, $190 million and $135 million of net premium written in 1998, 1997 and 1996, respectively. The majority of new business is attributable to production in marketing segments established during the past several years such as the London Branch, Lloyd's Syndicate 1218, Facultative and Latin America. However, management believes that competitive market conditions will continue and that TIG Re's gross premium written may be lower in 1999 than 1998. During the first quarter of 1999, the Facultative business unit was sold to Gerling Global Reinsurance Corporation of America.

The 10.4 percentage point decrease in the retention ratio in 1998 as compared to 1997 and the 8.0 percentage point decrease in 1997 compared to 1996 is principally attributable to increased premium ceded under aggregate stop loss reinsurance treaties. Included in the 1998 results, is a change in the premium written recognition for various aggregate stop loss contracts, in response to a request made by the Connecticut Insurance Department during their triennial examination. The impact of this adjustment was an increase to ceded written premiums of $27.2 million with no impact on ceded earned premiums. Other net premium written is reduced by aggregate stop loss reinsurance premium cessions of TIG Re not applicable to a specific line of business (see Item 7.6 - Exposure Management).

                                    PART II

--------------------------------------------------------------------------------

Underwriting Results. The following table summarizes TIG Re's underwriting results:

                                                   Years Ended December 31,
                                        ---------------------------------------
 (In millions)                            1998          1997          1996
-------------------------------------------------------------------------------
 Net premium earned                       $491          $516          $534
 Less:
   Net loss and LAE incurred               331           506           386
   Commission expense                      134           134           136
   Premium related expense                   3             2             1
   Other underwriting expense               53            37            25
-------------------------------------------------------------------------------
 Underwriting loss                        ($30)        ($163)         ($14)
-------------------------------------------------------------------------------

 GAAP ratios:
-------------------------------------------------------------------------------
   Loss and LAE                           67.5          97.9          72.3
   Commission expense                     27.4          25.9          25.4
   Other underwriting expens              11.2           7.6           4.9
-------------------------------------------------------------------------------
   Combined ratio                        106.1         131.4         102.6
-------------------------------------------------------------------------------

During 1998, TIG Re commuted various assumed and ceded treaties, including one with TIG Insurance, the effect of which was an increase to net loss and LAE incurred of $5 million. In addition, a favorable arbitration award and the benefit from an unplanned novation transaction reduced the 1998 incurred loss and LAE; the combined effect of theses two transactions was a benefit to net loss and LAE incurred of $5 million. The increase in other underwriting expense is partially attributable to an increase in the allowance for uncollectible premiums of $5 million, recorded during the third quarter of 1998. In addition, start-up and expansion costs of $4 million related to the London Branch, Syndicate 1218 and the Latin American initiatives are included in other underwriting expenses.

TIG Re strengthened reserves for current and prior accident years by $145 million in December 1997 based on actuarial evaluations as of September 30, 1997 (see Item 1.6 - Reserves). The reserve increase was net of $40 million of reinsurance benefit under the 1995 inter-company reinsurance treaty with TIG Insurance. Losses ceded by TIG Re under the 1995 reinsurance treaty are reflected in the operations of TIG Insurance through Other Lines loss and LAE incurred. The $12 million increase in 1997 other underwriting expense over 1996 is principally attributable to start-up costs associated with the Facultative business unit which was formed in late 1996. For 1997, the Facultative unit produced $13 million of earned premium; however, operating expenses increased by $7 million and underwriting loss increased by $5 million in 1997 as compared to 1996.

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

                                                 Years Ended December 31,
                                             ----------------------------------
 (In millions)                                1998          1997          1996
-------------------------------------------------------------------------------
 Workers' Compensation                        $321          $287          $199
 Sports and Leisure                            195           183           169
 Primary Casualty                              100            94            68
 Lloyd's Syndicates                             79            29             -
 Excess Casualty and SRO                        35            37            21
 Other                                          17           (38)          (17)
-------------------------------------------------------------------------------
     Net premium written                      $747          $592          $440
     Gross premium written                  $1,028          $792          $605
-------------------------------------------------------------------------------
     Retention ratio                          72.7%         74.7%         72.7%
-------------------------------------------------------------------------------

Commercial Specialty net premium written increased 26% in 1998 compared to 1997. This increase is primarily attributable to Workers' Compensation and Lloyd's
Syndicates. The increase in Workers' Compensation is attributable to TIG entering into a strategic relationship in the third quarter of 1997 with a general agent that writes program business and also provides loss management services. This relationship contributed $97 million in net premium written in 1998 compared to $87 million in 1997. Also contributing to the increase in Workers' Compensation is an increase in the commission rate paid to producers in specific programs. The increased production in Lloyd's Syndicates is primarily due to increased participation in the capacity of the syndicates from approximately 18% in 1997 to 41% in 1998.

Commercial Specialty net premium written increased 34% in 1997 compared to 1996. This increase was primarily derived from increases in Workers' Compensation, Primary Casualty and the new Lloyd's Syndicates. The growth in Workers' Compensation was driven by the assumption of an existing book of program business. Growth in Primary Casualty comes from new programs in Construction, Marine and Energy, and Professional lines. The increases noted for Lloyd's Syndicates are due to the acquisition of a majority interest in a Lloyd's managing agency as described at Item 1.3 - Commercial Specialty. Other net premium written represents allocations of corporate aggregate stop loss coverage not applicable to a specific business unit (see Item 7.6 - Exposure Management).

                                    PART II

--------------------------------------------------------------------------------

Underwriting   Results.  The  table  below  presents  underwriting  results  for
Commercial Specialty operations:

                                                    Years Ended December 31,
                                              ---------------------------------
 (In millions)                                     1998      1997       1996
-------------------------------------------------------------------------------
 Net premium earned                                $702      $500        $416
   Less:
      Net loss and LAE incurred                     499       322         288
      Commission expense                            124        98          80
      Premium related expense                        24        19          18
      Other underwriting expense                     77        46          33
      Policyholder dividends                         23        13           2
-------------------------------------------------------------------------------
  Underwriting gain (loss)                         ($45)       $2         ($5)
-------------------------------------------------------------------------------

 GAAP ratios:
-------------------------------------------------------------------------------
 Loss and LAE                                       71.1     64.6         68.9
 Commission expense                                 17.7     19.5         18.9
 Premium related expense                             3.5      3.8          4.1
 Other underwriting expense                         10.9      9.1          7.3
 Policyholder dividends                              3.3      2.7          3.3
-------------------------------------------------------------------------------
 Combined ratio                                    106.5     99.7        102.5
-------------------------------------------------------------------------------

Commercial Specialty's underwriting results deteriorated $47 million in 1998 compared to 1997. The deterioration is primarily due to 1998 reserve strengthening of $54 million, primarily for workers' compensation and primary casualty lines. This strengthening was reduced by $35 million for corporate aggregate stop loss reinsurance benefits, which were triggered as a result of the strengthening. Additionally, 1997 results include favorable prior year loss reserve development in Workers' Compensation (see Item 1.6 - Reserves for a further discussion of the 1998 and 1997 reserve developments), contributing to the comparative deterioration. The 1998 underwriting results include benefits realized as a result of changes in the Managed Compensation unit's reinsurance strategy. As described in Item 7.6 - Exposure Management, the Managed Compensation unit reduced its net retention to $100 thousand from $1 million effective April 1, 1998 and effective January 1, 1998 the unit purchased finite reinsurance that allows the unit to stay competitive with other insurers whose states of domicile allow discounting of workers' compensation loss reserves. These changes improved Commercial Specialty's underwriting results by approximately $37 million in 1998 compared to 1997. Excluding the reserve development in each period and the benefits derived from reinsurance strategies, Commercial Specialty's underwriting results deteriorated approximately $49 million. This deterioration is primarily due to pricing pressures in most business units due to soft market conditions and increased underwriting expenses to support new business initiatives and the development of new business processes.

Commercial Specialty's underwriting results improved $7 million in 1997 compared to 1996. The improvement is primarily derived from favorable prior year loss reserve development in Workers' Compensation as discussed at Item 1.6 - Reserves. Also contributing to the improvement are generally improving loss trends in Workers' Compensation, including favorable involuntary results, as more states enacted workers' compensation reforms. Partially offsetting the favorable loss reserve development and loss trends is an increase in other underwriting expenses as a result of additional staff costs related to the startup of various Commercial Specialty programs.

                                     PART II

--------------------------------------------------------------------------------

The GAAP commission expense ratio declined 1.8 points in 1998 and increased 0.6 points in 1997 as compared to the corresponding prior year. The 1998 decrease is primarily due to a change in the classification of payments to a large producer within Managed Compensation to more accurately reflect services performed from commission expense to unallocated loss adjustment expense. The 1997 increase is primarily attributable to increased corporate aggregate stop loss cessions which do not carry a ceding commission.

                                    PART II

--------------------------------------------------------------------------------
7.4  CUSTOM MARKETS
--------------------------------------------------------------------------------

Premium. Custom Markets provides personal lines and small business insurance products through three main business units: Non-Standard Auto, Alternative
Distribution and Small Business. Custom Markets distribution system and marketing strategy are described at Item 1.4 - Custom Markets. The table below presents premium production by major product for Custom Markets operations:

                                                     Years Ended December 31,
                                                 ------------------------------
 (In millions)                                    1998        1997        1996
-------------------------------------------------------------------------------
 Non-standard Automobile                          $113        $86          $38
 Alternative Distribution                           99         36            1
 Small Business                                     68         69           64
 Other                                               -         (6)          (4)
-------------------------------------------------------------------------------
     Net premium written                          $280       $185          $99
     Gross premium written                        $303       $212         $113
-------------------------------------------------------------------------------
     Retention ratio                              92.4%      87.3%        87.6%
-------------------------------------------------------------------------------

Custom Markets net premium written increased by 51% in 1998 and 87% in 1997 as compared to the corresponding prior year. The increased production noted in Alternative Distribution, which includes the MBNA lines discussed in Item 1.4 - Custom Markets, is due to this unit having been formed in late 1996 with limited production in 1997. The increase noted in Non-standard Automobile is principally due to new general agent relationships in California and Texas.

Underwriting Results. The following table summarizes underwriting results for Custom Markets operations:

                                                   Years Ended December 31,
                                              ---------------------------------
 (In millions)                                     1998      1997       1996
-------------------------------------------------------------------------------
 Net premium earned                                $276      $158        $95
 Less:
    Net loss and LAE incurred                       240       108         55
    Commission expense                               62        31         18
    Premium related expense                           7         9          4
    Other underwriting expense                       30        22         12
-------------------------------------------------------------------------------
 Underwriting gain (loss)                          ($63)       $6       ($12)
-------------------------------------------------------------------------------

 GAAP ratios:
-------------------------------------------------------------------------------
 Loss and LAE                                      86.7      68.3         58.0
 Commission expense                                22.3      19.7         18.6
 Premium related expense                            2.8       5.9          4.4
 Other underwriting expense                        11.0      13.8         12.6
-------------------------------------------------------------------------------
 Combined ratio                                   122.8     107.7         93.6
-------------------------------------------------------------------------------

Custom Markets underwriting losses increased by $51 million in 1998 compared to 1997. This deterioration is principally due to $48 million of pre-tax adjustments and expenses related to the placement of the MBNA program in run-off in the third quarter of 1998. These adjustments and expenses included the recognition of a premium deficiency of $33 million (See Notes B and C to the Consolidated Financial Statements at Item 8), and underwriting losses of $15 million, which incorporated revised loss and reinsurance benefit assumptions. The premium deficiency adjustment was based on an analysis by management that estimated future earned premium from existing Custom Markets business and mandatory renewals related to the MBNA program. The estimate of future earned premium and related losses incorporated management's expectations that all filings relating to corrective pricing actions initiated in 1998 will be completed by April 1999. Should management's estimates of future earned premium and losses vary from actual results, future operating results could be impacted either positively or negatively by the MBNA program.

                                     PART II

--------------------------------------------------------------------------------

Excluding the 1998 adjustments and expenses, Custom Markets underwriting loss increased by $3 million in 1998 as compared to 1997. The deterioration is primarily due to higher losses in short-tailed property lines in the Small
Business unit and in the Alternative Distribution unit in the first six months of the year.

Custom Markets underwriting loss increased by $18 million in 1997 as compared to 1996, principally as a result of program start up costs incurred in the Alternative Distribution unit, which began operations in late 1996 and had an underwriting loss of $14 million for 1997. The remaining increase in underwriting loss resulted from lower profitability for the Hawaii unit in 1997, as the Hawaii unit benefited from favorable loss experience in 1996.

                                     PART II

--------------------------------------------------------------------------------
7.5 OTHER LINES
--------------------------------------------------------------------------------

Other Lines principally includes the results of Independent Agents personal lines that were sold in 1997, commercial lines that have been placed in run-off due to failure to meet profitability standards and aggregate stop loss reinsurance activity not related to a specific operating segment. See Item 1.5 for a description of business placed in run-off.

                                                   Years Ended December 31,
                                              ---------------------------------
 (In millions)                                  1998         1997         1996
-------------------------------------------------------------------------------
 Gross premium written                          $265         $348         $630
-------------------------------------------------------------------------------
 Net premium written                            ($27)        $144         $442

 Net premium earned                             ($22)        $292         $494
 Less:
    Net loss and LAE incurred                    (29)         215          410
    Commission expense                           (21)          39           69
    Premium related expense                        3           13           27
    Other underwriting expense                     6           16           39
    Dividends to policyholders                     1            1            1
-------------------------------------------------------------------------------
       Underwriting gain (loss)                  $18           $8         ($52)
-------------------------------------------------------------------------------

Premium.  As  discussed  at Item 7.1 -  Consolidated  Results  and Note C to the
Consolidated Financial Statements at Item 8, TIG's Independent Agents business unit was sold and all business 100% reinsured effective December 31, 1997. As a result, net premium written and earned for the Independent Agents unit will be zero for all periods subsequent to the sale, as will all loss, loss adjustment expenses and underwriting expenses. Excluding the impact of the unearned premium cession upon the sale of the unit and increased allocations of corporate aggregate stop loss reinsurance premium, Independent Agents 1997 premium approximated that of 1996. Excluding the Independent Agents unit, non-renewal of Other Lines business has generally progressed at a faster rate than originally expected by TIG management. The rapid elimination of this business is attributable to pro-active efforts by TIG in assisting producers with placing their business with other insurance carriers. As a result, TIG has in many cases avoided lengthy cancellation notice periods. These efforts will continue in 1999 with gross premium written expected to continue to decline. Net premium written in 1998 is negative due to premium receivable write-offs and retro adjustments on certain policies.

Underwriting Results. Other Lines underwriting gain of $18 million in 1998 compares to an underwriting gain in 1997 of $8 million. The results for 1998 include the following adjustments and expenses: $30 million in reinsurance recoverable allowances and write-offs; $10 million in additional losses to strengthen reserves for prior accident years; $3 million in premium receivable allowances; $3 million for the write-off of certain capitalized software; and a reduction in losses incurred of $34 million as a result of the commutation of a reinsurance treaty with TIG Re (see Item 7.2 - Reinsurance). In addition, 1998 results include $20 million in ceding commissions related to the sale of the Independent Agents unit and $29 million in net benefit from aggregate stop loss reinsurance. The results for 1997 include the following: $40 million in losses assumed from TIG Re as discussed at Item 1.6 - Reserves; $18 million in reserve releases relating to prior accident years; $37 million in net benefit from aggregate stop loss reinsurance; a $19 million underwriting gain in the Independent Agents unit; and an increase in losses incurred of $13 million as a result of the commutation of a reinsurance treaty.

                                    PART II

--------------------------------------------------------------------------------

Excluding the 1998 adjustments and expenses, Independent Agents ceding commission and net benefit from aggregate stop loss reinsurance, and the 1997 reserve adjustments, Independent Agents underwriting gain and the net benefit from aggregate stop loss reinsurance and commutation of a reinsurance treaty, Other Lines underwriting loss of $19 million in 1998 compares to an underwriting loss of $13 million in 1997. The deterioration of results is primarily attributable to higher incurred losses in short-tail property lines.

Other Lines 1996 underwriting loss of $52 million includes the following: $31 million in loss and LAE reserve strengthening; $9 million in net benefit from aggregate stop loss reinsurance; and a $15 million underwriting loss in the Independent Agents unit. Excluding the reserve adjustments, Independent Agents underwriting results and net benefit from aggregate stop loss reinsurance from the results of both 1997 and 1996, and the commutation of a reinsurance treaty in 1997, Other Lines underwriting loss of $13 million in 1997 compares to an underwriting loss of $15 million in 1996. The improvement in results is primarily attributable to the general decline in underwriting expenses resulting from the overall decline noted in premium written and the elimination of overhead costs.

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

                                     PART II

--------------------------------------------------------------------------------
7.6  EXPOSURE MANAGEMENT
--------------------------------------------------------------------------------

General Reinsurance Program. For primary lines, TIG Insurance purchases reinsurance to allow it to insure larger risks while controlling exposure to larger losses and catastrophes. Each year, the primary reinsurance program is modified based upon changes in business mix, coverage availability and pricing. Reinsurance purchased may include both treaty and facultative coverages. TIG Insurance's ceded reinsurance agreements are generally structured on a treaty basis whereby all risks meeting certain criteria are automatically reinsured. During 1998, TIG Insurance enhanced the decentralized reinsurance purchasing function for all primary operating segments and generated new operating controls. During 1998, TIG Insurance made minor modifications to certain retention levels and entered into some new treaty agreements. Also during 1998, TIG Insurance commuted one aggregate stop loss reinsurance treaty that was not utilized to date.

Excluding corporate aggregate stop loss covers, TIG Re purchases reinsurance (retrocessional cover) and aggregate stop loss coverage separately from TIG Insurance's primary operations. TIG Re purchases property catastrophe coverage and several retrocessional coverages for specific treaties or programs. In 1995, TIG Re purchased aggregate stop loss reinsurance coverage from TIG Insurance, similar to external reinsurance purchased in 1996 and 1997. This inter-company aggregate stop loss contract was commuted during 1998.

Both TIG Insurance and TIG Re work in concert in establishing reinsurance security standards to mitigate the credit exposure arising from potentially uncollectible reinsurance. The financial acceptability of these exposures is monitored vigorously and the Company removed a number of reinsurers from its approved list during 1998. Additionally, TIG Insurance implemented a Dispute Resolution Committee during 1998 to address any reinsurance recoverables, which are disputed due to coverage or interpretation issues. Reinsurance contract terms are reviewed annually and renegotiated in the interim if required to remain in compliance with program needs. Continuity in reinsurance relationships is a high priority for TIG. Reinsurers are subject to licensing and regulation in the jurisdictions in which they conduct business. Countries outside of the United States have varying levels of regulation of insurance and reinsurance companies. Many states allow financial statement credit for reinsurance ceded to a reinsurer that is licensed in another state or foreign jurisdiction, provided such reinsurance meets certain financial requirements or the insurer is provided with collateral (usually in the form of a letter of credit) to secure the reinsurer's obligations. To maintain its ability to receive financial statement credit, TIG typically requires its reinsurers to be licensed in the ceding insurer's state of domicile or to submit collateral in a form and in an amount sufficient to secure the reinsurer's obligations to TIG. Reinsurance does not legally discharge an insurer from its primary liability for the full amount of the policies it writes. If a reinsurer fails to meet its obligations under the reinsurance agreement, the ceding company is required to pay the loss. At December 31, 1998 and 1997, TIG had an allowance of $33 million and $9 million, respectively for potentially unrecoverable reinsurance.

                                    PART II

--------------------------------------------------------------------------------

TIG's largest non-affiliated reinsurers are as follows:

                                        Reinsurance Recoverable
                                            at December 31,
                                      ---------------------------      Best's
 (In millions)                           1998           1997          Rating (1)
----------------------------------------------------------------- --------------
Zurich Reinsurance Centre, Inc           $229           $198            A
Nationwide Ins Co of America              169            174           (2)
Underwriters Reinsurance Co               152            122            A+
London Life & Casualty Re Corp            137             96            A
American Reinsurance Company              118            167            A++
General Reinsurance Corp                  113             93            A++
All others                              1,162            679
--------------------------------------------------------------- -----------------
Total reinsurance recoverable          $2,080         $1,529
--------------------------------------------------------------- -----------------

   1) The ratings are taken from the Best's Key Rating Guide, 1998 Edition.
   2) No independent A.M. Best rating has been assigned due to the sale of this company on December 31, 1997 to Nationwide Mutual Insurance Company.


Reinsurance recoverable increased by $551 million or 36% in 1998 as compared to 1997. The increase is principally attributable to increases in recoverables under aggregate stop loss reinsurance treaties.

Catastrophe Reinsurance. TIG is exposed to multiple insured losses arising out of a single occurrence, such as a natural or man-made catastrophe. Such an event may generate insured losses in any or all of TIG's operating segments. TIG's exposure to catastrophe losses arises principally from hurricane, windstorm, earthquake, fire and explosion. TIG Insurance manages its exposure to such losses from an underwriting perspective by limiting the accumulation of known risks in exposed areas, and from per risk and operating segment specific catastrophe reinsurance. Additionally, TIG utilizes the RMS Inc. IRAS model to monitor its exposure to various loss scenarios and gross and net probable maximum losses ("PML"). Initiatives are underway to expand the utilization of this analytical tool within TIG's underwriting operations.

After consideration of reinsurance reinstatement premium, TIG Insurance effectively retained approximately 95% of the first $50 million of the total aggregate catastrophe loss and 5% of losses in excess of $50 million for 1997 and 1996. In 1995, TIG Re entered into a separate catastrophe reinsurance agreement providing $25 million in excess of a $15 million retention for TIG Re's property program through 1997. In addition, TIG Re entered into a catastrophe reinsurance agreement on January 1, 1998, providing $40 million in excess of $10 million retention for non-U.S. or Canadian property losses through 1998.

Effective January 1, 1998, TIG Insurance elected to retain all catastrophe exposure without the benefit of catastrophe reinsurance. TIG Insurance's single largest PML is approximately $27 million as of January 1, 1999. TIG Insurance monitors geographical exposure accumulations and will purchase property catastrophe coverage when certain trigger points are reached. As long as TIG Insurance continues to write Independent Agents policies on a direct basis ceding 100% to Nationwide (see Item 7.1 - Consolidated Results), TIG Insurance will retain contingent exposure for catastrophes impacting Independent Agents business.

No major catastrophe losses were incurred by TIG in 1998, 1997 or 1996. As with all property/casualty insurers, TIG expects to pay some losses related to catastrophes and prices its products accordingly. Total gross catastrophe losses aggregated $13 million, $5 million and $15 million in 1998, 1997 and 1996, respectively. Total net catastrophe costs, including reinsurance reinstatement premium, aggregated $1 million, $5 million and $11 million in 1998, 1997 and 1996, respectively.

                                     PART II

--------------------------------------------------------------------------------

Losses from coverages other than property insurance may also occur from an event giving rise to catastrophic property losses. For example, an earthquake or explosion could cause workers' compensation losses as well as property losses. TIG has estimated a PML for such an event and coordinates its underwriting guidelines and reinsurance covers to limit its probable maximum loss. It is possible that the PML estimated by TIG may either understate or overstate, perhaps to a significant degree, the possible losses to TIG which could be generated by insured loss events. TIG is working with its Catastrophe Management Committee to refine the analysis of these ancillary exposures and to enhance the Company's ability to mitigate these factors.

Aggregate Stop Loss Reinsurance. Both TIG Insurance and TIG Re purchase aggregate stop loss reinsurance to protect against unanticipated exposures not considered in other reinsurance coverages. In addition, aggregate stop loss coverage can be utilized to cover exposure to large deductibles under other reinsurance treaties, especially catastrophe treaties, and mitigate risk inherent in a changing book of business. TIG's aggregate stop loss reinsurance treaties generally provide excess of loss protection on all business written for losses incurred in excess of a specified loss retention ratio ("attachment point"). Stop loss reinsurance is "umbrella" protection, which is utilized after all other specific reinsurance coverages have been exhausted.

TIG has consistently maintained aggregate stop loss protection in various forms since 1994. Coverages provide benefit of 70% to 100% of losses in excess of the attachment point. Premium cessions are generally made on a funds withheld basis. Funds withheld balances generally bear interest at rates of 6.75% to 8.50% (see
Item 7.7 - Investments). At December 31, 1998 and 1997, funds withheld balances related to aggregate stop loss reinsurance contracts were $361 million and $264 million, respectively, while related reinsurance recoverable balances were $658 million and $466 million, respectively.

Loss Portfolio Reinsurance. Effective January 1, 1998, the Company entered into a loss portfolio reinsurance agreement on a funds held basis for loss and LAE reserves of $265 million related to certain run-off programs. The gain of $22 million was deferred and will be amortized into income as losses are paid. Amortization of the deferred gain of $8 million was recorded as a reduction of incurred losses in 1998. The contract covers 80% of any adverse loss development incurred in excess of $280 million up to a maximum of $343 million. Any additional future benefit from the contract triggered by adverse loss development will also be deferred and amortized into income as the related losses are paid. Funds held bear interest at 1.7% per quarter beginning April 1, 1998. Related interest on funds held of $10 million was recorded as a reduction of net investment income in 1998.

Under this reinsurance arrangement, the reinsurer has the right to convert the treaty to a funds transferred basis from a funds held basis if the S&P rating for TIG falls below A+. As a result of this provision, and the downgrading of TIG's rating to below A+, effective January 1, 1999, TIG Insurance established a trust agreement of $177 million with Norwest Bank for the benefit of the reinsurer, in lieu of funds transferred.

Other Transactions. During 1998, in response to favorable market conditions for obtaining reinsurance coverage and to mitigate the inherent financial volatility of a changing book of business, TIG increased the utilization of aggregate stop loss and other finite reinsurance coverages by entering into several new contracts with reinsurance providers. In addition to the loss portfolio reinsurance agreement mentioned above, the Company also purchased finite
reinsurance  for  workers'   compensation  programs  that  allows  TIG  to  stay
competitive with other insurers whose state of domicile allow discounting of workers' compensation loss reserves. The Company also purchased finite reinsurance to provide aggregate stop loss coverage for all lines. The pre-tax net benefit provided by these contracts, including additional interest costs on withheld funds, was $36 million for 1998.

                                     PART II

--------------------------------------------------------------------------------

During 1998, the Company commuted certain reinsurance treaties, including one between TIG Insurance and TIG Re, as well as others with third parties, that generated a net benefit for TIG Insurance of $34 million and a net benefit for TIG Re of $2 million.

In response to favorable pricing conditions and to mitigate volatility in the Company's exposure to losses in new workers' compensation lines, TIG Insurance utilized reinsurance to reduce its net retention on most of its workers' compensation lines from $1 million to $100 thousand during 1998.

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

                                                  December 31,
                                -----------------------------------------------
                                         1998                   1997
                                -----------------------------------------------
                                              % of                     % of
                                   Market     Market       Market      Market
(In millions)                      Value     Portfolio     Value      Portfolio
-------------------------------- ----------- ----------- ----------- -----------
United States government bonds      $1,574      40.4%      $1,014       24.2%
Corporate and other bonds              837      21.5        1,282       30.6
Mortgage-backed securities             643      16.5          941       22.4
Municipal bonds                        564      14.5          637       15.2
-------------------------------- ----------- ----------- ----------- -----------
Total fixed maturity investments     3,618      92.9        3,874       92.4
Short-term and other investments       276       7.1          318        7.6
-------------------------------- ----------- ----------- ----------- -----------
Total invested assets               $3,894     100.0%      $4,192      100.0%
-------------------------------- ----------- ----------- ----------- -----------

In 1998, TIG reduced its investment in high yield and mortgage-backed securities in favor of U.S. Treasuries and short-term investments. As a result, the book yield of the portfolio decreased to 7.0% for the year ended December 31, 1998 from 7.4% for the year ended December 31, 1997. Invested assets declined by $298 million at December 31, 1998, as compared to December 31, 1997 (see Item 7.8 - Liquidity and Capital Resources and Item 7.1 - Consolidated Results).

Less than 17% of TIG's portfolio consists of mortgage-backed securities ("MBS") as of December 31, 1998. United States federal government and government agency mortgages now represent approximately 69% of TIG's exposure to MBS as of December 31, 1998, offering AAA credit quality. A risk inherent to MBS is prepayment risk related to interest rate volatility. The underlying mortgages may be repaid earlier or later than originally anticipated, depending on the repayment and refinancing activity of the underlying homeowners. Should this occur, TIG would receive paydowns on principal amounts which may have been purchased at a premium or discount, and TIG's investment income would be affected by any adjustments to amortization resulting from the prepayments. TIG's consolidated financial results have not been materially impacted by prepayments of MBS. In addition, interest rate volatility can affect the market value of MBS. Substantially all MBS held in the portfolio can be actively traded in the public market.

Derivatives/Hedges. In the normal course of business, TIG may choose to hedge some of its interest rate risk with futures contracts and/or interest rate swaps. Alternatively, derivative financial instruments may also be utilized to enhance prospective returns. TIG's interest rate swap arrangements generally provide that one party pays interest at a floating rate in relation to movements in an underlying index, and the other party pays interest at a fixed rate. While TIG is exposed to credit risk in the event of nonperformance by the other party, nonperformance is not anticipated due to the credit rating of the counterparties. No futures contract positions were open at December 31, 1998, or December 31, 1997. However, positions were opened and closed during 1998, 1997 and prior years. The deferral method has been used to account for these closed futures contracts. Under the deferral method, gains and losses from derivatives are deferred on the balance sheet and recognized in earnings in conjunction with the earnings recognition of the designated items. There were no interest rate swaps at December 31, 1998, and $14 million notional face amount of interest rate swaps at December 31, 1997. All TIG derivative financial instruments were with financial institutions rated "A" or better by one or more of the major credit rating agencies.

                                    PART II

--------------------------------------------------------------------------------

Investments in TBA's. TIG routinely enters into commitments to purchase securities on a "To Be Announced" ("TBA") basis for which the interest rate risk remains with TIG until the date of delivery and payment. Delivery and payment of securities purchased on a TBA basis can take place a month or more after the date of the transaction. These securities are subject to market fluctuations during this period and it is the Company's policy to recognize any gains or losses only when they are realized. TIG maintains cash and short-term investments with a fair value exceeding the amount of its TBA purchase commitments. At December 31, 1998, there were no TBA purchase commitments compared to TBA commitments of $24 million with a fair value of $26 million at December 31, 1997.

Investment Life and Duration. TIG's objective is to maintain the weighted average life of its investment portfolio between 8 and 12 years and the weighted-average duration between 4 and 7 years. At December 31, 1998, the weighted average life of TIG's investment portfolio was 12.0 years compared to
10.7 years at December 31, 1997. At December 31, 1998, the weighted average duration of TIG's investment portfolio was 6.8 years compared to 5.4 years at December 31, 1997.

Unrealized gains. The unrealized gain on investments decreased by $17 million on a pre-tax basis during 1998. The following is a summary of net unrealized gains/losses by type of security:

                                                   December 31,
                                            ------------------------
(In millions)                                   1998        1997      Change
-------------------------------------------------------------------------------
 Municipal bonds                                $42        $41          $1
 Mortgage-backed securities                       8          8           -
 United States government bonds                 104         73          31
 Corporate bonds and other                      (20)        29         (49)
-------------------------------------------------------------------------------
 Net unrealized gains (losses)                 $134        $151        ($17)
-------------------------------------------------------------------------------
 Net unrealized gains (losses), net of tax      $87         $98        ($11)
-------------------------------------------------------------------------------

Investment Income. The following table displays the components of TIG's investment income and mean after-tax investment yields. The yields include interest earned and dividends received and exclude realized investment gains and losses. These yields are computed using the average of the month-end asset balances during the period.

                                              Years Ended December 31,
                                  ---------------------------------------------
(In millions)                            1998           1997           1996
-------------------------------------------------------------------------------
Fixed maturity investments:
    Taxable                              $233           $264           $264
    Tax-exempt                             36             33             34
Short-term and other investments           11              8              6
-------------------------------------------------------------------------------
Total gross investment income             280            305            304
Investment expenses                        (4)            (3)            (3)
Interest expense on funds
    withheld and other                    (41)           (12)           (11)
-------------------------------------------------------------------------------
Total net investment income              $235           $290           $290
-------------------------------------------------------------------------------
After-tax net investment yield            4.1%           4.8%           4.6%
-------------------------------------------------------------------------------

                                     PART II

--------------------------------------------------------------------------------

Investment Quality. The table below shows the rating distribution of TIG's fixed maturity investment portfolio:

                                                    December 31,
                                  ---------------------------------------------
Standard & Poor's/Moody's                  1998                    1997
--------------------------------- ---------------------------------------------
                                                 % of                   % of
                                     Market     Market      Market     Market
(In millions)                        Value     Portfolio    Value     Portfolio
--------------------------------- ------------ ----------- -------- -----------
 AAA/Aaa                             $2,815      77.8%      $2,541      65.6%
 AA/Aa                                  211       5.8%         261       6.7%
 A/A                                    176       4.9%         209       5.4%
 BBB/Baa                                159       4.4%         220       5.7%
 Below BBB/Baa                          257       7.1%         643      16.6%
--------------------------------- ------------ ----------- -------- -----------
 Total fixed maturity investments    $3,618     100.0%      $3,874     100.0%
--------------------------------- ------------ ----------- -------- -----------

TIG minimizes the credit risk of its fixed maturity portfolio by investing primarily in investment grade securities; however, management has authorized the purchase of high yield, less than investment grade securities up to statutory limitations. The Company's high yield portfolio is comprised of bonds whose issuers are subjected to rigorous credit analysis, including tests of prospective profitability, liquidity, leverage, and interest coverage. This analysis is updated regularly as financial results are released, and bonds are constantly evaluated for their value. During the last half of 1998, Management significantly reduced the Company's investment in securities that are below investment grade in anticipation of the implementation of the strategic alternatives discussed in Note C to the Consolidated Financial Statements at
Item 8. The funds obtained from the disposition of these securities were re-invested in higher quality, lower risk and lower yield securities.

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

The SVO assigns bond ratings for most publicly held bonds. The SVO ratings are used by insurers when preparing their annual statutory financial statements. State departments of insurance use the bond rating data when attempting to determine whether an insurer's holdings are sound. Investments must fit within certain regulatory guidelines of an insurer's domiciliary state in order for an insurer to be licensed to do business in that state. The SVO ratings range from "1" to "6", with "1" and "2" being higher quality, "3" being medium grade, and "4" through "6" being lower grade obligations. As of December 31, 1998 and 1997, approximately 93% and 84%, respectively, of TIG's portfolio, measured on a statutory carrying value basis, was invested in securities rated as "1" or "2".

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

Cash Flow From Operating Activities. The following table summarizes the significant components of cash flow from operations:

                                               Years Ended December 31,
                                  ---------------------------------------------
(In millions)                           1998           1997            1996
-------------------------------------------------------------------------------
Reinsurance operations                  $22            $119            $161
Primary operations and corporate         62              74              36
-------------------------------------------------------------------------------
Ongoing operations                       84             193             197
Other Lines operations                 (175)           (181)           (199)
-------------------------------------------------------------------------------
Total                                  ($91)            $12             ($2)
-------------------------------------------------------------------------------

The reduction in Reinsurance operations cash flow in both 1998 and 1997 is primarily attributable to slowing premium production as a result of soft market conditions, the non-renewal or reduced participation on several large accounts, and an increase in paid losses. The increase in paid losses is due to a shift in business mix to lines with relatively shorter loss payout patterns and increased paid loss trends on accounts that have subsequently been non-renewed or participations reduced. In addition, the commutation of a reinsurance treaty with a third party increased paid losses for 1998 by $83 million, while the commutation of a reinsurance treaty between TIG Re and TIG Insurance decreased paid loss in 1998 by $36 million (see Item 7.2 - Reinsurance).

Primary operations and corporate cash flow declined slightly in 1998. This decline is due to offsetting factors. Significantly increased expenditures on general operating expenses, including debt interest and tax payments, and increased loss payments were partially offset by increased premium receipts. The increase in primary and corporate cash flow in 1997 is due to increased premium receipts and lower paid losses, and improvements in the timing of premium receivable and reinsurance recoverable collections. These increases were partially offset by increased payments for taxes and an increase in general operating expenses, including debt interest. In addition, the cession of Independent Agents unearned premium reserves (see Item 7.1 - Consolidated Results) reduced primary operations cash flow by $29 million.

The decrease in negative cash flow in Other Lines for 1998 compared to 1997 is primarily due to the $40 million tax payment made in 1997 (see Item 3 - Legal Proceedings), which did not recur in 1998, offset in part by increased loss payments. Other Lines operations negative cash flow improved slightly in 1997 compared to 1996. This improvement is principally driven by a reduction in paid losses and other operating expenses partially offset by the planned decline in premium writings. In addition, Other Lines operations cash flow for 1997 was reduced by the $40 million tax deposit mentioned above, which was partially offset by $26 million in funds received in commutation of a reinsurance treaty.

Investment Liquidity. At December 31, 1998, TIG had $224 million in short-term investments compared to $308 million at December 31, 1997. In addition, as of December 31, 1998, TIG expects to realize $585 million, $440 million, and $304 million in cash flow from principal and interest payments over the next three years, respectively, from its investment portfolio. TIG has structured its investment portfolio to manage the impact of market interest rate fluctuations on liquidity. Investments and cash held at the holding company totaled $75 million as of December 31, 1998.

                                     PART II

--------------------------------------------------------------------------------

Notes Payable. In December 1995, as amended and restated in 1997, TIG Holdings established an unsecured revolving line of credit with maximum borrowings of $250 million. During first quarter 1998, TIG borrowed $70 million against this facility. At December 31, 1998 and 1997, TIG Holdings had no outstanding borrowings under this facility. Interest of $2.5 million was paid in 1998.

In December 1995, TIG Insurance Company entered into a five-year $50 million credit facility of which approximately $27 million and $24 million was outstanding as of December 31, 1998 and 1997, respectively. The facility is a direct financing arrangement with a third party related to the sale and leaseback of certain fixed assets. Interest of $1.6 million, $1.6 million and $1.4 million was paid on this facility in 1998, 1997 and 1996, respectively.

In addition, TIG Holdings had $98 million of 8.125% notes payable maturing in 2005 outstanding at December 31, 1998 and 1997. Interest of $8 million was paid in 1998, 1997 and 1996 on these notes.

In January 1997, TIG Capital Trust I, a statutory business trust created under Delaware law as a trust subsidiary of TIG Holdings, completed a private offering of $125 million of 8.597% mandatory redeemable capital securities. TIG Holdings issued $128.75 million in 8.597% Junior Subordinated Debentures to TIG Capital Trust I (including approximately $3.75 million with respect to the capital contributed to the Trust by TIG Holdings). All of the net proceeds received by TIG Holdings from the issuance of the debentures are being used for general corporate purposes which includes repurchases of TIG Holding's common stock. Interest of $10.7 million and $4.9 million was paid on the debentures in 1998 and 1997, respectively.

Liquidity Restrictions. Certain restrictions exist on the payment of dividends by insurance subsidiaries that may limit TIG Holdings' ability to receive funds from its subsidiaries. Dividends from its insurance subsidiaries represent the principal long-term source of liquidity to TIG Holdings. TIG Holdings received cash dividends of $175 million and $145 million from its insurance subsidiaries in 1998 and 1997, respectively. As of December 31, 1998, $96 million of dividends was available for payment to TIG Holdings from its insurance subsidiaries during 1999 without restriction (see Item 1.7 - Regulation). In December 1997, TIG Holdings contributed $70 million in capital to TIG Insurance, which was paid in early 1998.

                                    PART II

--------------------------------------------------------------------------------
7.9 FINANCIAL CONDITION
--------------------------------------------------------------------------------

Key balance sheet data is presented below:

                                                Years Ended December 31,
                                     ------------------------------------------
(In millions)                              1998          1997          1996
-------------------------------------------------------------------------------
Investments (See Item 7.7)               $3,894        $4,192         $4,233
Reinsurance recoverable (See Item 7.6)    2,080         1,529          1,264
Income tax asset (See Note G at Item 8)     129           140            102
Loss and loss expense reserves
    (See Item 1.6)                        4,100         3,935          3,760
Shareholders' equity                      1,127         1,163          1,207
-------------------------------------------------------------------------------
Combined statutory surplus
    (see Note O at Item 8)                 $964        $1,013           $975
Net premium written to statutory
    surplus ratio                           1.5x          1.4x           1.6x
-------------------------------------------------------------------------------

Shareholders' Equity. Shareholders' equity decreased by $36 million during 1998, primarily as a result of dividends paid to shareholders, treasury share repurchases, and a decrease in net unrealized investment gains, partially offset by net income and issuance of common stock (see Consolidated Statements of Changes in Shareholders' Equity at Item 8). Unrealized investment gains as of December 31, 1998 were $87 million (net of tax) compared to $98 million as of December 31, 1997. Book value per share decreased from $22.82 at December 31, 1997 to $22.10 at December 31, 1998. Approximately 500,000 unallocated Employee Stock Ownership shares have been excluded from outstanding common shares for purposes of computing book value per common share at December 31, 1998 and 1997, respectively.

As of December 31, 1998, the TIG Holdings Board of Directors authorized stock repurchases of up to 18.75 million shares of TIG Holdings common stock. Under the repurchase plan, repurchases may be made from time to time on the open market at prevailing market prices or in privately negotiated transactions. The first repurchases of stock were made in April 1994. Through December 31, 1998, repurchases of 16.3 million shares of stock have been made at an average cost per share of $28.34, for an aggregate cost of $461 million.

Capacity. A key measure of both strength and growth capacity for property/casualty insurers is the ratio of net premium written to statutory policyholders' surplus. At December 31, 1998, TIG's net premium-to-surplus ratio was 1.5, higher than the industry average of 1.0, but within an acceptable range. Insurance regulators generally accept a ceiling for this ratio of 3.0; therefore, at its current ratio, TIG has the capacity to grow by writing new business in its targeted markets.

Ratings. Both TIG Insurance (including subsidiaries which cede 100% of net premium written to TIG Insurance) and TIG Re are rated "A" ("Excellent") by Best. Best's ratings are based on an analysis of the financial condition and operating performance of an insurance company as they relate to the industry in general. However, TIG Re's "A" rating is under review, reflecting potential business disruption created by market uncertainties during the upcoming renewal season. The review status is "developing", reflecting the favorable near-term implications of a committed owner with significant financial flexability in Fairfax (see Note C to the Consolidated Financial Statements at Item 8). The continuation of the "A" ratings is contingent upon the timely completion of the merger with Fairfax. A delay, non-closure or material change in the terms of the transaction as announced would cause A.M. Best to revisit the rating. An "A" rating is Best's third highest of 15 rating classifications.

                                     PART II

--------------------------------------------------------------------------------

TIG and individual insurance company members of the TIG group have a claims paying rating of "A" from Standard & Poor's Insurance Rating Services ("S&P"). The assigned rating reflects S&P's opinion of the operating insurance company's financial capacity to meet the obligations of its insurance policies in accordance with their terms. The "A" rating assigned to TIG is the sixth highest of ten ratings in the "secure claims paying ability" category.

The Company's notes payable are rated "Baa2" and the mandatory redeemable capital securities are rated "Ba1" by Moody's Investor Services, Inc.

                                    PART II

--------------------------------------------------------------------------------
7.10  YEAR 2000
--------------------------------------------------------------------------------

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

Specific information technology systems that are utilized by TIG, and by third parties with whom TIG has business relationships, include policy, claim and reinsurance processing and administration, accounting, payroll, financial reporting, product development, rate and form development and maintenance, business planning, tax, accounts receivable, accounts payable and numerous word processing and spreadsheet programs. In addition, TIG and third parties with which TIG has a business relationship are dependent on many non-information technology based systems, such as utility, communication and security systems.

TIG's State of Readiness. TIG has conducted an extensive review of its core processing computer systems, including computer hardware and software vendors, to identify and address all changes, testing and implementation procedures required to make such systems Year 2000 compliant. The Company has a coordinated process to facilitate the necessary changes, testing and implementation procedures. TIG has completed and implemented all of the required code changes of its Year 2000 system remediation project. TIG expects necessary third party software implementation and testing of its computer systems to be completed by March 31, 1999. TIG will continue testing its internal systems, as well as its internal systems' abilities to operate with the systems of key third parties, during the remainder of 1999.

TIG has processing or significant business relationship dependencies with third parties including, without limitation, general agents, brokers, third party administrators, banks, general suppliers and facility-related vendors. Determination of any action required is expected to be completed in the second quarter of 1999, and TIG will continue to monitor Year 2000 issues relating to such key third parties during the remainder of 1999. Notwithstanding efforts by TIG to assess the third party's systems, there can be no guarantee that such systems will be Year 2000 compliant.

The Cost to Address TIG's Year 2000 Issues. TIG budgeted a total of $10 million for costs related to Year 2000 system modifications. As of year end 1998, $9.5 million has been expensed in the year incurred. The remainder (approximately $500 thousand) will be expensed in 1999. The 1999 amount represents less than 1.5% of the annual TIG Information Systems budget. These costs primarily represent costs to assess, remediate code, and test such code changes.

In addition to the costs incurred for Year 2000 system modifications, TIG will incur expenses in ascertaining whether key third parties with which it has a material relationship are Year 2000 compliant. TIG estimates that such expenses will not exceed $1.5 million. This amount includes both IT and non IT portions of this project.

All estimates of future costs related to assessing and achieving Year 2000 compliance are based on management's best estimates and there can be no guarantee that actual amounts expended will not differ from such estimates.

The Y2K Project has caused no significant deferrals of other IT projects which in any way impact the financial condition or results of operations of TIG.

                                     PART II

--------------------------------------------------------------------------------

The Risks of TIG's Year 2000 Issues. There has not been any material processing disruptions to date. Internal testing provides TIG with a high level of confidence that in a most reasonably likely worst case scenario these systems will not cause material disruption on a forward-looking basis.

The potential losses that TIG policyholders may incur which stem from Year 2000 problems will be business risks which are not insurable under standard property and casualty policies. A most reasonably likely worst case scenario would anticipate that it is possible that certain TIG policies may be reformed by judicial decisions to cover Year 2000 losses, which were not contemplated. TIG does not believe that such losses will have a material impact on TIG's financial results. To date, TIG has not incurred any losses relating to Year 2000 claims under its insurance and reinsurance policies.

Although the Company has taken the actions described above to address the Year 2000 problem, a most reasonable likely worst case scenario indicates that there is always a possibility that the Company may suffer some disruptions as a result of the Year 2000 problem.

TIG's Contingency Plans. The Company has a comprehensive contingency plan that addresses alternatives for solving the Year 2000 problem should the Company's adopted process prove inadequate. TIG continues to evaluate and modify the plan as necessary for all of the Company's operations and processes.

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

                                     PART II

--------------------------------------------------------------------------------

General Agent: A licensed property/casualty broker/agent who under the terms of a written contract with an insurer manages the transaction of one or more classes of insurance written by the insurer and generally has the power to 1) appoint, supervise, and terminate local agents, 2) accept or decline risks and
3) collect premium moneys from producing broker/agents or from the insured.

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

Independent Agent: A licensed property/casualty agent who usually represents two or more insurance companies in a sales and service capacity typically for personal lines homeowners and automobile coverages and is paid on a commission basis.

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

Loss and LAE reserves: Liabilities established by insurers and reinsurers to reflect the estimated cost of claims payments that the insurer or reinsurer will ultimately be required to pay with respect to insurance or reinsurance it has written. Reserves are established for losses and for LAE, and consist of case reserves and IBNR reserves.

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

                                    PART II

--------------------------------------------------------------------------------

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

Retention: The amount or portion of risk which an insurer or reinsurer retains for its own account. Losses in excess of the retention level are paid by the reinsurer or retrocessionaire. In pro-rata treaties, the retention may be a percentage of the original policy's limit. In excess of loss reinsurance, the retention is a dollar amount of loss, a loss ratio, or a percentage of loss.

Risk-based capital: A regulatory measurement of statutory capital and surplus to analyze continuation of operations at existing levels, taking into consideration various inherent risks.

Stamp capacity: The syndicate's premium limit for the relevant underwriting year.

Statutory accounting practices ("SAP"): Rules and procedures prescribed or permitted by state insurance regulatory authorities for recording transactions and preparing financial statements. Statutory accounting principles generally reflect a liquidating, rather than a going concern, concept of accounting.

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

                                     PART II

--------------------------------------------------------------------------------

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

                                    PART II

--------------------------------------------------------------------------------
ITEM 7A.  DISCLOSURES CONCERNING MARKET RISK
--------------------------------------------------------------------------------

Market Risk. Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign exchange rates and other relevant market rate or price changes. The volatility and liquidity in the markets in which the related underlying assets are traded directly influence market risk. The following is a discussion of TIG's primary market risk exposures and how those exposures are currently managed as of December 31, 1998. TIG's market risk sensitive instruments are entered into for purposes other than trading.

The primary market risk to the investment portfolio is interest rate risk associated with fixed maturity securities. TIG's exposure to foreign exchange and equity price risks is not significant.

The primary market risk for TIG's long-term debt is interest rate risk at the time of refinancing. TIG's long-term debt includes $100 million of 8.125% non-callable Notes maturing in 2005 and $125 million of 8.597% mandatory redeemable capital securities maturing in 2027.

Sensitivity Analysis. Sensitivity analysis is defined as the measurement of potential loss in future earnings, fair values or cash flows of market sensitive instruments resulting from one or more selected hypothetical changes in interest rates and other market rates or prices over a selected time. In TIG's sensitivity analysis model, a hypothetical change in market rates is selected that is expected to reflect reasonably possible near-term changes in those rates. "Near term" is defined as a period of time going forward up to one year from the date of the consolidated financial statements.

In this sensitivity analysis model, TIG uses fair values to measure its potential loss. The sensitivity analysis model includes the following financial instruments: fixed maturities, short-term securities, commercial paper, notes payable, fixed rate capital securities and mandatory redeemable preferred securities. The primary market risk to TIG's market sensitive instruments is interest rate risk. The sensitivity analysis model uses a 100 basis point change in interest rates to measure the hypothetical change in fair value of financial instruments included in the model.

For invested assets, duration modeling is used to calculate changes in fair values. Duration on invested assets is adjusted to call, put and interest rate reset features. Duration on tax exempt securities is adjusted for the fact that the yield on such securities is less sensitive to changes in interest rates compared to Treasury securities. Invested asset portfolio duration is calculated on a weighted basis using holdings as of December 31, 1998.

For long-term debt, the change in fair value is determined by calculating hypothetical December 31,1998 ending prices based on yields adjusted to reflect a 100 basis point change, comparing such hypothetical prices to actual ending prices, and multiplying the difference by the par or shares outstanding.

The sensitivity analysis model used by TIG's produces a loss in fair value of market sensitive instruments of $235 million based on a 100 basis point increase in interest rates as of December 31, 1998. This loss value only reflects the impact of an interest rate increase on the fair value of TIG's financial instruments, which constitute approximately 53% of total assets and approximately 5% of total liabilities. As a result, the loss value excludes a significant portion of TIG's consolidated balance sheet which would materially mitigate the impact of the loss in fair value associated with a 100 basis point increase in interest rates. These non-financial instruments include premium receivable balances, reinsurance recoverables, claims and claims adjustment expense reserves and unearned premium reserves.

                                     PART II
--------------------------------------------------------------------------------
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
--------------------------------------------------------------------------------

                                                                           Page

Report of Independent Auditors..............................................57

Consolidated Balance Sheets at December 31, 1998 and 1997...................58

Consolidated Statements of Income for each of the three
years in the period ended December 31, 1998 ................................59

Consolidated Statements of Comprehensive Income
for each of the three years in the period
ended December 31, 1998.....................................................60

Consolidated Statements of Changes in Shareholders' Equity
for each of the three years in the period
ended December 31, 1998 ....................................................61

Consolidated Statements of Cash Flows for each of the three
years in the period ended December 31, 1998.................................62

Notes to Consolidated Financial Statements..................................63

                                    PART II

--------------------------------------------------------------------------------

                         REPORT OF INDEPENDENT AUDITORS



Board of Directors
TIG Holdings, Inc.



     We have audited the accompanying consolidated balance sheets of TIG Holdings, Inc. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedules listed in the Index at Item 14 (a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of TIG Holdings, Inc. and subsidiaries at December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.



                                                    ERNST & YOUNG LLP



Dallas, Texas
February 3, 1999

                                     PART II

--------------------------------------------------------------------------------

                               TIG HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                                 December 31,
                                                                                           --------------------------
  (In millions, except share data)                                                            1998         1997
  ---------------------------------------------------------------------------------------- ----------- --------------
  Assets
        Investments:
                 Fixed maturities, at market (cost: $3,484 in 1998 and $3,725 in 1997)       $3,618       $3,874
                 Short-term and other investments (cost: $276 in 1998 and $316 in 1997)         276          318
  ---------------------------------------------------------------------------------------- ----------- --------------
                               Total investments                                              3,894        4,192
        Cash                                                                                     72           18
        Accrued investment income                                                                50           56
        Premium receivable (net of allowance of $13 in 1998 and $5 in 1997)                     521          453
        Reinsurance  recoverable  on paid losses (net of  allowance of $13 in 1998
           and $6 in 1997)                                                                       82          125
        Reinsurance recoverable on unpaid losses (net of allowance of $20 in 1998             1,998        1,404
           and $3 in 1997)
        Deferred policy acquisition costs                                                       137          155
        Prepaid reinsurance premium                                                             188          177
        Income taxes                                                                            129          140
        Other assets                                                                            144          147
  ---------------------------------------------------------------------------------------- ----------- --------------

                              Total assets                                                   $7,215       $6,867
  ---------------------------------------------------------------------------------------- ----------- --------------

  Liabilities
         Reserves for:
                 Losses                                                                      $3,659       $3,459
                 Loss adjustment expenses                                                       441          476
                 Unearned premium                                                               719          738
  ---------------------------------------------------------------------------------------- ----------- --------------
                               Total reserves                                                 4,819        4,673
          Reinsurance premium payable                                                            80           61
          Funds held under reinsurance agreements                                               564          319
          Notes payable                                                                         125          122
          Other liabilities                                                                     350          379
  ---------------------------------------------------------------------------------------- ----------- --------------
                               Total liabilities                                             $5,938       $5,554
  ---------------------------------------------------------------------------------------- ----------- --------------

  Mandatory redeemable 8.597% capital securities of subsidiary trust                            125          125

  Mandatory redeemable preferred stock                                                           25           25

  Shareholders' Equity
         Common stock - par value $0.01 per share
                 (authorized:  180,000,000 shares; issued and outstanding:
                   67,574,664 shares in 1998 and  66,955,288 shares in 1997)                  1,274        1,257
         Retained earnings                                                                      229          253
         Accumulated other comprehensive income:
                 Net unrealized gain on fixed maturity investments, net of taxes                 87           98
                 Net unrealized loss on foreign exchange, net of taxes                          (2)           (2)
  ---------------------------------------------------------------------------------------- ----------- --------------
                                                                                              1,588        1,606

         Treasury stock (16,258,097 shares in 1998 and 15,597,021 shares in 1997)             (461)         (443)
  ---------------------------------------------------------------------------------------- ----------- --------------
                 Total shareholders' equity                                                  $1,127       $1,163
  ---------------------------------------------------------------------------------------- ----------- --------------

                 Total liabilities and shareholders' equity                                  $7,215       $6,867
  ---------------------------------------------------------------------------------------- ----------- --------------

   See Notes to Consolidated Financial Statements.

                                    PART II

--------------------------------------------------------------------------------

                               TIG HOLDINGS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME

                                                                                Years Ended December 31,
                                                                           -----------------------------------
     (In millions, except share data)                                         1998        1997        1996
    ---------------------------------------------------------------------- ----------- ----------- -----------
     Revenues
            Net premium earned                                               $1,447      $1,466      $1,539
            Net investment income                                               235         290         290
            Net investment and other gain (loss)                               (12)           1          (4)
    ---------------------------------------------------------------------- ----------- ----------- -----------
                    Total revenues                                            1,670       1,757       1,825
    ---------------------------------------------------------------------- ----------- ----------- -----------

     Losses and expenses
            Net losses and loss adjustment expenses incurred                  1,041       1,151       1,138
            Policy acquisition and other underwriting expenses                  502         466         463
            Dividends to policyholders                                           24          14           3
            Corporate expenses                                                   81          44          37
            Interest expense on long-term debt                                   23          20           9
            Restructuring charges                                                 -           -         100
    ---------------------------------------------------------------------- ----------- ----------- -----------
                   Total losses and expenses                                  1,671       1,695       1,750
    ---------------------------------------------------------------------- ----------- ----------- -----------

            Income (loss) before income tax benefit (expense)                    (1)         62          75
            Income tax benefit (expense)                                          9         (10)          4
    ---------------------------------------------------------------------- ----------- ----------- -----------

                    Net income                                                   $8         $52         $79
    ---------------------------------------------------------------------- ----------- ----------- -----------
     Net income per common share:
                    Basic                                                     $0.13       $0.97       $1.36
                    Diluted                                                   $0.13       $0.94       $1.32
    ---------------------------------------------------------------------- ----------- ----------- -----------

     Dividends per common share                                               $0.60       $0.60       $0.20
    ---------------------------------------------------------------------- ----------- ----------- -----------

      See Notes to Consolidated Financial Statements.

                                     PART II

--------------------------------------------------------------------------------


                               TIG HOLDINGS, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME


                                                                                           Years Ended December 31,
                                                                                     -------------------------------------
 (In millions)                                                                          1998        1997         1996
------------------------------------------------------------------------------------ ----------- ------------ ------------

 Net income                                                                              $8           $52         $79

 Other comprehensive income (loss):
      Unrealized gains (losses) on securities, net of reclassification adjustment       (17)           71         (88)
      Foreign currency translation adjustments                                            -            (1)          -
------------------------------------------------------------------------------------ ----------- ------------ ------------
 Other comprehensive income (loss), before income taxes                                 (17)           70         (88)

 Provision for income taxes related to other comprehensive income (loss) items            6           (25)         30

------------------------------------------------------------------------------------ ----------- ------------ ------------
 Other comprehensive income (loss)                                                      (11)           45         (58)

 Comprehensive income (loss)                                                            ($3)          $97         $21
------------------------------------------------------------------------------------ ----------- ------------ ------------

 Other comprehensive income (loss):
     Unrealized gain (loss) during year, net of tax expense of $5                       $10
     Reclassification adjustment, net of tax benefit of $11                             (21)
------------------------------------------------------------------------------------ -----------
 Other comprehensive income (loss)                                                     ($11)
------------------------------------------------------------------------------------ -----------

 See Notes to Consolidated Financial Statements.

                                     PART II

--------------------------------------------------------------------------------

                               TIG HOLDINGS, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY


                                                                                  Years Ended December 31,
                                                                          -----------------------------------------
   (In millions)                                                              1998          1997          1996
  ----------------------------------------------------------------------- ------------- ------------- -------------
   Common Stock
          Balance at beginning of year                                       $1,257        $1,198        $1,186
                  Common stock issued                                            10            42             9
                   Income tax benefit from stock options exercised                -            13             -
                  Conversion of Class A common stock                              -             -             1
                  Amortization of unearned compensation                           7             4             2
  ----------------------------------------------------------------------- ------------- ------------- -------------
          Balance at end of year                                              1,274         1,257         1,198
  ----------------------------------------------------------------------- ------------- ------------- -------------
   Class A common stock
          Balance at beginning of year                                            -             -             1
                  Conversion of Class A common stock                              -             -            (1)
  ----------------------------------------------------------------------- ------------- ------------- -------------
          Balance at end of year                                                  -             -             -
  ----------------------------------------------------------------------- ------------- ------------- -------------
   Retained earnings
          Balance at beginning of year                                          253           234           168
                  Net income                                                      8            52            79
                  Common stock dividends                                        (30)          (31)          (11)
                  Preferred stock dividends                                      (2)           (2)           (2)
  ----------------------------------------------------------------------- ------------- ------------- -------------
          Balance at end of year                                                229           253           234
  ----------------------------------------------------------------------- ------------- ------------- -------------
   Accumulated other comprehensive income
          Balance at beginning of year                                           96            51           109
                  Change in unrealized gain (loss) on fixed maturity
                       investments                                              (11)           46           (58)
                  Change in net unrealized loss on foreign exchange               -            (1)            -
  ----------------------------------------------------------------------- ------------- ------------- -------------
          Balance at end of year                                                 85            96            51
  ----------------------------------------------------------------------- ------------- ------------- -------------
   Treasury stock
          Balance at beginning of year                                         (443)         (276)          (88)
                  Treasury stock purchased                                      (18)         (167)         (188)
  ----------------------------------------------------------------------- ------------- ------------- -------------
          Balance at end of year                                               (461)         (443)         (276)
  ----------------------------------------------------------------------- ------------- ------------- -------------
   Total shareholders' equity at end of year                                 $1,127        $1,163        $1,207
  ----------------------------------------------------------------------- ------------- ------------- -------------

      See Notes to Consolidated Financial Statements.

                                     PART II

--------------------------------------------------------------------------------

                               TIG HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                   Years Ended December 31,
                                                                           -----------------------------------------
    (In millions)                                                              1998          1997          1996
   ----------------------------------------------------------------------- ------------- ------------- -------------
    Operating Activities
           Net income                                                           $8           $52            $79
           Adjustments to reconcile net income to cash provided
                 by (used in) operating activities:
                 Changes in:
                               Accrued investment income                         6             1             (1)
                               Premium receivable                              (68)          (33)           (11)
                               Reinsurance recoverable                        (551)         (265)           (43)
                               Deferred policy acquisition costs                18           (11)             -
                               Prepaid reinsurance premium                     (11)          (72)             6
                               Income taxes                                     11           (62)           (11)
                               Loss reserves                                   200           374            (73)
                               Loss adjustment expense reserves                (35)          (44)           (53)
                               Unearned premium reserves                       (19)           42            (16)
                               Reinsurance premium payable                      19           (27)            19
                               Funds held under reinsurance agreements         245            64            104
                               Other assets and other liabilities               54            (9)           (26)
           Net investment and other (gain) loss                                 12            (1)             4
           Other                                                                20             3             20
   ----------------------------------------------------------------------- ------------- ------------- -------------
                               Net cash provided by (used in) operating        (91)           12             (2)
    activities
   ----------------------------------------------------------------------- ------------- ------------- -------------

    Investing Activities
           Purchases of fixed maturity investments                          (4,091)       (2,884)        (1,920)
           Sales of fixed maturity investments                               3,465         2,822          1,907
           Maturities and calls of fixed maturity investments                  817           365            252
           Sale of Independent Agents business                                   -          (120)             -
           Net decrease (increase) in short-term investments and other          42          (169)           (28)
           Other                                                               (51)           (6)            (5)
   ----------------------------------------------------------------------- ------------- ------------- -------------
                               Net cash provided by investing activities       182             8            206
   ----------------------------------------------------------------------- ------------- ------------- -------------

    Financing Activities
           Borrowing on line of credit                                          70             -              -
           Repayments on line of credit                                        (70)            -              -
           Common stock issued                                                  10            42              9
           Income tax benefit from stock options exercised                       -            13              -
           Mandatory redeemable capital securities issued                        -           125              -
           Acquisition of treasury stock                                       (18)         (167)          (188)
           Common stock dividends                                              (30)          (31)           (11)
           Preferred stock dividends                                            (2)           (2)            (2)
           Increase (decrease) in notes payable                                  3            (1)             3
   ----------------------------------------------------------------------- ------------- ------------- -------------
                               Net cash used in financing activities           (37)          (21)          (189)
   ----------------------------------------------------------------------- ------------- ------------- -------------
           Increase (decrease) in cash                                          54            (1)            15
           Cash at beginning of period                                          18            19              4
   ----------------------------------------------------------------------- ------------- ------------- -------------
                               Cash at end of period                           $72           $18            $19
   ----------------------------------------------------------------------- ------------- ------------- -------------

     See Notes to Consolidated Financial Statements.

                                    PART II
                               TIG HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
NOTE A. DESCRIPTION OF BUSINESS
--------------------------------------------------------------------------------

TIG Holdings is primarily engaged in the business of property/casualty insurance and reinsurance through its 14 domestic insurance subsidiaries, collectively "TIG" or "the Company". Of direct premium written by TIG in 1998, 21% was written in California, 9% in Florida, 7% in Michigan, 6% in New York, and 5% in Hawaii. No other geographical area, including foreign operations, accounted for more than 5% of direct premium written. A description of each operating segments' principal products follows (see also Note P - Operating Segments).

Reinsurance. TIG's reinsurance operations are conducted through TIG Reinsurance Company ("TIG Re"). Reinsurance is a form of insurance whereby the reinsurer (i.e., TIG Re) agrees to indemnify another insurance company (the "ceding company") for all or a portion of the insurance risks underwritten by the ceding company under an insurance policy or policies. TIG Re writes both pro-rata and excess of loss coverages. TIG Re provides pro-rata coverages when the ceding company's underwriting capabilities are considered superior and where the relationship with the ceding company provides an opportunity for long-term profitability. TIG Re's primary strategy for excess of loss treaties is to take large participations in working layers of a limited number of programs. By assuming a significant participation in each treaty, TIG Re exercises significant control over the terms and structure of each treaty. TIG Re's predominant source of business is through reinsurance intermediaries. Net premium written for the Reinsurance operating segment comprised 29%, 36% and 36% of consolidated net premium written for the years ended December 31, 1998, 1997 and 1996, respectively.

Commercial Specialty. Commercial Specialty coverages provide protection against property loss and legal liability for injuries to other persons or damage to their property arising from the policyholder's business operations. Commercial Specialty primarily develops and markets insurance programs where the nature of the risk does not lend itself to traditional commercial insurance. Significant programs include Sports and Leisure, with products for professional and amateur sports events; Workers' Compensation, which provides liability coverage to employers for payment of employee benefits associated with employment related accidents as mandated by state laws; Primary Casualty, which focuses on commercial auto, professional liability, construction and marine programs; Excess Casualty which offers lead umbrella and excess umbrella policies; and participation in three Lloyd's of London syndicates writing marine, UK property and aviation business. Commercial Specialty products are principally marketed through large general agents, with which TIG sometimes has exclusive marketing contracts. Net premium written for the Commercial Specialty operating segment comprised 53%, 41% and 29% of consolidated net premium written for the years ended December 31, 1998, 1997 and 1996, respectively.

Custom Markets. Custom Markets' principal products are standard automobile, non-standard automobile, homeowners and small business owner's insurance. Automobile policies cover liability to third parties for bodily injury and property damage and physical damage to the insured's own vehicle resulting from collision or various other causes of loss. Homeowners and small commercial property policies protect against loss of dwellings/buildings and contents arising from a variety of perils, as well as liability arising from ownership or occupancy. Custom Markets' products are distributed through strategic relationships with general agents ("GAs") and other key distribution partners. Net premium written for the Custom Markets operating segment comprised 20%, 13% and 6% of consolidated net premium written for the years ended December 31, 1998, 1997 and 1996, respectively.

                                     PART II
                               TIG HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Financial statements prepared in accordance with GAAP require management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Such estimates and assumptions could change in the future as more information becomes available, which could impact the amounts reported and disclosed herein.

Segment Reporting. Effective January 1, 1998, the Company adopted Financial Accounting Standards Board's ("FASB") Statement of Financial Accounting Standard No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("Statement 131"). Statement 131 superseded FASB Statement No. 14, "Financial Reporting for Segments of a Business Enterprise". Statement 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. Statement 131 also established standards for related disclosures about products and services, geographic areas, and major customers. The adoption of Statement 131 did not affect results of operations or financial position (See Note P - Operating Segments).

Reporting Comprehensive Income. As of January 1, 1998, the Company adopted FASB Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income" ("Statement 130"). Statement 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or shareholders' equity. Statement 130 requires unrealized gains or losses on the Company's available-for-sale securities and the foreign currency translation adjustments, which prior to adoption were reported separately in shareholders' equity, to be included in other comprehensive income. Prior year financial statements have been presented in conformity with the requirements of Statement 130.

Earnings per Share ("EPS"). In December 1997, the Company adopted FASB Statement of Financial Accounting Standard No. 128, "Earnings Per Share", which established a new calculation of EPS. Prior period amounts have been restated to conform with the new requirements. Basic earnings per share is calculated based upon the weighted average common shares outstanding during the period. In order to calculate EPS, unallocated Employee Stock Ownership Plan ("ESOP") shares and treasury shares are deducted from the outstanding common shares. For diluted EPS, Class A common stock and common stock options (See Note K - Incentive Compensation Plans) increase weighted average shares outstanding to the extent that they are dilutive. To obtain net income attributable to common shareholders for EPS computations, the annual preferred stock dividend is deducted from net income. The following schedule presents the calculation of Basic and Diluted
EPS:

(In millions, except per shares data               1998       1997      1996
----------------------------------------------- ---------- --------- ----------
Numerator:
   Net Income                                        $8        $52       $79
   Less:  Preferred stock dividends                   2          2         2
----------------------------------------------- ---------- --------- ----------
   Income available to common  shareholders          $6        $50       $77
----------------------------------------------- ---------- --------- ----------
Denominator:
   Weighted average shares outstanding
       for basic EPS                               50.9       51.8      56.4
   Effect of dilutive options                        .3        1.7       1.9
----------------------------------------------- ---------- --------- ----------
   Adjusted weighted average shares for
       diluted EPS                                 51.2       53.5       58.3
Basic EPS                                          $0.13      $0.97      $1.36
----------------------------------------------- ---------- --------- ----------
Diluted EPS                                        $0.13      $0.94      $1.32
----------------------------------------------- ---------- --------- ----------

                                     PART II
                               TIG HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

Investments. Fixed maturity investments are classified as available for sale, as TIG has no positive intent to hold such securities until maturity, and are carried at market value. Equity securities and other long-term investments are also carried at market value while short-term investments are carried at cost, which approximates market value. Market value is based principally upon quoted market prices. Quoted market prices are available for substantially all fixed maturity investments and equity securities. The difference between the aggregate market value and amortized cost of securities, after deferred income tax effect, is reported in accumulated other comprehensive income as unrealized gain or loss and, accordingly, has no effect on net income (see Note D - Investments).

Interest on fixed maturity investments is recorded as income when earned and is adjusted for any amortization of purchase premium or accrual of discount. Realized gains and losses on the sale of investments are generally determined on a first-in-first-out basis. Realized losses are recorded when an investment's fair value is below book value and the decline is considered other than temporary.

In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("Statement 133"), which is required to be adopted in years beginning after June 15, 1999. The Statement permits early adoption as of the beginning of any fiscal quarter after its issuance. The Company expects to adopt the new Statement effective January 1, 2000. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company has not yet determined what the effect of Statement 133 will be on the earnings and financial position of the Company.

Stock Compensation. TIG adopted Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" ("Statement 123") effective January 1, 1996. Statement 123 establishes financial accounting and reporting standards for stock-based employee compensation plans. TIG elected to continue to account for employee stock-based compensation as prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees" and to provide pro forma disclosures in the Notes to Consolidated Financial Statements of the effects of Statement 123 on net income and earnings per share (see Note K - Incentive Compensation Plans). There was no effect on net income or earnings per share as a result of adopting Statement 123.

Recognition of Premium Revenues. Premium, including premium on reinsurance contracts, is earned principally on a pro-rata basis over the terms of the policies, which are generally not more than one year. Unearned premium represents the portion of premium written applicable to the unexpired terms of policies in force.

                                    PART II
                               TIG HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

Loss and loss adjustment expense reserves. The liability for loss and loss adjustment expenses ("LAE") is based on an evaluation of reported losses and on estimates of incurred but not reported ("IBNR") losses. The reserve liabilities are determined using estimates of losses for individual claims (case basis reserves) and statistical projections of reserves for IBNR. Management considers many factors when setting reserves including: (i) current legal interpretations of coverage and liability; (ii) economic conditions; and (iii) internal methodologies which analyze TIG's experience with similar cases, with information from ceding companies, and with historical trends such as reserving patterns, loss payments, pending levels of unpaid claims, and product mix. Based on these considerations, management believes that adequate provision has been made for TIG's loss and LAE reserves. Actual losses and LAE paid may deviate, perhaps substantially, from such reserves. Adjustments to the reserves resulting from subsequent developments or revisions to the estimate are reflected in results of operations in the period in which such adjustments become known. The liability is reported net of estimated salvage and subrogation recoverables of $26 million and $31 million at December 31, 1998 and 1997, respectively. Certain liabilities for unpaid losses related to long-term workers' compensation coverage are discounted to present value. The workers' compensation indemnity reserves subject to discounting and the related discount are as follows:

                                                    December 31,
                                     -----------------------------------------
(In millions)                                 1998                 1997
------------------------------------ -------------------- --------------------
Subject to tabular reserving                  $263                 $231
Discount (3.5% in 1998 and 1997)                40                   31
------------------------------------ -------------------- --------------------
Discounted indemnity reserves                 $223                 $200
------------------------------------ -------------------- --------------------

Deferred Policy Acquisition Costs. Acquisition costs that vary with and are primarily related to the production of new business consist principally of commissions, premium taxes, and other expenses incurred at policy issuance and renewal. The costs are generally deferred and amortized ratably over the terms of the underlying policies. Anticipated losses, loss expenses, and remaining costs of servicing the policies are considered in determining the amount of costs to be deferred. Anticipated investment income is considered in determining whether a premium deficiency exists. Amortization of deferred policy acquisition costs totaled $425 million, $391 million and $347 million for the years ended December 31, 1998, 1997 and 1996, respectively.

Premium Deficiency Recognition. A premium deficiency is recognized for an operating segment when the sum of expected claim costs and claim adjustment expenses, expected dividends to policyholders, maintenance costs and unamortized acquisition costs exceeds future earned premiums related to non-cancelable in-force policies and related anticipated investment income. A premium deficiency is first recognized by charging unamortized deferred policy acquisition costs to expense and then accruing a liability for any remaining deficiency.

Participating Insurance Business. Dividends to policyholders, which relate primarily to workers' compensation policies, are accrued during the period in which the related premium is earned. Approximately 7%, 7% and 4% in 1998, 1997 and 1996, respectively, of TIG's total gross written premium was subject to participation in such dividends.

                                     PART II
                               TIG HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

Other Assets. Property, leasehold improvements and furniture and equipment with a cost of $44 million and $40 million at December 31, 1998 and 1997, respectively, are included in other assets. These balances are carried at cost less accumulated depreciation of $31 million and $24 million at December 31, 1998 and 1997, respectively. Depreciation is computed under the straight-line method over the estimated useful lives of the assets over periods ranging from three to ten years. Depreciation expense, including amortization of assets under capital lease, totaled $9 million in 1998, 1997 and 1996. Goodwill and other intangible assets with a cost of $21 million are also included in other assets net of accumulated amortization of $4 million and $3 million at December 31, 1998 and 1997, respectively. These balances are amortized on a straight-line basis over periods ranging from 10 to 20 years. Amortization expense totaled $1.4 million, $0.6 million and $0.5 million in 1998, 1997 and 1996, respectively. TIG's accounting policy governing the measurement of goodwill impairment includes an annual analysis of the recoverability of goodwill as of each balance sheet date.

Restructuring Charges. In February 1996, TIG announced the reorganization of its commercial operations and plans to exit certain lines of business that failed to meet profitability standards. As a result of this reorganization, TIG took the following actions: 1) combined its Specialty Commercial and Workers' Compensation divisions to form a new operating segment called Commercial Specialty; 2) identified field offices for consolidation and closure; 3) identified lines of business for non-renewal or cancellation for which 1995 net premium written was approximately $190 million; 4) formed a run-off division (called "Other Lines") to administer contractually required policy renewals for run-off lines of business, and 5) outsourced to third party service providers or otherwise terminated the responsibilities of approximately 600 employees. The consolidation/closure of field offices was completed by December 31, 1996, although various lease obligations remain at December 31, 1998.

TIG recorded a $100 million accrual in first quarter 1996 for estimated restructuring charges comprised of severance of $17 million, contractual policy obligations of $37 million, office lease termination of $18 million, furniture, equipment and capitalized software write-downs of $12 million, and a reserve for litigation and credit issues related to terminated producers of $16 million. In 1997, TIG re-evaluated the $100 million restructuring charge. Although the total amount of the restructuring charge remained unchanged, the components were revised to the following: severance of $13 million; contractual policy obligations of $43 million; office lease terminations of $16 million; furniture, equipment and capitalized software write-downs of $10 million; and a reserve for litigation and credit issues related to terminated producers of $18 million. Severance costs were less than originally estimated due to the employment of certain TIG associates by third party service providers. The reduction in severance was effectively offset by increased costs for contractual policy obligations associated with outsourcing contracts. The revised estimates for leases, asset write-downs, and producer credit issues reflect minor adjustments to original assumptions based on activity through December 31, 1998. Charges against the restructure accrual of $97 million have been recorded since March 1996 and are comprised of $13 million in severance, $43 million in contractual policy obligations, $13 million in lease termination costs, $10 million in asset write-downs and $18 million related to producer credit issues. At December 31, 1998, TIG's exit plan was substantially complete with the remaining restructure accrual of $3 million projected to be paid out over the next two to three years. Net premium written for 1998, 1997, and 1996 from lines of business placed in run-off as a result of the 1996 restructure was ($1) million, $4 million and $140 million, respectively.

                                    PART II
                               TIG HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

Guaranty Funds and Similar Assessments. TIG is assessed amounts by state guaranty funds to cover losses of policyholders of insolvent or rehabilitated insurance companies, by state insurance oversight agencies to cover the operating expenses of such agencies and by other similar legislated entities. These mandatory assessments may be partially recovered through a reduction in future premium taxes in certain states. The Company currently expenses these assessments as they are levied. Effective January 1, 1999, the Company will be required to adopt the provisions of AICPA Statement of Position 97-3 ("SOP 97-3"), under which these assessments are required to be accrued in the period in which they have been incurred. The effects of initially adopting SOP 97-3 will be recorded as the cumulative effect of a change in accounting principle. TIG has not determined the impact that the adoption of SOP 97-3 will have on its financial condition or results of operations.

                                     PART II
                               TIG HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
NOTE C.  SIGNIFICANT TRANSACTIONS AND EVENTS
--------------------------------------------------------------------------------

Premium Deficiencies Recognition. In third quarter 1998, a contract dispute arose between the Company and MBNA America Bank, N.A., the producer of an automobile insurance program within the Custom Markets division ("the MBNA program"). The dispute related to certain underwriting and pricing changes made by TIG to produce contractually guaranteed rates of return. In September 1998, the MBNA program was terminated. The producer elected under the termination provisions of the agency contract to require TIG to provide a renewal market through September 1, 1999. As a result, TIG recognized a premium deficiency of $33 million in third quarter 1998 related to future earned premium from existing Custom Markets business and mandatory renewals through September 1, 1999, for the MBNA program. The premium deficiency was recorded in TIG's third quarter 1998 income statement by expensing all Custom Markets deferred policy acquisition costs, which totaled $19 million, and establishing additional loss reserves of $14 million. At December 31, 1998, $7 million of this additional loss reserve remained. Net premium written for the MBNA program was $88 million and $30 million for the years ended December 31, 1998 and 1997, respectively.

Merger with Fairfax Financial Holdings Limited. On December 3, 1998, the Company announced the proposed merger of FFHL, Inc., a wholly-owned subsidiary of Fairfax Financial Holdings Limited (Fairfax), with TIG Holdings, Inc. Fairfax is a financial services holding company that, through its subsidiaries, is engaged in property, casualty and life insurance and reinsurance, investment management and insurance claim management. The merger will be the culmination of an evaluation of strategic alternatives initiated by the Company's Board of Directors in an effort to determine the course of action that was in the best interest of the Company and its stockholders. Under the merger agreement, Fairfax has agreed to convert each share of common stock of the Company issued and outstanding as of the date that the Certificate of Merger is filed with the State of Delaware into the right to receive $16.50 in cash, without interest. On March 8, 1999, at a Special Meeting of Stockholders of TIG Holdings, Inc., the stockholders are expected to vote on the merger agreement. The obligations of the Company and Fairfax to effect the merger are subject, among other things, to the condition that necessary insurance regulatory approvals shall have been obtained.

Closing of Offices. During 1998, the Company decided to close its executive offices in New York City, consolidating corporate functions with its corporate headquarters in Irving, Texas. In addition, the Company decided to close its staff counsel offices located throughout the United States and outsource the supervision of claims litigation previously performed by these offices. In conjunction with these closings, accruals for lease obligations and severance and related costs totaling $15 million were recorded as Corporate Expense in 1998.

Sale of Independent Agents Business Unit. On December 31, 1997, TIG sold the Independent Agents unit of its Retail Division, based in Battle Creek, Michigan, for $65 million in cash to Nationwide Mutual Insurance Company ("Nationwide"). The purchase price was adjusted for the surplus of TIG Countrywide Insurance Company ("CIC"), which was included in the sale, after giving effect to certain transactions. There was no capital gain or loss recognized on the sale. At closing, TIG entered into several reinsurance arrangements with CIC and ceded all outstanding loss and LAE reserves, unearned premium reserves and premium receivables related to the Independent Agents unit at book value. Under the purchase agreement, Nationwide assumed the risk of loss and LAE reserve development and receivable collectibility. To allow CIC and Nationwide time to make appropriate regulatory filings, TIG agreed to continue to write Independent Agents business and cede such business 100% to CIC for two years, or longer, if needed. TIG has also agreed to provide transition assistance services to CIC for the processing of this business for a period of up to two years. Independent Agents gross premium written for the years ended December 31, 1998, 1997 and 1996 totaled $247 million, $286 million and $299 million, respectively. During 1998, TIG recognized $20 million in ceding commission from the Independent Agents book of business.

                                     PART II
                               TIG HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
NOTE D.  INVESTMENTS
--------------------------------------------------------------------------------

Market Value and Amortized  Cost of Invested Assets:

                                                                 December 31, 1998
                                       ----------------------------------------------------------------------
                                                                                                     % of
                                            Market       Amortized     Unrealized    Unrealized      Market
  (In millions)                              Value          Cost         Gains         Losses      Portfolio
  ------------------------------------- -------------- ------------- ------------- ------------- -------------
  Municipal bonds                            $564          $522            $42          $ -           14.5%
  Mortgage-backed securities                  643           635             10           (2)         16.5
  United States government bonds            1,574         1,470            106           (2)         40.4
  Corporate and other bonds                   837           857             20          (40)         21.5
  ------------------------------------- -------------- ------------- ------------- ------------- -------------
      Total fixed maturity investments      3,618         3,484            178          (44)         92.9
  Short-term and other investments            276           276              -            -           7.1
  ------------------------------------- -------------- ------------- ------------- ------------- -------------
      Total invested assets                $3,894        $3,760           $178         ($44)         100.0%
  ------------------------------------- -------------- ------------- ------------- ------------- -------------


                                                                  December 31, 1997
                                         ---------------------------------------------------------------------
                                                                                                     % of
                                            Market      Amortized     Unrealized    Unrealized      Market
  (In millions)                              Value         Cost         Gains         Losses      Portfolio
  -------------------------------------- ------------- ------------- ------------- ------------- -------------
  Municipal bonds                            $637          $596          $42          ($1)          15.2%
  Mortgage-backed securities                  941           933           11           (3)          22.4
  United States government bonds            1,014           941           77           (4)          24.2
  Corporate and other bonds                 1,282         1,255           41          (14)          30.6
  -------------------------------------- ------------- ------------- ------------- ------------- -------------
      Total fixed maturity investments      3,874         3,725          171          (22)          92.4
  Short-term and other investments            318           316            3           (1)           7.6
  -------------------------------------- ------------- ------------- ------------- ------------- -------------
      Total invested assets                $4,192        $4,041         $174         ($23)         100.0%
  -------------------------------------- ------------- ------------- ------------- ------------- -------------

Less than 17% of TIG's portfolio consists of mortgage-backed securities ("MBS") as of December 31, 1998. United States federal government and government agency mortgages represent approximately 69% of TIG's exposure to MBS as of December 31, 1998, offering AAA credit quality. A risk inherent to MBS is prepayment risk related to interest rate volatility. The underlying mortgages may be repaid earlier or later than originally anticipated, depending on the repayment and refinancing activity of the underlying mortgage holders. Should this occur, TIG would receive paydowns on principal amounts which may have been purchased at a premium or discount, and TIG's investment income would be affected by any adjustments to amortization resulting from the prepayments. TIG's consolidated financial results have not been materially impacted by prepayments of MBS. In addition, interest rate volatility can affect the market value of MBS. Substantially all MBS held in the portfolio can be actively traded in the public market.

In the normal course of business, TIG may choose to hedge some of its interest rate risk with futures contracts and/or interest rate swaps. Alternatively, derivative financial instruments may also be utilized to enhance prospective returns. TIG's interest rate swap arrangements generally provide that one party pays interest at a floating rate in relation to movements in an underlying index, and the other party pays interest at a fixed rate. While TIG is exposed to credit risk in the event of nonperformance by the other party, nonperformance is not anticipated due to the credit rating of the counterparties. There were no interest rate swaps at December 31, 1998, and $14 million notional face amount of interest rate swaps at December 31, 1997. From time to time, TIG sells futures contracts to hedge its interest rate and market exposures on thirty-year U.S. Treasury bonds. Risks arise from movements in the futures contracts' values. Futures contracts are carried at market value, with gains and losses recognized as adjustments to the carrying value of the hedged investment. No futures contract positions were open at December 31, 1998 or 1997. However, positions were opened and closed during 1998, 1997 and prior years. The deferral method has been used to account for these closed futures contracts. Under the deferral method, gains and losses from derivatives are deferred on the balance sheet and recognized in earnings in conjunction with the earnings recognition of the designated items. The deferred loss from futures contracts was $5 million and $4 million at December 31, 1998 and 1997, respectively.

                                    PART II
                               TIG HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

TIG routinely enters into commitments to purchase securities on a "To Be Announced" ("TBA") basis for which the interest rate risk remains with TIG until the date of delivery and payment. Delivery and payment of securities purchased on a TBA basis can take place a month or more after the date of the transaction. These securities are subject to market fluctuations during this period and it is the Company's policy to recognize any gains or losses only when they are realized. TIG maintains cash and short-term investments with a fair value exceeding the amount of its TBA purchase commitments. At December 31, 1998, there were no TBA purchase commitments, compared to TBA commitments of $24 million with a fair value of $26 million at December 31, 1997.

TIG has no material non-income producing investments and has no geographic or other concentrations of investment risk which have not been disclosed. Invested assets of TIG, carried at $836 million and $620 million at December 31, 1998 and 1997, respectively, were either on deposit with government agencies as required by law in various states in which TIG insurance subsidiaries conduct business or were held as collateral for various business transactions. Invested assets of TIG's participation in Lloyd's Syndicates totaling $32 million and $8 million at December 31, 1998 and 1997, respectively, including cash of $11 million and $5 million for each respective period, are held in trust in accordance with Lloyd's of London regulations (see Note N - Commitments and Contingencies).

The estimated market value and amortized cost of the portfolio, by contractual maturity, at December 31, 1998 are presented below. Expected maturities will differ from contractual maturities as certain borrowers have the right to call or prepay obligations.

                                                        Market      Amortized
(In millions)                                            Value         Cost
--------------------------------------------------- ------------- -------------
Due in one year or less                                  $133          $133
Due after one year through five years                     309           309
Due after five years through ten years                  1,137         1,143
Due after ten years                                     1,396         1,264
Mortgage-backed securities                                643           635
--------------------------------------------------- ------------- -------------
Total fixed maturity investments                       $3,618        $3,484
--------------------------------------------------- ------------- -------------

Components of Net Investment Income

                                                     Years Ended December 31,
                                                -------------------------------
(In millions)                                      1998       1997      1996
----------------------------------------------- ---------- --------- ----------
Fixed maturity investments                         $269       $297      $298
Short-term and other investments                     11          8         6
----------------------------------------------- ---------- --------- ----------
Total gross investment income                       280        305       304
Investment expenses, interest and other             (45)       (15)      (14)
----------------------------------------------- ---------- --------- ----------
Total net investment income                        $235       $290      $290
----------------------------------------------- ---------- --------- ----------

Net Investment and Other Gain (Loss)

                                                      Years Ended December 31,
                                                -------------------------------
(In millions)                                       1998       1997      1996
----------------------------------------------- ---------- --------- ----------
Fixed maturity investments
   Gross gains                                      $67        $38       $37
   Gross losses                                     (75)       (22)      (41)
Other losses                                         (4)       (15)        -
----------------------------------------------- ---------- --------- ----------
Net investment and other gain (loss) before tax     (12)         1        (4)
Less related taxes                                    4          -         1
----------------------------------------------- ---------- --------- ----------
Net investment and other gain (loss),
   net of taxes                                     ($8)        $1       ($3)
----------------------------------------------- ---------- --------- ----------

                                     PART II
                               TIG HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
NOTE E.  LOSS AND LOSS ADJUSTMENT EXPENSE RESERVES
--------------------------------------------------------------------------------

Activity in the loss and loss adjustment expense reserve account is summarized as follows:

   (In millions)                                                                 1998           1997          1996
   -------------------------------------------------------------------------- ------------- -------------- -------------
   Balance January 1, net of reinsurance recoverables                           $2,531         $2,634         $2,752
   Incurred related to:
        Current year                                                             1,016          1,076          1,122
        Prior year                                                                  25             75             16
   -------------------------------------------------------------------------- ------------- -------------- -------------
   Total losses and LAE incurred                                                 1,041          1,151          1,138
   -------------------------------------------------------------------------- ------------- -------------- -------------
   Loss and LAE payments related to:
        Current year                                                               313            417            374
        Prior year                                                                 999            837            882
   -------------------------------------------------------------------------- ------------- -------------- -------------
   Total losses and LAE payments                                                 1,312          1,254          1,256
   Retroactive reinsurance assumed                                                  52              -              -
   -------------------------------------------------------------------------- ------------- -------------- -------------
   Balance December 31, net of reinsurance recoverable                           2,312          2,531          2,634
   Reinsurance recoverable, excluding amounts recoverable on retroactive
        reinsurance ceded of $210 million in 1998                                1,788          1,404           1,126
   -------------------------------------------------------------------------- ------------- -------------- -------------
   Gross loss and LAE reserves                                                  $4,100         $3,935         $3,760
   -------------------------------------------------------------------------- ------------- -------------- -------------

In 1998, TIG recognized unfavorable prior year loss and LAE reserve development of $25 million, of which unfavorable development of $24 million was attributable to TIG Insurance and $1 million of unfavorable development was attributable to TIG Re. The unfavorable development in TIG Insurance is primarily attributable to $11 million of development in unallocated LAE costs related to the termination of programs in Other Lines, unallocated LAE reserve strengthening of $7 million, and $6 million of unfavorable loss and allocated LAE development. Retroactive reinsurance assumed represents reserves assumed from third parties for insurable events that have already occurred in exchange for cash and/or investment consideration. These reserves relate to new programs in TIG's workers' compensation lines and Lloyd's Syndicates. No additional premiums or return premiums have been accrued as a result of prior years affects.

In 1997, TIG recognized unfavorable prior year loss and LAE reserve development of $75 million, of which unfavorable development of $106 million was attributable to TIG Re reserve strengthening and favorable development of $31 million was attributable to TIG Insurance. The reserve strengthening by TIG Re in December 1997 was based on actuarial evaluations of loss data through September 30, 1997, which incorporated enhancements to TIG Re's actuarial process and previously unavailable data. This intensive actuarial review indicated that reserving issues were concentrated in a limited number of large proportional programs, the majority of which were restructured or non-renewed effective January 1, 1997. TIG Re also increased 1997 accident year reserves by $39 million as a result of the September 30, 1997 actuarial study. The total $145 million reserve increase recorded by TIG Re in December 1997 was net of corporate aggregate stop loss reinsurance coverage, including $40 million under a 1995 intercompany agreement with TIG Insurance. The favorable prior year loss reserve development of $31 million for primary lines written by TIG Insurance was principally attributable to continuing favorable workers' compensation development. The majority of this favorable development was reallocated to the 1997 accident year for workers' compensation and various other lines for statutory reporting purposes. The assumption by TIG Insurance in Other Lines of $40 million in losses under the aforementioned intercompany reinsurance agreement was principally offset by a $27 million cession to a corporate aggregate stop loss reinsurance treaty.

                                     PART II
                               TIG HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

The unfavorable loss and LAE reserve development for prior years in 1996 of $16 million is due primarily to adverse development in Other Lines. In connection with the February 1996 restructuring, TIG completed a re-evaluation of loss and LAE reserves related to run-off lines using additional loss development data received during the first quarter of 1996. This data confirmed adverse loss development trends observed in the second half of 1995 and was a consideration in the decision to exit certain lines of business, as discussed at Note B - Summary of Significant Accounting Policies. As a result of this re-evaluation and management's belief that the restructuring decision will make the claims settlement process less consistent and more volatile, TIG increased loss and LAE reserves by $31 million in the first quarter of 1996 for run-off lines, principally for long haul trucking and large accounts. This reserve strengthening was partially offset by continuing favorable development of 1993 and prior years' workers' compensation reserves.

TIG's reserves include an estimate of TIG's ultimate liability for asbestos-related matters, environmental pollution, toxic tort and other non-sudden and accidental claims for which ultimate values cannot be estimated using traditional reserving techniques. TIG's environmental claims activity is predominately from hazardous waste and pollution-related claims arising from commercial insurance policies. Most of TIG's pollution claims are from small regional operations or local businesses involved with disposing wastes at dump sites or having pollution on their own property due to hazardous material use or leaking underground storage tanks. In connection with the initial public offering of TIG Holdings' common stock ("IPO"), an affiliate of Transamerica agreed to pay 75% of up to $119 million of reserve development and newly incurred claims, up to a maximum reimbursement of $89 million, on policies written prior to January 1, 1993 with respect to certain environmental claims involving paid losses and certain LAE in excess of TIG's environmental loss and LAE reserves at December 31, 1992. At December 31, 1998, the Transamerica affiliate had incurred no liability under this agreement.

                                    PART II
                               TIG HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
NOTE F.  REINSURANCE
--------------------------------------------------------------------------------

                                               Years Ended December 31,
                                         --------------------------------------
(In millions)                               1998         1997          1996
---------------------------------------- -----------  ------------ ------------
 Written premium:
    Direct                                 $1,367      $1,221        $1,274
    Assumed                                   774         722           650
    Ceded                                    (723)       (507)         (395)
---------------------------------------- ----------- ------------ -------------
    Net                                    $1,418      $1,436        $1,529
---------------------------------------- ----------- ------------ -------------
Earned premium:
    Direct                                 $1,323      $1,232        $1,307
    Assumed                                   840         667           632
    Ceded                                    (716)       (433)         (400)
---------------------------------------- ----------- ------------ -------------
    Net                                    $1,447      $1,466        $1,539
---------------------------------------- ----------- ------------ -------------
Incurred losses and LAE:
    Gross                                  $1,494      $1,751        $1,417
    Ceded                                    (453)       (600)         (279)
---------------------------------------- ----------- ------------ -------------
    Net                                    $1,041      $1,151        $1,138
---------------------------------------- ----------- ------------ -------------

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

Reinsurance contracts do not relieve TIG from its obligations to policyholders. Failure of reinsurers to honor their obligations could result in losses to TIG; accordingly, allowances are established for amounts estimated to be ultimately uncollectible. TIG evaluates the financial condition of its reinsurers and monitors concentrations of credit risk arising from similar geographic regions, activities, or economic characteristics of the reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. At December 31, 1998, TIG held collateral related to reinsurance amounts in the form of letters of credit totaling $317 million, trust funds totaling $310 million, and funds held totaling $564 million.

Effective January 1, 1998, the Company entered into a loss portfolio reinsurance agreement on a funds held basis for loss and LAE reserves of $265 million related to certain run-off programs. The gain of $22 million was deferred and will be amortized into income as losses are paid. Amortization of the deferred gain of $8 million was recorded as a reduction of incurred losses in 1998. The contract covers 80% of any adverse loss development incurred in excess of $280 million up to a maximum of $343 million. Any additional future benefit from the contract triggered by adverse loss development will also be deferred and amortized into income as the related losses are paid. Funds held bear interest at 1.7% per quarter beginning April 1, 1998. Related interest on funds held of $10 million was recorded as a reduction of net investment income in 1998.

Under this reinsurance arrangement, the reinsurer has the right to convert the treaty to a funds transferred basis from a funds held basis if the S&P rating for TIG falls below A+. As a result of this provision, and the downgrading of TIG's rating to below A+, effective January 1, 1999, TIG Insurance established a trust agreement of $177 million with Norwest Bank for the benefit of the reinsurer, in lieu of funds transferred.

                                     PART II
                               TIG HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

During 1998, in response to favorable market conditions for obtaining reinsurance coverage and to mitigate the inherent financial volatility of a changing book of business, TIG increased the utilization of aggregate stop loss and other finite reinsurance coverages by entering into several new contracts with reinsurance providers. In addition to the loss portfolio reinsurance agreement mentioned above, the Company also purchased finite reinsurance for workers' compensation programs that allows TIG to stay competitive with other insurers whose state of domicile allow discounting of workers' compensation loss reserves. The Company also purchased finite reinsurance to provide aggregate stop loss coverage for all lines. The pre-tax net benefit provided by these contracts, including additional interest costs on withheld funds, was $36 million for 1998.

During 1998, the Company commuted certain reinsurance treaties, including one between TIG Insurance and TIG Re, as well as others with third parties, that generated a net benefit for TIG Insurance of $34 million and a net benefit for TIG Re of $2 million.

In response to favorable pricing conditions and to mitigate volatility in the Company's exposure to losses in new workers' compensation lines, TIG Insurance utilized reinsurance to reduce its net retention on most of its workers' compensation lines from $1 million to $100 thousand during 1998.

                                    PART II
                               TIG HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
NOTE G. INCOME TAXES
--------------------------------------------------------------------------------

TIG files a consolidated federal income tax return. At December 31, 1998, TIG had a net operating loss carryover of $261 million, of which $34 million will expire in 2008, $96 million will expire in 2009, $6 million will expire in 2011, $110 million will expire in 2012, and $15 million will expire in 2013. Additionally, TIG has a $1 million capital loss carryover, which will expire in 2003. For the tax years ended December 31, 1998, 1997 and 1996, TIG made tax payments of $1 million, $40 million (related to the $40 million advance payment discussed below), and $1 million, respectively.

The components of the income tax asset balance are as follows:

                                                        December 31,
                                             ----------------------------------
(In millions)                                      1998              1997
-------------------------------------------- ---------------- -----------------
Current asset                                      $43               $57
Net deferred tax asset                              86                83
-------------------------------------------- ---------------- -----------------
Total                                             $129              $140
-------------------------------------------- ---------------- -----------------

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of TIG's deferred tax assets and liabilities as of December 31, 1998 and 1997 are shown in the following table:

                                                        December 31,
                                             ----------------------------------
(In millions)                                       1998             1997
-------------------------------------------- ---------------- -----------------
 Deferred tax assets:
 Discounting of reserves for losses
   and loss adjustment expenses                     $154             $158
 Net operating loss carryforward                      91               70
 Discounting of unearned premium reserves             35               38
 Expense reserves                                     13               20
 Policyholder dividends                               10                7
 Restructuring and other liabilities                   7                5
 Postretirement benefits other than pensions           7                8
 Capital loss carryforward                             -                7
 Business in force                                     -                7
 Other, net                                           10                8
--------------------------------------------- ---------------- ----------------
   Total deferred tax assets                         327              328
--------------------------------------------- ---------------- ----------------

 Deferred tax liabilities:
 Section 338 - marketable securities                 124               130
 Deferred policy acquisition costs                    44                53
 Unrealized gain - marketable securities              48                52
 Section 338 - other                                  25                10
--------------------------------------------- ---------------- ----------------
   Total deferred tax liabilities                    241               245
--------------------------------------------- ---------------- ----------------
   Net deferred tax asset                            $86               $83
--------------------------------------------- ---------------- ----------------

                                     PART II
                               TIG HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

In accordance with the provisions of Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes", TIG's management has reviewed its deferred tax asset balance and concluded that it is more likely than not the entire deferred tax asset will be realized. Management's conclusion is based on its expectation that sufficient taxable income will be generated in future periods within the carryforward period. TIG has reported profits in 1997, 1996, 1995 and 1994, and is expected to be profitable in the future. If TIG does not achieve its anticipated earnings level in future periods but maintains the earnings level sustained over the past four years and converts all of its tax-exempt securities into taxable securities, it anticipates that all of its net operating loss and 90% of its existing deferred tax asset will be utilized by the year 2002.

Components of the income tax benefit (expense) are as follows:

                                          Years Ended December 31,
                                         -----------------------------
 (In millions)                               1998     1997       1996
 ---------------------------------------- --------- --------- ---------
 Current expense                             ($4)     ($9)       ($9)
 Deferred benefit (expense)                   13       (1)        13
 ---------------------------------------- --------- --------- ---------
    Total income tax benefit (expense)        $9     ($10)        $4
 ---------------------------------------- --------- --------- ---------

The exercise of stock options granted under the Company's various stock option plans gives rise to compensation which is includable in the taxable income of the applicable employees and deductible by the Company for federal and state income tax purposes. Such compensation results from increases in the fair market value of the Company's common stock subsequent to the date of grant of the applicable exercised stock options. Accordingly, in conformity with Accounting Principles Board Opinion No. 25, such compensation is not recognized as an expense for financial accounting purposes and the related tax benefits are taken directly to Additional Paid-in Capital. Additional Paid-in Capital, which is a component of Common Stock in the accompanying consolidated financial statements, was increased $13 million during 1997 as a result of the exercise of such options. Tax benefits from the exercise of stock options by employees were not material in 1998 and 1996 (see Note K - Incentive Compensation Plans).

                                    PART II
                               TIG HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

The components of benefit (expense) for total deferred income taxes are as follows:

                                                     Years Ended December 31,
                                                   ---------------------------
(In millions)                                        1998      1997     1996
-------------------------------------------------- -------- --------- --------
 Discounting of reserves for losses and
     loss adjustment expenses                         ($4)      ($9)     ($5)
 Discounting of unearned premium reserves              (3)       (4)       1
 Net operating loss carryforward                       21        35      (11)
 Expense reserves                                      (7)       17        -
 Restructuring charges                                  2       (15)      16
 Capital loss carryforward                             (7)      (10)       3
 Business in force                                     (7)       (7)      (6)
 Policyholder dividends                                 3         1       (4)
 Tax liability adjustment                               -         5       20
 Investment book / tax differences                      6        (2)      (4)
 Deferred policy acquisition costs                      9        (1)      (1)
 Other                                                  -       (11)       4
--------------------------------------------------- -------- -------- --------
   Total deferred income tax benefit (expense)        $13       ($1)     $13
--------------------------------------------------- -------- -------- ---------

The reconciliation of income tax computed at the U.S. federal statutory rates to total income tax benefit (expense) is as follows:

                                                    Years Ended December 31,
                                                 -----------------------------
(In millions)                                      1998      1997      1996
------------------------------------------------ --------  --------  ---------
Federal income tax expense at statutory rates      $ -      ($22)      ($26)
Tax-exempt investment income                         9         9          9
Tax liability adjustment                             -         5         20
Other                                                -        (2)         1
------------------------------------------------ --------  --------  ---------
Total income tax benefit (expense)                  $9      ($10)        $4
------------------------------------------------ --------  --------  ---------

TIG's Federal income tax returns are routinely audited by the Internal Revenue Service (IRS) and provisions are made in the financial statements in anticipation of the results of these audits. Following a routine federal income tax audit by the IRS, in September 1997, the IRS issued a Statutory Notice of Deficiency for the tax year 1993 and a Revenue Agents Report for 1994 asserting a tax liability of approximately $170 million excluding interest. The IRS's asserted tax adjustments principally relate to the acquisition made by TIG under the Section 338(h)(10) election of April 27, 1993 in conjunction with TIG's IPO and primarily generate temporary differences by creating income in 1993 with corresponding deductions in 1993 and future tax years. TIG strongly disagrees with the IRS's position and, on December 11, 1997, TIG filed a Tax Court Petition challenging it. In connection with the Statutory Notice of Deficiency issued by the IRS for the 1993 tax year, TIG made a $40 million advance tax payment in December 1997 that has been reflected as a current tax asset. While the timing of cash tax payments may be impacted, management believes that revisions to TIG's recorded tax liability, if any, arising from the IRS audit will not materially impact consolidated net income or financial condition.

In March 1996, TIG entered into settlement agreements with the IRS on several outstanding audit assessments, resulting in a redetermination of certain tax liabilities related to tax years prior to TIG's initial public offering in April 1993. A $20 million deferred tax benefit was recognized in first quarter of 1996 as a result of the redetermination.

                                     PART II
                               TIG HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
NOTE H. FINANCING ARRANGEMENTS
--------------------------------------------------------------------------------

Notes Payable. In April 1995, TIG Holdings issued $100 million of 8.125% Notes maturing in 2005. Interest is payable on a semi-annual basis, and a lump sum principal repayment for the non-callable notes is due April 15, 2005. Included in the restrictive covenants are limitations on the disposition of the stock of TIG Insurance Company ("TIC"), limitations on liens and conditions on the merger of the Company. If the merger of the Company with Fairfax is consummated, management expects these conditions will be met. Interest expensed and paid was $8 million in 1998, 1997 and 1996. These Notes are the senior debt of the Company and have liquidation preference over other debt.

Sale - Leaseback. In December 1995, TIG Insurance Company entered into a $50 million credit facility, of which approximately $27 million and $24 million was outstanding as of December 31, 1998 and 1997, respectively. The facility is a direct financing arrangement with a third party related to the sale and leaseback of certain fixed assets, excluding data processing equipment. The net book value of these assets is $23 million at December 31, 1998, and $18 million at December 31, 1997, which includes accumulated depreciation of $24 million and $19 million at December 31, 1998 and 1997, respectively. The initial draw of $22 million against the facility in December 1995 is being amortized over 5 years with interest at 5.9% payable quarterly. Subsequent draws against the facility are amortized over 5 years and interest, based on a fixed or floating rate, is payable quarterly. Interest rates during 1998 ranged from 5.9% to 7.7%. Interest expensed and paid was $1.6 million for 1998 and 1997, and $1.4 million for 1996.

At December 31, 1998, approximate future minimum lease payments under this facility are as follows:

  (In millions)             Principal           Interest             Total
---------------------- --------------------- ----------------    -------------
  1999                        $8.8                $1.5                $10.3
  2000                         9.1                 0.9                 10.0
  2001                         4.7                 0.4                  5.1
  2002                         3.0                 0.2                  3.2
  2003                         1.4                   -                  1.4
---------------------- --------------------- -------------------- ------------
  Total                      $27.0                $3.0                $30.0
---------------------- --------------------- -------------------- ------------

Line of Credit. In December 1995 (as amended and restated in 1997), TIG established an unsecured revolving line of credit with maximum borrowings of $250 million. Included in the restrictive covenants are limitations on the disposition of significant subsidiaries of TIG, limitations on liens and limitations on the merger of the Company. The merger of the Company with Fairfax (see Note C - Significant Transactions and Events) would create an "event of default", and as such, the Company intends to terminate the facility prior to completion of the sale. During the first quarter of 1998, TIG borrowed $70 million against this facility. The full amount of the five-year credit facility was available for general corporate purposes as of December 31, 1998. Interest of $2.5 million was expensed and paid in 1998. The interest rate on the facility is determined at the time of each individual borrowing and is based upon a senior debt ratings grid, currently either LIBOR plus 30 basis points, Prime or CD rate plus 42.5 basis points. For utilization greater than 50%, the LIBOR and CD rates increase by 5 basis points.

Capital Securities. In January of 1997, TIG Capital Trust I ("TIG Capital" or the "Trust"), a statutory business trust created under Delaware law and a trust subsidiary of TIG Holdings, completed a private offering for $125 million of 8.597% mandatory redeemable capital securities maturing in 2027. TIG Holdings is the initial holder of 100% of the common securities of TIG Capital. Holders of the capital securities of the Trust have a preference under certain circumstances over the holders of common securities of the Trust with respect to cash distributions and amounts payable on liquidation, redemption, or otherwise.

                                    PART II
                               TIG HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

TIG Holdings issued $128.75 million in 8.597% Junior Subordinated Debentures to TIG Capital Trust I (including approximately $3.75 million with respect to the capital contributed to the Trust by TIG Holdings). Included in the restrictive covenants are conditions on the merger of the Company. If the merger of the Company with Fairfax is consummated, management expects these conditions will be met. TIG Holdings guaranteed the payment of distributions and payments on liquidation or redemption of the capital securities but only in each case to the extent of funds held by the Trust. The guarantee does not cover payment of distributions when the Trust does not have sufficient funds to pay such distributions. The net proceeds received by TIG Holdings from the issuance of the debentures were used for general corporate purposes including repurchases of the Company's common stock. Interest expense was $10.7 million and $9.9 million in 1998 and 1997, respectively. Interest paid was $10.7 million and $4.9 million in 1998 and 1997, respectively.

                                     PART II
                               TIG HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
NOTE I. MANDATORY REDEEMABLE PREFERRED STOCK
--------------------------------------------------------------------------------

In April 1993, in connection with it's IPO, TIG Holdings issued 250,000 shares of non-voting mandatory redeemable preferred stock with a cumulative annual cash dividend rate of $7.75 per share and an aggregate liquidation preference/redemption value of $25 million plus accrued and unpaid dividends. The preferred stock must be redeemed on April 27, 2000. With each regular quarterly dividend declared on the preferred shares, each holder also receives one non-transferable right (a "Right"). Each Right will constitute the right to receive an additional amount to the extent that the regular cash dividend to which the related Right was, in whole or in part, not made out of TIG Holdings' current or accumulated earnings and profits, as calculated for federal income tax purposes. In such event, the holder of a Right will be entitled to receive an amount which, when taken together with the regular cash dividend to which the Right was related, would cause the net after-tax return to such holder to equal what the net after-tax return on the mandatory redeemable preferred stock would have been had the regular cash dividend been paid entirely out of the current or accumulated earnings and profits of TIG Holdings. During 1998, TIG paid an additional $1 million in respect to these Rights in connection with dividends declared on the mandatory redeemable preferred stock during 1997. No additional payments were required during 1997 and 1996.

If the merger of the company with Fairfax is consummated (see Note C - Significant Transactions and Events), each share of preferred stock that is issued and outstanding immediately prior to the merger will be converted into the right to receive one share of preferred stock of the entity surviving the merger, with the same terms as the original shares.


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

Class A Common Stock. In April 1993, TIG Holdings issued 224,600 shares of Class A common stock of which 81,191 had been canceled as of April 1996. In accordance with the terms of their issuance, the remaining 143,409 Class A common shares were converted to common shares in 1996 (see Note K - Incentive Compensation Plans). As of December 31, 1998, no shares of Class A common stock are outstanding.

Subsidiary Dividend Restrictions. Payment of dividends to TIG Holdings by its insurance subsidiaries is subject to certain restrictions. State insurance laws limit the amount that may be paid without prior notice or approval by insurance regulatory authorities. As of December 31, 1998, $96 million of dividends are currently available for payment to TIG Holdings from its insurance subsidiaries during 1999 without restriction. Cash dividends paid by the insurance subsidiaries in 1998, 1997 and 1996 were $175 million, $145 million and $130 million, respectively.

                                    PART II
                               TIG HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
NOTE K. INCENTIVE COMPENSATION PLANS
--------------------------------------------------------------------------------

As of December 31, 1998, the Company has three stock based compensation plans, which are described below. The Company adopted Statement 123 effective January 1, 1996 and has elected to continue to account for employee stock-based compensation as prescribed by APB Opinion No. 25 (See Note B - Summary of Significant Accounting Policies). If the merger of the Company with Fairfax is consummated (see Note C - Significant Transactions and Events), participants will become fully vested, cash distributions will be made and these plans will terminate.

The 1996 Long-Term Incentive Plan. The 1996 Long-Term Incentive Plan (the "1996 Plan") provides for awards of stock options, stock appreciation rights, restricted stock grants, restricted stock units and/or performance units. The maximum number of shares of Common Stock for which awards may be granted or paid out under the 1996 Plan is five million shares plus, effective January 1, 2000, the Limitation Amount. The "Limitation Amount" is 1.5% of the total number of issued and outstanding shares of Common Stock as of January 1, 2000, plus, effective each January 1 thereafter through and including January 1, 2006, 1.5% of the total number of issued and outstanding shares of Common Stock as of such January 1. In addition to the shares available for grant as previously mentioned, two million shares of Common Stock will be available solely for the grant of awards to employees in connection with acquisitions of other entities or businesses by the Company. As of December 31, 1998, there were no stock appreciation rights, restricted stock units or performance units outstanding. The 1996 Plan was originally to terminate on the date of the Company's annual meeting of shareholders in 2006; however, if the merger of the Company with Fairfax is consummated, the plan will be terminated. Thereafter, no awards may be granted. Stock options under the 1996 Plan typically have a term of ten years from the date of the grant and vest in equal annual installments over four years. Restricted stock grants typically vest in equal annual installments over three years. The weighted average fair value of restricted stock granted during the year was $31.47.

The 1996 Non-Employee Directors Compensation Program. The 1996 Non-Employee Directors Compensation Program (the "1996 Program") provides for awards of stock options and restricted share units. These awards are not to exceed 200,000 shares. As of December 31, 1998, there were 33,873 restricted share units and stock options representing the right to acquire 67,746 shares of common stock. Each restricted share unit converts into one share of common stock based upon an irrevocable election made by each non-employee director. The 1996 Program was to terminate on the close of business on the date of the Company's annual meeting of shareholders in 1999; however, if the merger of the Company with Fairfax is consummated, the program will be terminated. Restricted share units and stock options granted prior to the date of the annual meeting of shareholders in 1997 will vest in three substantially equal installments on the dates of each annual meeting of shareholders in 1997, 1998 and 1999. Restricted share units and stock options granted on or after the date of the 1997 annual meeting of shareholders but prior to the date of the 1998 annual meeting of shareholders will vest in two equal installments on the dates of each annual meeting of shareholders in 1998 and 1999. Restricted share units and stock options granted on or after the date of the 1998 annual meeting of shareholders but prior to the 1999 annual meeting of shareholders were originally to vest in one installment on the date of the 1999 annual meeting of shareholders. The maximum term of any stock option granted will be ten years from the date of grant.

The 1993 Long-Term Incentive Plan. The 1993 Long-Term Incentive Plan (the "1993 Plan") provides for awards of stock options, stock appreciation rights, restricted stock grants and/or performance units (collectively referred to as "awards"). These awards are not to exceed 15 million shares in the aggregate. As of December 31, 1998, there were no stock appreciation rights or performance units outstanding. The 1993 Plan terminated May 2, 1996, except with respect to outstanding awards, with the approval of the 1996 Plan. Stock options under the 1993 Plan originally had a term of ten years from the date of grant and vested in equal annual installments over four years, while restricted stock grants vested in equal annual installments over three years.

                                     PART II
                               TIG HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

A summary of the status of the Company's three stock based compensation plans as of December 31, 1998 and changes during the three years ended December 31, 1998 is presented below:


                                     Restricted        Class A
                                       Shares          Shares        Options
--------------------------------- --------------- --------------- -------------
Outstanding at January 1, 1996         28,860          35,793      11,011,182
Granted                               110,170               -       1,476,736
Exercised/Earned                      (25,436)        (35,793)       (383,594)
Forfeited or canceled                 (14,380)              -        (472,089)
--------------------------------- --------------- --------------- -------------
Outstanding at December 31, 1996       99,214               -      11,632,235
--------------------------------- --------------- --------------- -------------
Granted                                71,319               -       2,090,117
Exercised/Earned                      (33,972)              -      (2,994,788)
Forfeited or canceled                 (11,268)              -        (262,820)
--------------------------------- --------------- --------------- -------------
Outstanding at December 31, 1997      125,293               -      10,464,744
--------------------------------- --------------- --------------- -------------
Granted                               178,045               -       1,580,832
Exercised/Earned                      (51,435)              -        (464,952)
Forfeited or canceled                 (14,984)              -        (649,466)
--------------------------------- --------------- --------------- -------------
Outstanding at December 31, 1998      236,919               -      10,931,158
--------------------------------- --------------- --------------- -------------

The weighted average option exercise price was $25.74, $25.06 and $22.74 for options outstanding at December 31, 1998, 1997 and 1996, respectively. The weighted average option exercise price was $30.50 for options granted during 1998, $21.95 for options exercised in 1998 and $29.11 for options forfeited in 1998.

The weighted average fair value of options granted during 1998 was $8.48. The fair value of each option grant is estimated on the date of grant using the
Black-Scholes   option-pricing   model  with  the   following   weighted-average
assumptions used for grants in 1998, 1997 and 1996, respectively: dividend yield of 2.95 percent, 1.70 percent and 1.75 percent; expected volatility of .289,
 .220, and .201; risk free interest rate of 5 percent, 6 percent and 7 percent and expected life of 7 years for all years. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its
employee  stock  options.   If  the  merger  of  the  Company  with  Fairfax  is
consummated, all outstanding options will be cancelled.

If the fair value of the stock compensation granted had been accounted for under SFAS 123, the proforma net loss for 1998 would have been $7.2 million or $0.14 per basic share; net income for 1997 would have been $41.1 million or $0.76 per basic share or $0.74 per diluted share; and net income for 1996 would have been $74.5 million or $1.29 per basic share or $1.26 per diluted share. For purposes of proforma disclosures, the estimated fair value of the stock compensation is amortized to expense over the stock compensation's vesting period. The effect on net income of the stock compensation amortization for the years presented above is not likely to be representative of the effects on reported net income for future years.

                                     PART II
                               TIG HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

The following table summarizes information about stock options outstanding and exercisable at December 31, 1998:


                                      Options Outstanding               Options Excercisable
                                --------------------------------- ------------------------------


   Range of           Number     Weighted-Avg.    Weighted-Avg.      Number        Weighted-Avg.
   Exercise         Outstanding   Remaining         Exercise       Exercisable@     Exercise
    Prices          @ 12/31/98  Contractual Life     Price          12/31/97          Price
----------------- ------------- ---------------- ---------------- -------------- ---------------
$14.00 to $19.00      290,179        7.6             $17.21            90,179        $16.78
$19.01 to $24.00    6,588,942        4.7             $22.33         6,382,162        $22.37
$24.01 to $29.00      731,475        7.0             $26.15           377,950        $26.09
$29.01 to $34.00    2,813,924        8.6             $32.77         1,045,950        $32.51
$34.01 to $39.00      506,638        8.2             $35.37           419,239        $34.89
------------------ ------------- ---------------- ---------------- ------------- ---------------
$14.00 to $39.00   10,931,158        6.1             $25.74         8,315,480        $24.39
------------------ ------------- ---------------- ---------------- ------------- ---------------


Total compensation cost recognized in the income statement for stock-based employee compensation awards was $4.6 million, $1.8 million and $1.0 million for 1998, 1997 and 1996, respectively.


--------------------------------------------------------------------------------
NOTE L. RETENTION AND SEPARATION PROGRAMS FOR CERTAIN EXECUTIVES
--------------------------------------------------------------------------------

Special Severance Plan. Under this plan, which became effective as of June 18, 1998, each designated participant (each an officer or key employee) will be entitled to receive special severance benefits (in lieu of normal severance) if his or her employment with the Company or its affiliates is terminated under specified circumstances within two years following a Change in Control of the Company. The amount of each participant's special severance has been determined by the Compensation Committee of the Board of Directors. In addition to this severance benefit, each participant will be entitled to receive an amount equal to the sum of (x) the unvested portion (if any) of his or her accounts under the Company's qualified and nonqualified defined contribution plans and (y) the contributions which the Company would have made or credited to such participant's plan accounts (based upon the amounts contributed or credited to such accounts in the year prior to the year in which the participant terminates employment, or, in the case of qualified and nonqualified savings (401(k)) accounts, based upon the then current employer matching contributions being made to such accounts) for a specified period following employment termination. The participant will also be eligible to continue to participate (on the same basis as if still actively employed) in the Company's health, dental and life insurance plans for a finite period following employment termination. The maximum aggregate amount of severance benefits that would be payable in cash pursuant to this severance plan is approximately $16 million.

Retention and Bonus Plan. In addition, pursuant to a Retention and Bonus Plan approved by the Board in July 1998, the designated participants are entitled to certain payments if they continue their employment until the earlier of June 30, 2000 or a Change of Control of the Company. The maximum aggregate amount of benefits that would be payable in cash pursuant to this plan is approximately $5 million.

                                    PART II
                               TIG HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
NOTE M. EMPLOYEE BENEFIT PLANS
--------------------------------------------------------------------------------

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

Diversified  Savings  and Profit  Sharing  Plan.  As of  January  1,  1997,  the
Diversified Savings Plan and Profit Sharing Plan were combined into the TIG Holdings, Inc. Diversified Savings and Profit Sharing Plan (the "DS&PSP). The DS&PSP is qualified under Section 401 (a) of the Internal Revenue Code ("IRC") and the trust established to hold the assets of the DS&PSP is tax-exempt under
Section 501 (a) of the IRC. An employee vests 25% after one year of service, 50% after two years of service and 100% after three years of service. While the assets are maintained in a single trust, the record keeping, contributions and participant qualifications remain as if under two separate plans, the Diversified Savings Plan (the "DSP") and the Profit Sharing Plan (the "PSP").

The DSP is available to all salaried employees. Most employees who elect to participate may contribute up to 12% of their pre-tax salary, plus bonuses, commissions, and overtime pay ("Employee Compensation") for each calendar year. TIG Holdings administers the DSP and will make matching contributions to the DSP in an amount equal to 75% of the participant's contribution up to a maximum of 6% of Employee Compensation. Certain IRC required limitations may be imposed for participants who are treated as "highly compensated employees" for purposes of the IRC. Generally, an employee vests in the matching employer contributions based upon years of service. Employer matching contributions were $3 million for 1998, 1997 and 1996.

The PSP benefits eligible employees of TIG Holdings. Eligible employees are those who either were employed by TIG Holdings on December 31 each year or were employed during the plan year but died prior to the plan year end. Generally, each salaried employee is eligible to participate in the PSP. No employee contributions are permitted to be made to the PSP. The amount of any contribution for any calendar year made by TIG Holdings will be determined at the sole discretion of the TIG Holdings' Board of Directors. For 1998, 1997 and 1996 plan years, TIG contributed on behalf of each participant an amount equal to the sum of (i) two percent of the participant's Employee Compensation, as defined, for the Plan Year and (ii) four percent of the participant's annual
Employee Compensation in excess of a determined wage base. In addition, if the merger of the Company with Fairfax is consummated (see Note C - Significant Transactions and Events), the 1% contribution for the ESOP 1998 plan year will be contributed to the PSP in 1999. Contributions were $2 million, $2 million and $1 million for 1998, 1997 and 1996, respectively.

                                     PART II
                               TIG HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

Diversified  Savings and Profit Sharing  Restoration Plan.  Effective January 1,
1997, TIG Holdings adopted the TIG Holdings, Inc. Diversified Savings Restoration Plan and combined it with the existing Profit Sharing Restoration Plan. The TIG Holdings, Inc. Diversified Savings and Profit Sharing Restoration Plan (the "DS&PS Restoration Plan") is an unfunded plan for the purpose of providing deferred compensation for a select group of management or highly compensated employees whose allocations under the qualified DS&PSP are limited by the annual restrictions as determined by the Internal Revenue Code. Highly compensated employees will be eligible for participation immediately upon the date of hire if annual earnings, including bonus in the year paid, exceed a specified threshold. The threshold for each year will be the amount of the cap on compensation that may be taken into account under the qualified plan for that year, or such greater amount as may be determined by the TIG Holdings, Inc. Benefits Committee in its discretion. A Participant vests 25% after one year of service, 50% after two years of service and 100% after three years of service. Participants' accounts are credited for the difference between the dollar amount credited to the participants' account under the qualified DS&PSP and the amount that would have been credited in the absence of the restrictions noted above. Participants' accounts are adjusted for gains, losses and earnings as if invested in the same manner as such associate's account under the qualified DS&PSP. Liabilities due to the participants were approximately $3 million and $2 million as of December 31, 1998 and 1997.

Employee Stock Ownership Plan. Most salaried employees are eligible to participate in the ESOP. Generally, TIG Holdings will contribute, for each calendar year, an amount equal to one percent of Employee Compensation, as defined, on behalf of each participant employed on the last working day of that year or who was employed but died during the year. Employees who were actively employed on April 27, 1993 received an initial allocation of 100 shares of TIG Holdings common stock in which they were immediately fully vested. Effective
January 1, 1995, all active associates who did not previously receive the initial allocation of shares in 1993 were eligible for 100 shares of TIG Holdings, Inc. common stock upon attainment of six months of service. These shares were allocated to the associates' accounts as of the last day of the plan year. No employee contributions are permitted to be made to the ESOP. An employee vests 25% after one year of service, 50% after two years of service and 100% after three years of service. In April 1993, the ESOP borrowed $24 million from TIG Holdings to purchase 1,124,754 newly issued shares of common stock. The loan obligation of the ESOP is considered unearned employee compensation, and as such, is recorded as a reduction of TIG Holdings' shareholders' equity. As loan repayments are made by the ESOP, common stock is released to participant accounts. Unearned compensation is amortized based on the number of shares committed to be released and compensation expense is recognized based on the current market price. Dividends paid on unallocated shares are considered as employer contributions. Compensation expense of $2 million was recognized in 1997 and 1996, respectively. At December 31, 1998, 189,330 shares are allocated and 360,752 shares are in suspense. As of December 31, 1998, the market value of unallocated shares was $6 million. As noted below, no annual contribution was made to the ESOP plan for the 1998 plan year. Contributions to the ESOP were $1 million and $2 million for 1997 and 1996. A participant's ESOP account will be distributed in full shares of common stock or cash after termination of service.

If the merger of the Company with Fairfax is consummated, the 1% ESOP 1998 plan year contribution will be made to the PSP in 1999. The 100 shares allocation will be terminated as of December 31, 1998, and a cash distribution outside of the plan will be made to those affected employees in lieu of allocating shares to their accounts. If the merger of the Company with Fairfax is consummated, TIG expects to merge the ESOP plan into the DS&PSP.

                              TIG HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

ESOP Restoration Plan. The TIG Holdings, Inc. ESOP Restoration Plan is an unfunded plan for the purpose of providing deferred compensation for a select group of management or highly compensated employees whose allocations under the qualified ESOP plan are limited by annual restrictions as determined by the Internal Revenue Code. Highly compensated employees whose allocations under the qualified plan are limited by the Internal Revenue Code restrictions will be eligible for participation immediately upon the date of hire if annual earnings, including bonus in the year paid, exceed a specified threshold. The threshold for each year will be the amount of the cap on compensation that may be taken into account under the qualified plan for that year, or such greater amount as may be determined by the TIG Holdings, Inc. Benefits Committee in its discretion. A Participant vests 25% after one year of service, 50% after two years of service and 100% after three years of service. Participants' accounts are credited in dollar amounts for the difference between the cash value of the stock that would have been allocated to the participant's account under the qualified ESOP plan and the cash value of the stock that would have been allocated in the absence of the restrictions noted above. Participants' accounts are adjusted for gains, losses and earnings as if invested in the same manner as such associate's account under the qualified ESOP plan. Liabilities due to the participants were less than $1 million as of December 31, 1998, 1997 and 1996. If the merger of the Company with Fairfax is consummated, TIG expects to merge the ESOP Restoration Plan into the DS&PSP Restoration Plan.

Postretirement Benefits Other Than Pensions. TIG participated in Transamerica's defined benefit health care plan that provided postretirement benefits to eligible retirees of Transamerica and affiliates. TIG assumed all liabilities with respect to its retirees and active employees at the date of the IPO. These liabilities are a component of the Company's employee healthcare plan, and as such, no plan assets are specifically identified for this unfunded plan. Contributions for these contributory plans are adjusted annually. Consideration for the adjustments include deductibles and coinsurance. Medical benefits are based on the employee's length of service and age at retirement from the Company.

A summary of the components of net periodic other postretirement benefit cost is as follows:

                                                     Years Ended December 31,
                                                  ----------------------------
(In millions)                                       1998      1997       1996
------------------------------------------------- --------  --------  ---------
Service cost - benefits earned during the period    $ -       $ -        $0.3
Interest cost on projected benefit obligation        1.9       1.7        1.4
Amortization of prior service cost                  (0.1)     (0.1)      (0.1)
Amortization of loss                                 0.3       0.2         -
------------------------------------------------- --------  --------  ---------
Net periodic other postretirement benefit cost      $2.1      $1.8       $1.6
------------------------------------------------- --------  --------  ---------

                               TIG HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

The following table sets forth the amounts recognized in the balance sheet for other postretirement benefit plans:

 (In millions)                                        1998            1997
----------------------------------------------- ---------------- --------------
 Change in benefit obligation:
 Benefit obligation at beginning of year              $25.6          $20.6
 Interest cost                                          1.9            1.7
 Actuarial gain                                         2.4            5.5
 Benefits paid                                         (2.3)          (2.2)
----------------------------------------------- ---------------- --------------
 Benefit obligation at end of year                    $27.6          $25.6
----------------------------------------------- ---------------- --------------

 Funded status                                       ($27.6)        ($25.6)
 Unrecognized prior service cost                       (0.5)          (0.6)
 Unrecognized net actuarial loss                        7.3            5.2
----------------------------------------------- ---------------- --------------
 Accrued benefit cost                                ($20.8)        ($21.0)
----------------------------------------------- ---------------- --------------

 Reconciliation of accrued postretirement
     benefit cost
 Accrued benefit cost as of prior year end            ($21.0)        ($21.3)
 Employer contributions during the year                  2.3            2.1
 Net periodic benefit cost for the year                 (2.1)          (1.8)
----------------------------------------------- ---------------- --------------
 Accrued benefit cost as of year end                  ($20.8)        ($21.0)
----------------------------------------------- ---------------- --------------

The weighted average annual assumed rate of increase in the health care cost trend rate is 6.0 percent for 1998 and will decrease to 5.0 percent in 1999 and remain at that level thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported.

Increasing the trend rate by one percentage point would increase the actuarial present value obligation for postretirement medical benefits as of December 31, 1998, by $2 million, and the aggregate of the service and interest cost components of net periodic postretirement benefit cost by $0.2 million for 1998. Decreasing the trend rate by one percentage point would decrease the actuarial present value obligation for postretirement medical benefits as of December 31, 1998, by $2 million, and the aggregate of the service and interest cost components of net periodic postretirement benefit cost by $0.2 million for 1998. The weighted average discount rate used in determining the postretirement benefit obligation was 7.0% at December 31, 1998 and 1997.


--------------------------------------------------------------------------------
NOTE N. COMMITMENTS AND CONTINGENCIES
--------------------------------------------------------------------------------

Leases. Future minimum rental commitments as of December 31, 1998 for all noncancelable operating leases are as follows:


 (In millions)
----------------------------------- -------------------------
   1999                                           $32
   2000                                            28
   2001                                            19
   2002                                            13
   2003                                            10
   Thereafter                                      38
 ----------------------------------- -------------------------
                                                  140
   Sublease rental income                         (14)
------------------------------------ -------------------------
   Net commitments                               $126
------------------------------------ -------------------------

                                    PART II
                               TIG HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

Substantially all of the leases are for rental of office space, the initial terms of which range from one to 20 years. Total rental expense for 1998, 1997, and 1996 was $22 million, $18 million and $17 million, respectively. As a result of the reorganization of TIG's commercial operations in the first quarter of 1996, certain lease termination costs in the amount of $18 million were incurred and are included in the $100 million restructuring charges recorded in 1996 as discussed in Note B - Summary of Significant Accounting Policies.

Litigation. TIG's insurance subsidiaries are routinely engaged in litigation in the normal course of business. As a liability insurer, the Company defends third party claims brought against its insureds. As an insurer, the Company defends against coverage claims. In the opinion of TIG, based upon information available at the date of this report, no individual item of litigation, or group of similar items of litigation (including asbestos-related and environmental pollution matters and the matters referred to below), taken net of reserves established therefor and giving effect to insurance and reinsurance, is likely to result in judgments for amounts material to TIG's consolidated results of operations or financial condition.

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

On February 12, 1998, a purported class action complaint, naming TIG and two of its executive officers as defendants, was filed in the United States District Court for the Southern District of New York on behalf of persons who purchased TIG common stock during the period from October 21, 1997 to January 30, 1998, when TIG announced its fourth quarter 1997 results. The complaint alleges that TIG violated the federal securities laws by misrepresenting the adequacy of its underwriting and monitoring standards and its loss reserves, and that three of its officers and directors sold shares at prices that were artificially inflated as a result of the alleged misrepresentations. Plaintiffs seek unspecified monetary damages, including punitive damages. Management believes that the lawsuit is without merit, and the Company's position will be vigorously defended.

On July 17, 1998, TIG Premier Insurance Company ("TIG Premier"), a subsidiary of TIC, filed a complaint and jury demand against MBNA America Bank, N.A. d.b.a. MBNA Insurance Services ("MBNA") in federal court in the Northern District of Texas that was based on an agency agreement between TIG Premier and MBNA (the "Agency Agreement") pursuant to which TIG Premier offered an insurance program that was marketed by MBNA to its customers. In its complaint, TIG Premier sought a declaratory relief judgment declaring that TIG could reduce the commission payable to MBNA and lengthen the 5-year term of the Agency Agreement in order to, at a minimum, reduce TIG Premier's underwriting losses and improve the possibility of TIG Premier's achieving the agreed upon 15% minimum rate of return. On August 19, 1998, TIG filed an amended complaint seeking monetary damages for MBA's repudiation and breach of the Agency Agreement, including, without limitation, the underwriting losses that TIG Premier incurred and the minimum 15% rate of return over the entire five-year initial term of the Agency Agreement, in an amount to be determined at trial. In its amended answer, dated August 31, 1998, MBNA instituted a counterclaim against TIG Premier based on TIG Premier's alleged breach and repudiation of the Agency Agreement, seeking damages in an amount not less than $100 million. Management believes that the liability arising from this case, if any, will not materially impact the Company's consolidated results of operations or financial condition.

                                     PART II
                               TIG HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

On December 9, 1998, a purported shareholder class action was commenced in the Delaware Court of Chancery against the Company, its directors and Fairfax. The complaint alleges, inter alia, that the consideration to be paid pursuant to the Merger Agreement is unfair and inadequate and that the terms of the Merger Agreement were arrived at without a full and thorough investigation by the directors. The complaint seeks injunctive relief, including a judgment enjoining the transaction, and the award of unspecified compensatory damages. The Company believes that the action is without merit and intends to defend the action vigorously.

On December 11, 1997, TIG filed a Tax Court Petition challenging an IRS Statutory Notice of Deficiency for the tax year 1993 and a Revenue Agents Report for 1994 (see Note G - Income Taxes).

London Market Activity. Through various indirect subsidiaries, the Company became a limited liability participant in the Lloyd's of London ("Lloyd's") market in 1997. As a prerequisite to admittance to the Lloyd's market, irrevocable letters of credit totaling $123 million, collateralized by $105 million of the Company's investment securities, were provided in favor of the Society and Council of Lloyd's at December 31, 1997. At December 31, 1998, the irrevocable letters of credit were collateralized by $137 million of the Company's investment securities. The letters of credit effectively secure the syndicate's 1998 results and future contingent obligations of the Company should the Lloyd's underwriting syndicates in which the Company participates incur net losses. The Company's contingent liability to the Society and Council of Lloyd's is limited to the amount of the letters of credit.

                                    PART II
                               TIG HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
NOTE O. REGULATORY MATTERS
--------------------------------------------------------------------------------

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


                                       Ratio of Total Adjusted Capital to
                                       Authorized Control Level Risk-Based
 Regulatory Event                        Capital (Less Than or Equal to)
----------------------------------- -------------------------------------------
 Company action level                       2.0 (or 2.5 with negative trends)
 Regulatory action level                    1.5
 Authorized control level                   1.0
 Mandatory control level                    0.7
----------------------------------- -------------------------------------------

At December 31, 1998, the statutory "risk-based" capital for each TIG insurance subsidiary was such that no action (company or regulatory) would be required. As of December 31, 1998, TIG was required to maintain minimum capital of $656 million to avoid triggering a company action level regulatory event.

Permitted Statutory Accounting Practices. TIG's statutory-basis financial statements are prepared in accordance with accounting practices prescribed or permitted by the domiciliary state insurance department. Currently, "prescribed" statutory accounting practices are interspersed throughout the state insurance law and regulations, the NAIC's "Accounting Practices and Procedures Manual" and a variety of other NAIC publications. "Permitted" statutory accounting practices encompass all accounting practices that are not prescribed; such practices may differ from state to state, may differ from company to company within a state, and may change in the future.

In 1998, the NAIC adopted codified statutory accounting principles ("Codification"). Codification will likely change, to some extent, prescribed statutory accounting practices and may result in changes to the accounting practices that TIG uses to prepare its statutory-basis financial statements. Codification will require adoption by the various states before it becomes the prescribed statutory basis of accounting for insurance companies domesticated within those states. Accordingly, before Codification becomes effective for TIG, the insurance regulatory bodies of states in which TIG writes business must adopt Codification as the prescribed basis of accounting on which domestic insurers must report their statutory-basis results to the Insurance Department. At this time it is anticipated that the State of California, which is the state of domicile for TIG Insurance Company, the primary insurer for TIG, will adopt Codification. Management has not yet determined the impact of Codification on TIG's statutory-basis financial statements.

                                     PART II
                               TIG HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

Statutory amounts for TIG's significant insurance subsidiaries are as follows:

                                              Years Ended December 31,
                                     -----------------------------------------
 (In millions)                            1998          1997          1996
------------------------------------ ------------- ------------- -------------
 Statutory Net Income (Loss):
 Primary operations                        $37          $143           $88
 Reinsurance operations                     94           (22)           96
------------------------------------ ------------- ------------- -------------
    Total                                 $131          $121          $184
------------------------------------ ------------- ------------- -------------

                                                     December 31,
                                     -----------------------------------------
 (In millions)                            1998          1997          1996
------------------------------------ ------------- ------------- -------------
 Statutory Surplus:
 Primary operations                       $417          $505          $460
 Reinsurance operations                    547           508           515
------------------------------------ ------------- ------------- -------------
    Total                                 $964        $1,013          $975
------------------------------------ ------------- ------------- -------------

In June 1993, the California Department of Insurance permitted TIG Insurance Company ("TIC"), TIG's lead insurer to record a quasi-reorganization of its statutory capital accounts. This permitted statutory accounting practice differs from prescribed statutory accounting practice. The effect of the quasi-reorganization was to increase the earned surplus of TIC to zero from a negative $285 million and to decrease contributed surplus by the same amount. This transaction significantly increased TIC's future dividend paying capability as insurance companies may only pay dividends from earned surplus.

                                    PART II
                               TIG HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
NOTE P.  OPERATING SEGMENTS
--------------------------------------------------------------------------------

Management of the Company monitors and evaluates the results of operations based upon the performance of its three major operating segments, Reinsurance, Commercial Specialty and Custom Markets, as well as lines of business that have been de-emphasized (Other Lines). Reinsurance Operations are conducted through TIG Re and include those transactions in which TIG Re agrees to indemnify another insurance company for all or a portion of the insurance risks underwritten by that company under an insurance policy or policies. Commercial Specialty generally provides coverage to business and governmental entities, organizations, associations and individual professionals. Commercial workers' compensation products provide benefits to employees as mandated by state laws for payment of benefits associated with employment related accidents, injuries or illnesses. Custom Markets coverages provide protection to individuals through non-standard automobile physical damage and liability programs, homeowners property lines and small business owners liability programs. Other Lines include both commercial and personal programs that TIG has identified for non-renewal or cancellation.

Management evaluates the financial performance of its operating segments based upon the underwriting gain or loss ("underwriting results") generated by each operating segment. Underwriting results include earned premium less loss and loss adjustment expenses incurred, policy acquisition and other underwriting expenses incurred (which includes commissions, premium related expenses and other acquisition expenses), and policyholder dividends. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies (See Note B of the Consolidated Financial Statements).

The Company does not maintain separate balance sheet data for each of its operating segments. Accordingly, management does not review and evaluate the financial results of its operating segments based upon balance sheet data.

                                     PART II
                               TIG HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

The following tables present the relevant financial results for the operating segments for each year:

                                                                               1998
                                           ------------------------------------------------------------------------------
                                            Reinsurance      Commercial        Custom          Other
      (In millions)                          Operations      Specialty        Markets          Lines          Total
      ------------------------------------ --------------- --------------- --------------- -------------- ---------------
      Net premium earned                         $491            $702            $276          ($22)           $1,447
      Net losses and loss adjustment
           expenses incurred                     (331)           (499)            (239)          28            (1,041)
      Policy acquisition and other
           underwriting expenses                 (190)           (225)            (100)          13              (502)
      Dividends to policyholders                    -             (23)              -            (1)              (24)
      ------------------------------------ --------------- --------------- --------------- -------------- ---------------
           Net underwriting gain (loss)          ($30)           ($45)            ($63)         $18             ($120)
      ------------------------------------ --------------- --------------- --------------- -------------- ---------------

                                                                               1997
                                           ------------------------------------------------------------------------------
                                            Reinsurance      Commercial        Custom          Other
      (In millions)                          Operations      Specialty        Markets          Lines          Total
      ------------------------------------ --------------- --------------- --------------- -------------- ---------------
      Net premium earned                         $516            $500           $158           $292           $1,466
      Net losses and loss adjustment
           expenses incurred                     (505)           (323)          (108)          (215)          (1,151)
      Policy acquisition and other
           underwriting expenses                 (174)           (162)           (62)           (68)            (466)
      Dividends to policyholders                    -             (14)             -              -              (14)
      ------------------------------------ --------------- --------------- --------------- -------------- ---------------
           Net underwriting gain (loss)         ($163)             $1           ($12)            $9            ($165)
      ------------------------------------ --------------- --------------- --------------- -------------- ---------------

                                                                               1996
                                           ------------------------------------------------------------------------------
                                            Reinsurance      Commercial        Custom          Other
      (In millions)                          Operations      Specialty        Markets          Lines          Total
      ------------------------------------ --------------- --------------- --------------- -------------- ---------------
      Net premium earned                        $534            $416            $95            $494           $1,539
      Net losses and loss adjustment
           expenses incurred                    (386)           (289)           (55)           (408)          (1,138)
      Policy acquisition and other
           underwriting expenses                (162)           (131)           (34)           (136)            (463)
      Dividends to policyholders                   -              (2)             -              (1)              (3)
      ------------------------------------ --------------- --------------- --------------- -------------- ---------------
           Net underwriting gain (loss)         ($14)            ($6)            $6            ($51)            ($65)
      ------------------------------------ --------------- --------------- --------------- -------------- ---------------

The following table reconciles the underwriting results for the operating segments to income before income tax benefit (expense) as reported in the Consolidated Statements of Income:

      (In millions)                                             1998                 1997                 1996
      -------------------------------------------------- -------------------- -------------------- --------------------
      Net underwriting loss                                     ($120)               ($165)               ($65)
      Net investment income                                       235                  290                 290
      Net investment and other gain (loss)                        (12)                   1                  (4)
      Corporate expenses                                          (81)                 (44)                (37)
      Interest expense on long-term debt                          (23)                 (20)                 (9)
      Restructuring charges                                         -                    -                (100)
      -------------------------------------------------- -------------------- -------------------- --------------------

           Income (loss) before income taxes                      ($1)                 $62                 $75
      -------------------------------------------------- -------------------- -------------------- --------------------

                                    PART II
                               TIG HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

The company writes premium primarily in the United States, Canada and Great Britain, as reflected in the following table:

                                                    Net Premiums Written
                                               ------------------------------
(In millions)                                    1998      1997       1996
---------------------------------------------- --------  --------  ----------
 United States                                  $1,227    $1,322    $1,496
 Great Britain/Lloyd's Syndicates                  175       106        29
 Canada                                              9         8         4
 Other                                               7         -         -
---------------------------------------------- --------  --------  ----------
 Total                                          $1,418    $1,436    $1,529
---------------------------------------------- --------  --------  ----------

A large portion of the Company's premium is produced through Aon Corporation and its subsidiaries (Aon). Premium produced through Aon accounted for 34%, 32% and 23% of consolidated net premium written for 1998, 1997 and 1996, respectively, and has been reported throughout the Reinsurance, Commercial Specialty and Custom Markets segments.

                                     PART II
                               TIG HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
NOTE Q.  INTERIM FINANCIAL DATA (UNAUDITED)
--------------------------------------------------------------------------------

                                                                                 Quarter
                                                             ------------------------------------------------
     (In millions)                                              First       Second      Third       Fourth       Total
     --------------------------------------------- --------- ------------ ----------- ----------- ----------- ------------
     Summary of Quarterly Results:
     Revenues                                        1998         $427        $435        $439        $369       $1,670
                                                     1997          429         435         453         440        1,757
                                                     1996          455         457         460         453        1,825

     Pre-tax income (loss)                           1998           47          43         (75)       (16)           (1)
                                                     1997           54          57          55       (104)           62
                                                     1996          (82)         49          53         55            75

     Net income (loss)                               1998           33          30         (47)        (8)            8
                                                     1997           36          39          40        (63)           52
                                                     1996          (31)         34          37         39            79
     --------------------------------------------- --------- ------------ ----------- ----------- ----------- ------------

     Basic Earnings per Common Share:
          Net income (loss)                          1998        $0.64       $0.57      ($0.93)    ($0.16)        $0.13
                                                     1997        $0.67       $0.74       $0.77     ($1.24)        $0.97
                                                     1996       ($0.53)      $0.58       $0.67      $0.70         $1.36

     Diluted Earnings per Common Share:
          Net income                                 1998        $0.62       $0.56        N/A         N/A         $0.13
                                                     1997        $0.64       $0.72       $0.74        N/A         $0.94
                                                     1996         N/A        $0.56       $0.65       $0.68        $1.32
     --------------------------------------------- --------- ------------ ----------- ----------- ----------- ------------

In the first quarter of 1996, an after-tax restructuring charge of $65 million was taken for costs related to management's decision to restructure operations (see Note B - Summary of Significant Accounting Policies). In the fourth quarter of 1997 the Company recognized net unfavorable current and prior year loss and LAE reserve development of $145 million in its Reinsurance Operations (see Note E - Loss and Loss Adjustment Expense Reserves) and sold the Independent Agents unit of its Retail Division (see Note C - Significant Transactions and Events) as a result of which favorable adjustments of policy acquisition and other underwriting expenses totaling $8 million were recorded. In the third quarter of 1998, the Company recognized a net charge of $104 million that included $47 million in exit costs relating to the termination of the MBNA program, $38 million in allowances for uncollectible reinsurance recoverable and premium receivable, $6 million in severance related costs for former employees and $13 million in other operating costs (see Note C - Significant Transactions and Events). In the fourth quarter of 1998, the Company recognized $10 million in severance and related charges in conjunction with several staffing changes initiated at the end of the year.

                                    PART II
                               TIG HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
NOTE R.  YEAR 2000 (UNAUDITED)
--------------------------------------------------------------------------------

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

Specific information technology systems that are utilized by TIG, and by third parties with whom TIG has business relationships, include policy, claim and reinsurance processing and administration, accounting, payroll, financial reporting, product development, rate and form development and maintenance, business planning, tax, accounts receivable, accounts payable and numerous word processing and spreadsheet programs. In addition, TIG and third parties with which TIG has a business relationship are dependent on many non-information technology based systems, such as utility, communication and security systems.

TIG's State of Readiness. TIG has conducted an extensive review of its core processing computer systems, including computer hardware and software vendors, to identify and address all changes, testing and implementation procedures required to make such systems Year 2000 compliant. The Company has a coordinated process to facilitate the necessary changes, testing and implementation procedures. TIG has completed and implemented all of the required code changes of its Year 2000 system remediation project (the "Y2K Project"). TIG expects necessary third party software implementation and testing of its computer systems to be completed by March 31, 1999. TIG will continue testing its internal systems, as well as its internal systems' abilities to operate with the systems of key third parties, during the remainder of 1999.

TIG has processing or significant business relationship dependencies with third parties including, without limitation, general agents, brokers, third party administrators, banks, general suppliers and facility-related vendors. Determination of any action required is expected to be completed in the second quarter of 1999, and TIG will continue to monitor Year 2000 issues relating to such key third parties during the remainder of 1999. Notwithstanding efforts by TIG to assess the third party's systems, there can be no guarantee that such systems will be Year 2000 compliant.

The Cost to Address TIG's Year 2000 Issues. TIG budgeted a total of $10 million for costs related to Year 2000 system modifications. As of year end 1998, $9.5 million has been expensed in the year incurred. The remainder (approximately $500 thousand) will be expensed in 1999. The 1999 amount represents less than 1.5% of the annual TIG Information Systems budget. These costs primarily represent costs to assess, remediate code, and test such code changes.

In addition to the costs incurred for Year 2000 system modifications, TIG will incur expenses in ascertaining whether key third parties with which it has a material relationship are Year 2000 compliant. TIG estimates that such expenses will not exceed $1.5 million. This amount includes both IT and non IT portions of this project.

All estimates of future costs related to assessing and achieving Year 2000 compliance are based on management's best estimates and there can be no guarantee that actual amounts expended will not differ from such estimates.

The Y2K Project has caused no significant deferrals of other IT projects which in any way impact the financial condition or results of operations of TIG.

                                     PART II
                               TIG HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

The Risks of TIG's Year 2000 Issues. There has not been any material processing disruptions to date. Internal testing provides TIG with a high level of confidence that in a most reasonably likely worst case scenario these systems will not cause material disruption on a forward-looking basis.

The potential losses that TIG policyholders may incur which stem from Year 2000 problems will be business risks which are not insurable under standard property and casualty policies. A most reasonably likely worst case scenario would anticipate that it is possible that certain TIG policies may be reformed by judicial decisions to cover Year 2000 losses, which were not contemplated. TIG does not believe that such losses will have a material impact on TIG's financial results. To date, TIG has not incurred any losses relating to Year 2000 claims under its insurance and reinsurance policies.

Although the Company has taken the actions described above to address the Year 2000 problem, a most reasonably likely worst case scenario indicates that there is always a possibility that the Company may suffer some disruptions as a result of the Year 2000 problem.

TIG's Contingency Plans. The Company has a comprehensive contingency plan that addresses alternatives for solving the Year 2000 problem should the Company's adopted process prove inadequate. TIG continues to evaluate and modify the plan as necessary for all of the Company's operations and processes.

                                     PART II
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
--------------------------------------------------------------------------------
         ACCOUNTING AND FINANCIAL DISCLOSURE
--------------------------------------------------------------------------------

Not applicable.

                                   PART III

--------------------------------------------------------------------------------
ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
--------------------------------------------------------------------------------

Directors Continuing in Office Until 1999

     Jon W. Rotenstreich (age 55) has been a director of the Company since 1993. Principal Occupation: Chairman of the Board and Chief Executive Officer of the Company since 1993. From 1992 to 1993, Mr. Rotenstreich was President of Jon Rotenstreich Consultants, Inc. From 1986 to 1991, Mr. Rotenstreich was President, Chief Investment Officer and a director of Torchmark Corporation, an insurance company, and President, Chief Executive Officer and a director of United Investors Management Corporation, which was a majority-owned subsidiary of Torchmark Corporation. From 1982 to 1986, Mr. Rotenstreich served as Vice President and Treasurer of International Business Machines Corporation. For 18 years prior to joining IBM, Mr. Rotenstreich served in various capacities at Salomon Brothers Inc, including Managing Director.

     Harold Tanner (age 66) has been a director of the Company since 1993. Principal Occupation: President of Tanner & Co., an investment banking firm. Mr. Tanner also serves as a member of the Advisory Committee of Warburg, Pincus Capital Company, L.P. and as Chairman of the Board of Trustees of Cornell University.

Directors continuing in Office Until 2000

     Joel S. Ehrenkranz (age 63) has been a director of the Company since 1993. Principal Occupation: Senior Partner in the New York law firm of Ehrenkranz & Ehrenkranz LLP, where he has been a partner since 1962. Mr. Ehrenkranz is also a trustee of the Mount Sinai Medical Center, the New York University School of Law and the Whitney Museum of American Art.

     The Rt. Hon. Lord Moore (age 61) has been a director of the Company since 1997. Principal Occupation: European Chairman and a director of The Monitor Company, a strategic consulting company, since October 1990. Previously, Lord Moore held various ministerial posts in the Government of the United Kingdom, most recently as Secretary of State for Social Security from July 1988 to July 1989 and as Secretary of State for Health and Social Security from 1987 to 1988. Lord Moore is also the Chairman and a director of Credit Suisse Asset Management (U.K.) Holdings Limited, Credit Suisse Asset Management Limited, Credit Suisse Asset Management (Australia) Ltd., Deputy Chairman and a director Rolls Royce PLC, and a director of the following corporations: BEA Associates, Inc.; Blue Circle Industries PLC; Marvin & Palmer Associates; The Central European Growth Fund Plc; Camelot Group Plc and GTECH Holdings Corporation. He is also the President of The Energy Saving Trust Limited, a not-for-profit energy conservation organization, and a Governor of the London School of Economics.

     William W. Priest, Jr. (age 57) has been a director of the Company since 1994. Principal Occupation: Chief Executive Officer of BEA Associates, Inc., an investment counseling firm, which he initially joined in 1972. Mr. Priest is also a member of the Board of Trustees of the Duke University Fuqua School of Business and a past member of the State of New Jersey Investment Council.

     Ann W. Richards (age 65) has been a director of the Company since 1995. Principal Occupation: Senior Advisor in the Washington, D.C. law firm of Verner, Liipfert, Bernhard, McPherson and Hand since 1995. Ms. Richards served as the 45th Governor of the State of Texas from 1991 to 1995. From 1982 to 1990, she served as Texas State Treasurer. Ms. Richards is also a director of J.C. Penney Company, Inc. and Grupo Modello and a member of the Board of Trustees of the Aspen Institute, an international non-profit educational institution.

                                    PART III

--------------------------------------------------------------------------------

Directors continuing in Office Until 2001

     George B. Beitzel (age 70) has been a director of the Company since 1993. In 1987, Mr. Beitzel retired from his position as Senior Vice President and director of International Business Machines Corporation, where he spent substantially all of his professional life. Principal Occupation: a director of the following corporations: Bankers Trust New York Corporation; Bitstream, Inc.; Computer Task Group, Inc.; Phillips Petroleum Company; Xillix Technologies Corp. and Rohm and Haas Company. Mr. Beitzel is also Chairman of the Colonial Williamsburg Foundation and Chairman Emeritus of Amherst College.

     George D. Gould (age 71) has been a director of the Company since 1996. Principal Occupation: Vice Chairman of Klingenstein, Fields & Company, an investment management firm, since August 1989. From 1985 through 1988, Mr. Gould was Undersecretary for Finance of the United States Treasury Department. Prior to 1985, Mr. Gould was a general partner with Wertheim & Co. and Chairman of Madison Resources. Mr. Gould is also a director of Federal Home Loan Mortgage Corporation and Illinois Central Corp.

     Mary R. Hennessy (age 46) has been a director of the Company since 1998. Principal Occupation: President and Chief Operating Officer of the Company since 1998. From 1996 to 1997, Ms. Hennessy was Executive Vice President and Chief Underwriting Officer of the Company. From 1988 to 1996 Ms. Hennessy served as President, Am-Re Services, Inc., Senior Vice President and Chief Actuary, American Re-Insurance Company, and Chairman and Chief Executive Officer, Am-Re Consultants, Inc., a subsidiary of American Re, Inc.

                                   PART III

--------------------------------------------------------------------------------

              CERTAIN INFORMATION REGARDING THE EXECUTIVE OFFICERS

     The following table shows certain information, as of December 31, 1998, concerning each executive officer of the Company, except those persons who are also nominees for director or who also serve as directors. Each executive officer is elected annually by the Board of Directors of the Company or the Board of Directors of one of its subsidiaries and serves at the pleasure of such board of directors. Except as indicated under "Employment and Severance Agreements and Change-in-Control Arrangements" below, there are no arrangements or understandings between any executive officer and any other person pursuant to which such executive officer was elected.


                         Name and Principal Occupation
                            and Business Experience
                            for the Past Five Years

Peter M. Acton, 57, Senior Vice President and General Counsel of the Company from July 1996 through December 1998; Associate General Counsel of International Business Machines Corporation, 1994 to 1996; IBM Group Counsel, 1986 to 1994.

Cynthia B. Koenig, 41,Controller of TIG Insurance Company, a subsidiary of the Company ("TIC"), from July 1997 through December 1998; Vice President and Assistant Controller of TIC from 1995 to June 1997; SEC Manager of TIC from 1993 to 1995.

Louis J. Paglia, 41, Senior Vice President and Treasurer of the Company from April 1993 through December 1998; Consultant, Jon Rotenstreich Consultants, Inc., 1992 to 1993; Vice President and Chief Financial Officer, Emisphere Technologies, Inc., a biopharmaceutical company, 1992; Principal, Investment Banking Division, Morgan Stanley & Co. Incorporated, 1990 to 1992; Vice President, Investment Banking Division, Morgan Stanley & Co. Incorporated, 1988 to 1990.

Edwin G. Pickett, 52, Executive Vice President of the Company from March 1996 through December 1998; Chief Financial Officer of the Company since 1993; Executive Vice President and Chief Financial Officer, USF&G Corporation, 1991 to 1993; various management positions, USF&G Corporation, 1989 to 1991.

Orest B. Stelmach, 37, Senior Vice President and Chief Investment Officer of the Company since May 1993; Vice President, ALIAC, a subsidiary of Aetna Life and Casualty Company, 1990 to 1993; various investment management positions, ALIAC, 1985 to 1990.

Michael G. Wacek, 42, President and Chief Executive Officer of TIG Reinsurance Company, a subsidiary of the Company, since February 1998; Managing Director, St. Paul Reinsurance Co. Ltd. and Director, St. Paul Management Ltd., 1993 to 1998; various management positions, St. Paul Reinsurance Co. Ltd. and St. Paul Management Ltd., 1989 to 1993.

                                    PART III

--------------------------------------------------------------------------------

Employment and Severance Agreements and Change-in-Control Arrangements

     Prior to the closing of the initial public offering of the Common Stock on April 27, 1993, the Company entered into an employment agreement with Jon
W. Rotenstreich (the "Employment Agreement") pursuant to which Mr. Rotenstreich is employed as the Chairman of the Board and Chief Executive Officer of the Company and of TIG Insurance Group, a subsidiary of the Company, ("TIG"). The Company has agreed to employ Mr. Rotenstreich for the period commencing on the closing of the initial public offering of the Common Stock on April 27, 1993, and ending on the earlier to occur of (i) the fourth anniversary of such date, or (ii) the first day of the month next following Mr. Rotenstreich's 65th birthday. Mr. Rotenstreich's employment period will be automatically extended each year unless Mr. Rotenstreich or the Company gives written notice to the contrary. Upon a change of control (as defined in the Employment Agreement and as described below), the employment period will be extended to the earlier of
(i) the fourth anniversary of the change of control, or (ii) the first day of the month next following Mr. Rotenstreich's 65th birthday.

     Mr. Rotenstreich's initial base salary was set forth in his Employment Agreement at $600,000. During 1996 and for the first time since entering into the Employment Agreement, Mr. Rotenstreich's base salary was increased as permitted in the Employment Agreement. No increase in base salary for Mr. Rotenstreich was made in 1998. See "Certain Information Regarding the Executive Officers -- Compensation Committee Report on Executive Compensation." Mr. Rotenstreich is entitled to participate in and receive all benefits under any and all bonus, short- or long-term incentive, savings and retirement plans, and welfare benefit plans, practices, policies and programs maintained or provided by the Company and/or its subsidiaries for the benefit of senior executives.

     Under the Employment Agreement, Mr. Rotenstreich received a non-qualified stock option to purchase 3,500,000 shares of Common Stock. The per share exercise price of such options equals the price to the public in the initial public offering of the Common Stock ($22.625). Such options have a ten-year term and became exercisable with respect to 100% of the aggregate number of underlying shares on October 19, 1996. If Mr. Rotenstreich's employment is terminated by reason of death, disability (as defined in the 1993 Long-Term Incentive Plan) or retirement (as defined in the 1993 Long-Term Incentive Plan), the unexercised portion of his option may be exercised at any time during the four-year period commencing on the date of termination. If Mr. Rotenstreich's employment is terminated by reason of death, by the Company due to disability (as defined in the Employment Agreement) or for cause (as defined in the Employment Agreement) or by Mr. Rotenstreich without good reason (as defined in the Employment Agreements), he or his legal representative will be entitled to, among other things, his base salary through the date of termination and any deferred compensation and accrued vacation pay not yet paid by the Company.

                                   PART III

--------------------------------------------------------------------------------

     If, prior to a change of control, the Company terminates Mr. Rotenstreich's employment (other than for cause or disability) or he terminates his employment for good reason (as defined in the Employment Agreement), he will be entitled to the amounts specified in the preceding sentence, plus the base salary for the period from the date of termination through the end of the employment period. If, after a change of control, the Company terminates Mr. Rotenstreich's employment (other than for cause or disability), or he terminates his employment for good reason, he will be entitled to, among other things, the base salary through the date of termination, a payment equal to three times the base salary, any deferred compensation and accrued vacation not yet paid by the Company and a special retirement benefit equal to the difference between (a) the retirement benefits Mr. Rotenstreich would have received if he had remained employed by the Company for the remainder of the employment period and (b) the actual benefit that he will receive. If Mr. Rotenstreich's employment is terminated by the Company for cause, or if he voluntarily terminates his employment without good reason, for a period of three years he may not engage in any business that is in competition with the Company or its subsidiaries or solicit or offer employment to any person that has been employed by the Company during the three months prior to such solicitation or offer. Additionally, if any payment or distribution to Mr. Rotenstreich by the Company, any subsidiary or affiliate would be subject to any "golden parachute payment" excise tax or similar tax, then he will be entitled to receive an additional gross-up payment in an amount such that after payment of all taxes by Mr. Rotenstreich attributable to such additional gross-up payment, he retains an amount equal to the excise tax imposed upon such parachute payments.

                                    PART III

--------------------------------------------------------------------------------

     A "change of control" of the Company for purposes of the Employment Agreement will be deemed to occur (i) (A) upon the acquisition by an individual, entity, or group of the beneficial ownership of 20% or more of (1) the outstanding Common Stock, or (2) the combined voting power of the Company's voting securities; provided, however, that the following acquisitions will not constitute a "change of control": (x) any acquisition by any employee benefit plan of the Company or any affiliate or (y) any acquisition by any corporation if, immediately following such acquisition, more than 80% of the outstanding common stock and the outstanding voting securities of such corporation is beneficially owned by all or substantially all of those who, immediately prior to such acquisition, were the beneficial owners of the Common Stock and the Company's voting securities (in substantially similar proportions as their ownership of such Company securities immediately prior thereto); or (ii) if the individuals who, on the date of the closing of the initial public offering of the Common Stock, constituted the Company's board of directors (the "Incumbent Board") cease for any reason to constitute at least a majority of the board of directors; provided, however, that any individual becoming a director subsequent to the date of the closing of the initial public offering of the Common Stock whose election, or nomination for election, was approved by at least a majority of the directors then serving and comprising the Incumbent Board will be considered a member of the Incumbent Board, but excluding, for this purpose, any individual whose initial assumption of office occurs as a result of an actual or threatened election contest or other actual or threatened solicitation of proxies or consents; or (iii) upon approval by the Company's stockholders of a reorganization, merger or consolidation, other than one with respect to which all or substantially all of those who were the beneficial owners, immediately prior to such reorganization, merger or consolidation, of the Common Stock and the Company's voting securities beneficially own, immediately after such transaction, more than 80% of the outstanding common stock and voting securities of the corporation resulting from such transaction (in substantially the same proportions as their ownership, immediately prior thereto, of the Common Stock and the Company's voting securities); or (iv) upon approval by the Company's stockholders of (A) a complete liquidation or dissolution of the Company or
(B) the sale or other disposition of all or substantially all of the assets of the Company, other than to a subsidiary of the Company or (v) upon the taking of certain actions by Transamerica Corporation, which are no longer applicable.

     At the time of his employment by the Company as Senior Vice President and Chief Financial Officer, Edwin G. Pickett entered into a severance arrangement pursuant to which he will receive a payment equal to eighteen months of his then current compensation and automatic vesting of his accounts under the Company's various employee benefit plans in the event of his involuntary termination by the Company. For this purpose, involuntary termination includes resignation due to a significant diminution of authority, position or responsibilities without his consent.

     Prior to the closing of the initial public offering of the Common Stock on April 27, 1993, TIG Reinsurance Company, a subsidiary of the Company ("TIG Re") entered into an employment agreement with William G. Clark, pursuant to which Mr. Clark was employed as the Chairman and Chief Executive Officer of TIG Re. Mr. Clark's employment agreement provided for a term of employment expiring on the first day of the next month following Mr. Clark's 65th birthday. Mr. Clark retired from his duties with TIG Re and from the Company's Board of Directors in February 1998. Pursuant to his employment agreement, for two years following his retirement, Mr. Clark is prohibited from, directly or indirectly, (i) soliciting for employment certain employees of the Company and its subsidiaries and (ii) soliciting or diverting the business of certain customers and insureds of the Company or its subsidiaries.

     Additional information required by this item, including but not limited to, employment arrangements for Ms. Mary Hennessy and Mr. Michael Wacek, is incorporated by reference from the section entitled "Interest of Certain Persons in the Merger" in the definitive proxy statement for its special meeting of stockholders held on March 8, 1999.

                                   PART III

--------------------------------------------------------------------------------

Summary Compensation Table

     The following table sets forth the compensation paid by the Company and its subsidiaries for services in all capacities during each of the last three years, or such shorter employment period as is applicable, to (i) the Company's Chief Executive Officer and (ii) the four most highly compensated executive officers of the Company or its subsidiaries, other than the Chief Executive Officer, for the year ended December 31, 1998 (collectively, the "Named Executive Officers").

                                                                                 Long-term
                                             Annual Compensation            Compensation Awards
                                     ------------------------------------ ------------------------

                                                           Other Annual   Restricted  Securities
         Name and                                          Compensation     Stock     Underlying      All Other
    Principal Position       Year    Salary($) Bonus($)        ($)        Awards($)   Options(#)   Compensation($)

Jon W. Rotenstreich         1998(1)   800,000      0            0         225,014(3)     50,000         93,632(4)
   Chairman of the Board    1997      800,000   350,000         0          305,559      593,021         106,192
   and Chief Executive      1996      800,000   450,000         0          200,025       75,000          65,566
   Officer

Mary R. Hennessy            1998(1)   537,121      0         191,661(2)   225,014(3)    300,000         71,033(4)
   President and Chief      1997      400,000   225,000      380,000             0       10,000          36,692
   Operating Officer        1996       50,378      0            0          300,625      200,000           1,512

Edwin G. Pickett(5)         1998(1)   530,430      0            0          50,029(3)     20,000         62,045(4)
   Former Executive Vice    1997      467,500   200,000         0          101,853      110,823          66,855
   President and Chief      1996      467,500   250,000         0           75,023       40,000          40,121
   Financial Officer

Michael G. Wacek            1998(1)   429,546   170,000         0         2,000,030(3)  200,000         26,542(4)
   President and Chief
   Executive Officer of
   TIG Reinsurance Co.

Orest B. Stelmach           1998(1)   350,000   200,000         0          175,019(3)    20,000         48,507(4)
  Senior Vice President &   1997      275,000   175,000         0          125,010       52,804          40,792
  Chief Investment Officer  1996      259,082   185,000         0          128,588       18,000          27,246


(1) All items on the "1998" line represent amounts paid or granted during the year 1998, except the cash bonus which was earned in 1998 but was paid in 1999.

(2) Represents tax reimbursement payments made to Ms. Hennessy in connection with excise tax liability arising out of her termination of employment with her former employer.

(3) Represents the value on the date of grant of restricted stock awards made in 1998 as follows: Mr. Rotenstreich: 6,742 shares; Ms. Hennessy: 6,742 shares; Mr. Pickett: 1,499 shares; Mr. Wacek: 59,926 shares; and Mr.
     Stelmach: 5,244 shares. At December 31, 1998, the aggregate restricted stock holdings for each of the Named Executive Officers had a value (based on a December 31, 1998 closing market price of the Common Stock of $15.5313) as follows: Mr. Rotenstreich - $361,118; Ms. Hennessy - $260,025; Mr. Pickett - $113,689; Mr. Wacek - $930,729; and Mr. Stelmach - $198,148.

                                    PART III

--------------------------------------------------------------------------------

(4) Includes (i) employer contributions in connection with the diversified savings portion ("DSP") of the Company's Diversified Savings and Profit Sharing Plan (the "Plan"), of $6,433 to Mr. Wacek's account and of $7,200 to each of the other Named Executive Officer(s); (ii) an allocation under the Employee Stock Ownership Plan ("ESOP") of $1,600 for each Named Executive Officer(s); (iii) employer contributions under the profit sharing portion of the Plan of $5,032 for each Named Executive Officer(s); (iv) a credit under the profit sharing portion of the Company's Diversified Savings and Profit Sharing Restoration Plan (the "Restoration Plan") of $33,600 to Mr. Rotenstreich's account; $24,085 to Ms. Hennessy's account; $20,300 to Mr. Pickett's account; $10,782 to Mr. Wacek's account; and $14,600 to Mr. Stelmach's account; (v) a credit under the Company's ESOP Restoration Plan of $8,400 to Mr. Rotenstreich's account; $6,021 to Ms. Hennessy's account; $5,075 to Mr. Pickett's account; $2,695 to Mr. Wacek's account; and $3,650 to Mr. Stelmach's account; and (vi) a credit under the Company's diversified savings plan portion of the Restoration Plan of $37,800 to Mr. Rotenstreich's account; $27,095 to Ms. Hennessy's account; $22,838 to Mr. Pickett's account; and $21,900 to Mr. Stelmach's account. All of the above information is as of December 31, 1998.

(5) Mr. Pickett terminated his duties with the Company and its Subsidiaries effective December 31, 1998. See "Employment and Severance Agreements and Change-In-Control Arrangements".

                                   PART III

--------------------------------------------------------------------------------

Option Grants in Last Fiscal Year

     The following table sets forth information concerning stock option grants made during 1998 to the Named Executive Officers. These grants are also reflected in the Summary Compensation Table.

                                   Individual Grants(1)
                       ---------------------------------------------
                              Securities          Percent of Total     Exercise
                              Underlying         Options Granted to    or Base                            Weighted
                               Options              Employees in        Price                             Average
        Name                Granted(#)(2)           Fiscal Year      ($/share)(3)   Expiration Date    Fair Value(4)
 Jon W. Rotenstreich      New Stock Options
                               50,000                  3.2%            $33.3750     January 21, 2008       $424,000

 Mary R. Hennessy        New Stock Options
                              100,000                  6.3%            $33.3750     January 21, 2008       $848,000
                              200,000                 12.6%            $17.4063      August 17, 2008     $1,696,000

 Edwin G. Pickett      New Stock Options
                                20,000                 1.3%            $33.3750     January 21, 2008       $169,600
                       Ownership Maintenance
                           Stock Options
                                9,706                   .6%            $23.8125     January 11, 2005        $82,307
                                4,453                   .3%            $23.8125     January 17, 2004        $37,761
                                2,693                   .2%            $23.8125    November 29, 2003        $22,837

 Michael G. Wacek        New Stock Options
                               200,000                12.6%            $33.3750    January 21 , 2008     $1,696,000

 Orest B. Stelmach     New Stock Options
                                20,000                12.6%            $33.3750     January 21, 2008       $169,600


(1) The Company did not grant any stock appreciation rights during 1998 or any prior year.

(2) All options granted on January 21, 1998 and August 17, 1998 become exercisable as to 25% of the shares covered thereby on each of the first, second, third and fourth anniversary of the grant and contain a feature pursuant to which Ownership Maintenance Stock Options will be granted to the optionee in the event such optionee pays the exercise price and/or associated required tax withholdings by actual or constructive delivery of shares of Common Stock to the Company. The number of shares of Common Stock represented by the Ownership Maintenance Stock Option will be equal to the number of shares of Common Stock so delivered and the term of the Ownership Maintenance Stock Option will be equal to the remaining term of the option exercised. Ownership Maintenance Stock Options are not exercisable for the first 6 months from the date of grant. The exercise price of each Ownership Maintenance Stock Option will be equal to the fair market value of a share of Common Stock on the date of grant of such option. Vesting of options may be accelerated upon the occurrence of certain events, including retirement, as described in the Company's Long-Term Incentive Plans.

                                    PART III

--------------------------------------------------------------------------------

(3) The exercise price of the options granted is equal to the fair market value of a share of Common Stock on the date of grant.

(4) The weighted average fair value of options granted during 1998 was $8.48. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1998, 1997 and 1996, respectively: dividend yield of 2.95 percent, 1.70 percent and 1.75 percent; expected volatility of .289, .220, and .201; risk free interest rate of 5 percent, 6 percent and 7 percent and expected life of 7 years for all years. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. If the merger of the Company with Fairfax is consummated, all outstanding options will be cancelled.

                                   PART III

--------------------------------------------------------------------------------

Aggregated  Option  Exercises  in Last  Fiscal  Year and Fiscal  Year end Option
Values

     The following table sets forth information concerning all exercises of stock options during 1998 by the Named Executive Officers and the year end value of their unexercised stock options. The Company has not granted any stock appreciation rights.

                            Shares                           Number of Securities             Value of Unexercised
                           Acquired         Value       Underlying Unexercised Options        In-the-Money Options
                              on          Realized          at Fiscal Year End (#)         at Fiscal Year end ($)(1)
                                                                                         -------------------------------
         Name           Exercises (#)        ($)       Exercisable     Unexercisable     Exercisable    Unexercisable
Jon W. Rotenstreich         0                 0         3,545,609         163,475            0               0
Mary R. Hennessy            0                 0           102,500         407,500            0               0
Edwin G. Pickett          18,712           $62,779        371,579               0 (2)        0               0
Michael G. Wacek            0                 0              0            200,000            0               0
Orest B. Stelmach           0                 0            63,118          51,700            0               0


(1) For the purpose of the table above, options are "in-the-money" if, on December 31, 1998, the fair market value of the Common Stock ($15.5313) exceeded the exercise price of such options. The value of such options is calculated by determining the difference between the aggregate market price of the Common Stock covered by the options on December 31, 1998 and the aggregate exercise price of such options.

(2) The vesting of Mr. Pickett's options was accelerated upon his termination on December 31, 1998.

Additional information required by this item is incorporated by reference from the section entitled "Security Ownership of Management and Certain Beneficial Owners" in the definitive proxy statement for the special meeting of stockholders held on March 8, 1999.

--------------------------------------------------------------------------------
ITEM 11.  EXECUTIVE COMPENSATION
--------------------------------------------------------------------------------

Information required by this item is incorporated by reference from the section entitled "Certain Information Regarding the Executive Officers" in Item 10 of this Form 10-K.

--------------------------------------------------------------------------------
ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
--------------------------------------------------------------------------------

Information required by this item is incorporated by reference from the sections entitled "Security Ownership of Management and Certain Beneficial Owners" in the definitive proxy statement for its special meeting of stockholders held on March 8, 1999.

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

                                     PART IV

--------------------------------------------------------------------------------
ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
FORM 8-K
--------------------------------------------------------------------------------

                                                                           Page
(a) (1) Financial Statements

Consolidated Balance Sheets at December 31, 1998 and 1997....................58

Consolidated Statements of Income for
each of the three years in the period ended December 31, 1998 ...............59

Consolidated Statements of Comprehensive Income for each of the three years in the period ended December 31, 1998..................................60

Consolidated Statements of Changes in Shareholders' Equity for each of the three years in the period ended December 31, 1998 ....................61

Consolidated Statements of Cash Flows for
each of the three years in the period ended December 31, 1998 ...............62

Notes to Consolidated Financial Statements.................................. 63

(a)(2) Financial Statement Schedules

Schedule II. Condensed Financial Information of
Registrant - TIG Holdings, Inc. (Parent Company Only).......................113
Schedule III. Supplementary Insurance Information ..........................118
Schedule IV. Reinsurance ...................................................120
Schedule V. Valuation Accounts .............................................121


All other schedules specified by Article 7 of Regulation S-X are not required pursuant to the related instructions or are inapplicable and, therefore, have been omitted.

(a)(3) Exhibits.............................................................122

Exhibit 12. Computation of Ratio of
Consolidated Earnings to Fixed Charges and Preferred Stock Dividends,
unaudited.................................................................. 128

A copy of exhibits not included with this Form 10-K may be obtained upon request and payment of the cost of reproduction to the Secretary at the Company's principal executive office, 65 East 55th Street, 28th Floor, New York, New York 10022.

                                    PART IV

--------------------------------------------------------------------------------

(b) Reports on Form 8-K

During the last quarter of the fiscal year ended December 31, 1998, the Company filed (i) a Current Report on Form 8-K dated December 3, 1998 reporting information under Item 5 with respect to the Company entering into an Agreement and Plan of Merger dated as of December 3, 1998 among Fairfax Financial Holdings Limited ("Fairfax"), FFHL, Inc. and the Company which provides for the merger of FFHL, Inc., a wholly owned subsidiary of Fairfax, with and into the Company, and
(ii) a Current Report on Form 8-K dated December 3, 1998 reporting information under Item 5 with respect to the to the issuance of a Press Release of the Company dated December 3, 1998 announcing that the Company had entered into an Agreement and Plan of Merger dated as of December 3, 1998 among Fairfax
Financial Holdings Limited ("Fairfax"), FFHL, Inc. and the Company which provides for the merger of FFHL, Inc., a wholly owned subsidiary of Fairfax, with and into the Company.

During the first quarter of the fiscal year ended December 31, 1999, the Company filed (i) a Current Report on Form 8-K dated March 8, 1999 reporting information under Item 7 with respect to the issuance of a Press Release of the Company dated March 8, 1999 announcing that the shareholders of the Company approved the Agreement and Plan of Merger dated as of December 3, 1998 among Fairfax
Financial Holdings Limited ("Fairfax"), FFHL, Inc. and the Company which provides for the merger of FFHL, Inc., a wholly owned subsidiary of Fairfax, with and into the Company, and (ii) a Current Report on Form 8-K dated March 8, 1999 reporting information under Item 7 with respect to the release of certain financial information of the Company.

                                     PART IV

--------------------------------------------------------------------------------

                         TIG HOLDINGS, INC.                       SCHEDULE II
                            CONDENSED BALANCE SHEETS
                              (Parent Company Only)


                                                                                                  December 31,
                                                                                       -----------------------------------
        (In millions)                                                                        1998              1997
        ------------------------------------------------------------------------------ ----------------- -----------------
        Assets
             Investments:
                       Fixed maturity investments, at market (cost: $50 in
                            1998 and $15 in 1997)                                             $50               $16
                       Short-term and other investments, (cost: $25 in 1998 and 1997)          25                23
        ------------------------------------------------------------------------------ ----------------- -----------------
                                 Total investments                                             75                39
        ------------------------------------------------------------------------------ ----------------- -----------------
               Investment in subsidiaries                                                   1,259             1,392
               Accrued investment income                                                        -                 1
               Income taxes                                                                    96                80
               Other assets                                                                    20                13
        ------------------------------------------------------------------------------ ----------------- -----------------

                       Total assets                                                        $1,450            $1,525
        ------------------------------------------------------------------------------ ----------------- -----------------

        Liabilities and Shareholders' Equity
               Notes payable                                                                  $99               $98
               Junior Subordinated debentures                                                 129               129
               Contribution payable to subsidiary                                               -                70
               Accounts payable and other liabilities                                          70                40
        ------------------------------------------------------------------------------ ----------------- -----------------
                       Total liabilities                                                      298               337
        ------------------------------------------------------------------------------ ----------------- -----------------

        Mandatory redeemable preferred stock                                                   25                25

        Shareholders' Equity
               Common stock - par value $0.01 per share (authorized:
                       180,000,000; shares issued and outstanding: 67,574,664 shares
                       in 1998 and 66,955,288 shares in 1997)                                1,274             1,257
               Retained earnings                                                               229               253
               Accumulated other comprehensive income:
                      Net unrealized investment gain, net of taxes                              (4)               (4)
                      Net unrealized gain or investment in subsidiaries                         89               100
        ------------------------------------------------------------------------------ ----------------- -----------------
                                                                                             1,588             1,606
                     Treasury stock (16,258,097 shares in 1998 and 15,597,021
                          shares in 1997)                                                     (461)             (443)
        ------------------------------------------------------------------------------ ----------------- -----------------
                       Total shareholders' equity                                            1,127             1,163
        ------------------------------------------------------------------------------ ----------------- -----------------

                       Total liabilities and shareholders' equity                           $1,450            $1,525
        ------------------------------------------------------------------------------ ----------------- -----------------

These financial statements should be read in conjunction with the Consolidated financial Statements and the accompanying notes thereto.

                                                               PART IV

--------------------------------------------------------------------------------

                         TIG HOLDINGS, INC.                         SCHEDULE II
                         CONDENSED STATEMENTS OF INCOME
                              (Parent Company Only)


                                                                                   Years Ended December 31,
                                                                           -----------------------------------------
        (In millions)                                                          1998          1997          1996
        ------------------------------------------------------------------ ------------- ------------- -------------
        Revenues
               Net investment income                                            $3            $6             $7
               Net investment and other loss                                    (9)          (12)             -
        ------------------------------------------------------------------ ------------- ------------- -------------
                       Total revenues                                           (6)          (6)              7
        ------------------------------------------------------------------ ------------- ------------- -------------
        Expenses
               Selling and administration expenses                              86            48             37
               Interest expense                                                 21            18              8
               Restructuring charges                                             -            -             100
        ------------------------------------------------------------------ ------------- ------------- -------------
                       Total expenses                                          107            66            145
        ------------------------------------------------------------------ ------------- ------------- -------------
        Loss before income tax benefit                                        (113)          (72)          (138)
        Income tax benefit                                                      46            24             76
        ------------------------------------------------------------------ ------------- ------------- -------------
                       Loss before equity in earnings of subsidiaries          (67)          (48)           (62)
        Equity in earnings of subsidiaries                                      75           100            141
        ------------------------------------------------------------------ ------------- ------------- -------------
               Net income                                                       $8           $52            $79
        ------------------------------------------------------------------ ------------- ------------- -------------

These financial statements should be read in conjunction with the Consolidated Financial Statements and the accompanying notes thereto.

                                     PART IV

--------------------------------------------------------------------------------

                         TIG HOLDINGS, INC.                         SCHEDULE II
                  CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
                              (Parent Company Only)

                                                                                             Year Ended December 31,
(In millions)                                                                             1998        1997        1996
-------------------------------------------------------------------------------------- ----------- ----------- ------------
Net income                                                                                  $8         $52          $79

Other comprehensive income (loss):
          Unrealized gains (losses) on securities, net of reclassification adjustment        1          (1)           -
          Unrealized gains (losses) on investment in subsidiaries                          (11)         46          (58)
-------------------------------------------------------------------------------------- ----------- ----------- ------------
Other comprehensive income (loss), before income taxes                                     (10)         45          (58)

Provision for income taxes related to other comprehensive income (loss) items               (1)          -            -
-------------------------------------------------------------------------------------- ----------- ----------- ------------

Other comprehensive income (loss)                                                          (11)         45          (58)
-------------------------------------------------------------------------------------- ----------- ----------- ------------

Comprehensive income (loss)                                                                ($3)        $97          $21
-------------------------------------------------------------------------------------- ----------- ----------- ------------



Other comprehensive income (loss):
     Holding gain (loss) during year                                                        $ -
     Reclassification adjustment                                                              1
-------------------------------------------------------------------------------------- -----------
Other comprehensive income                                                                   $1
-------------------------------------------------------------------------------------- -----------

These financial statements should be read in conjunction with the Consolidated financial statements and the accompanying notes thereto.

                                     PART V

--------------------------------------------------------------------------------

                         TIG HOLDINGS, INC.                         SCHEDULE II
             CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                              (Parent Company Only)


                                                                                  Years Ended December 31,
                                                                          -----------------------------------------
   (In millions)                                                              1998          1997          1996
  ----------------------------------------------------------------------- ------------- ------------- -------------
   Common Stock
          Balance at beginning of year                                       $1,257        $1,198        $1,186
                  Common stock issued                                            10            42             9
                   Income tax benefit from stock options exercised                -            13             -
                  Conversion of Class A common stock                              -             -             1
                  Amortization of unearned compensation                           7             4             2
  ----------------------------------------------------------------------- ------------- ------------- -------------
          Balance at end of year                                              1,274         1,257         1,198
  ----------------------------------------------------------------------- ------------- ------------- -------------
   Class A common stock
          Balance at beginning of year                                            -             -             1
                  Conversion of Class A common stock                              -             -            (1)
  ----------------------------------------------------------------------- ------------- ------------- -------------
          Balance at end of year                                                  -             -             -
  ----------------------------------------------------------------------- ------------- ------------- -------------
   Retained earnings
          Balance at beginning of year                                          253           234           168
                  Net income                                                      8            52            79
                  Common stock dividends                                        (30)          (31)          (11)
                  Preferred stock dividends                                      (2)           (2)           (2)
  ----------------------------------------------------------------------- ------------- ------------- -------------
          Balance at end of year                                                229           253           234
  ----------------------------------------------------------------------- ------------- ------------- -------------
   Accumulated other comprehensive income
          Balance at beginning of year                                           96            51           109
                  Change in unrealized gain (loss) on fixed maturity
                       investments                                              (11)           46           (58)
                   Change in unrealized gains (loss) on investment in
                       subsidiaries                                             (11)           46           (58)
  ----------------------------------------------------------------------- ------------- ------------- -------------
          Balance at end of year                                                 85            96            51
  ----------------------------------------------------------------------- ------------- ------------- -------------
   Treasury stock
          Balance at beginning of year                                         (443)         (276)          (88)
                  Treasury stock purchased                                      (18)         (167)         (188)
  ----------------------------------------------------------------------- ------------- ------------- -------------
          Balance at end of year                                               (461)         (443)         (276)
  ----------------------------------------------------------------------- ------------- ------------- -------------
   Total shareholders' equity at end of year                                 $1,127        $1,163        $1,207
  ----------------------------------------------------------------------- ------------- ------------- -------------

These financial statements should be read in conjunction with the consolidated financial statements and the accompanying notes thereto.

                                     PART IV

--------------------------------------------------------------------------------

                         TIG HOLDINGS, INC.                         SCHEDULE II
                        CONDENSED STATEMENTS OF CASH FLOW
                              (Parent Company Only)



                                                                                      Years Ended December 31,
                                                                              -----------------------------------------
      (In millions)                                                               1998          1997          1996
      ----------------------------------------------------------------------- ------------- ------------- -------------
      Operating Activities
             Net income                                                             $8           $52           $79
             Adjustments to reconcile net income to net
                   cash provided by operating activities:
                   Changes in:
                            Income taxes                                           (16)          (48)          (58)
                           Accrued investment income                                 -            (1)            1
                           Equity in earnings of subsidiaries                      (75)         (100)         (141)
                           Dividends received from subsidiaries                    199           145           130
                           Other                                                    43           (23)           54
      ----------------------------------------------------------------------- ------------- ------------- -------------
                                   Net cash provided by operating activities       159            25            65
      ----------------------------------------------------------------------- ------------- ------------- -------------
      Investing Activities
              Purchases of fixed maturity investments                             (109)         (123)          (67)
              Sales of fixed maturity investments                                   74            96           187
              Maturities and calls of fixed maturities investments                   1            11             5
              Purchases of common stock investments                                (39)           (3)           (2)
              Sales of common stock investments                                     29            11             -
              Net change in short-term investments                                   2             8             4
              Capital contributions to subsidiaries                                (70)            -             -
              Other                                                                 (7)           (5)            2
      ----------------------------------------------------------------------- ------------- ------------- -------------
                           Net cash provided by (used in) investing               (119)           (5)          129
                               activities
      ----------------------------------------------------------------------- ------------- ------------- -------------
      Financing Activities
              Junior Subordinated debentures issued                                  -           125             -
              Net proceeds from issuance of common stock                            10            42             8
              Income tax benefit from stock options exercised                        -            13             -
              Acquisition of treasury stock                                        (17)         (167)         (188)
              Common stock dividends                                               (31)          (31)          (12)
              Preferred stock dividends                                             (2)           (2)           (2)
      ----------------------------------------------------------------------- ------------- ------------- -------------
                           Net cash used in financing activities                   (40)          (20)         (194)
      ----------------------------------------------------------------------- ------------- ------------- -------------
              Increase (decrease) in cash                                            -             -             -
              Cash at beginning of period                                            -             -             -
      ----------------------------------------------------------------------- ------------- ------------- -------------
              Cash at end of period                                                 $-            $-           $ -
      ----------------------------------------------------------------------- ------------- ------------- -------------

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

                                     PART IV

--------------------------------------------------------------------------------

                         TIG HOLDINGS, INC.                        SCHEDULE III
                       SUPPLEMENTARY INSURANCE INFORMATION







                                             Future Policy
                                               Benefits,                  Other Policy                                 Benefits,
(In millions)                    Deferred       Losses,                      Claims                                     Claims,
                                  Policy      Claims and                       and                         Net         Losses and
                                Acquisition      Loss        Unearned       Benefits       Premium      Investment     Settlement
(In millions)                     Costs        Expenses (1)  Premium (1)     Payable       Revenue      Income (2)      Expenses
------------------------------ ------------- -------------- ------------- -------------- ------------- ------------- -------------
Year Ended December 31, 1998
Primary:
     Commercial Specialty           $82            $ -           $ -          $ -            $702           $ -          $499
     Custom Markets                   7              -             -                          276             -           239
     Other Lines                      -              -             -            -             (22)            -          (28)
------------------------------ ------------- -------------- ------------- -------------- ------------- ------------- -------------
------------------------------ ------------- -------------- ------------- -------------- ------------- ------------- -------------
             Total Primary           89          2,595           544            -             956           110           710
Reinsurance                          48           1505           175            -             491           122           331
Parent                                -              -             -            -               -             3             -
------------------------------ ------------- -------------- ------------- -------------- ------------- ------------- -------------
     Total                          137          4,100           719            -           1,447           235         1,041
------------------------------ ------------- -------------- ------------- -------------- ------------- ------------- -------------

Year Ended December 31, 1997
Primary:
     Commercial Specialty            72              -             -            -             500             -           322
     Custom Markets                  16              -             -            -             158             -           108
     Other Lines                      1              -             -            -             292             -           215
------------------------------ ------------- -------------- ------------- -------------- ------------- ------------- -------------
             Total Primary           89          2,351           512            -             950           156           645
Reinsurance                          66          1,584           226            -             516           128           506
Parent                                -              -             -            -               -             6             -
------------------------------ ------------- -------------- ------------- -------------- ------------- ------------- -------------
     Total                          155          3.935           738            -           1,466           290         1,151
------------------------------ ------------- -------------- ------------- -------------- ------------- ------------- -------------
Year Ended December 31, 1996
Primary:
     Commercial Specialty            45              -             -            -             416             -           289
     Custom Markets                   3              -             -            -              95             -            55
     Other Lines                     32              -             -            -             494             -           408
------------------------------ ------------- -------------- ------------- -------------- ------------- ------------- -------------
             Total Primary           80          2,418           470            -           1,005           163           752
Reinsurance                          64          1,342           226            -             534           120           386
Parent                                -              -             -            -               -             7             -
------------------------------ ------------- -------------- ------------- -------------- ------------- ------------- -------------
     Total                         $144         $3,760          $696           $-          $1,539          $290        $1,138
------------------------------ ------------- -------------- ------------- -------------- ------------- ------------- -------------

(1) Ceded unearned premium, loss and LAE reserves are not identifiable on a segment basis. Thus, net unearned premium reserves, loss reserves and LAE reserves cannot be separately stated.

(2) Investable asset information is not maintained on a segment basis. Net investment income is based upon each unit's (Primary, Reinsurance and Parent) investable assets.

(3) Other operating expense are allocated primarily on the specific identification basis. Where indirect expenses cannot be directly related to a segment, these expenses are reallocated on a rational basis depending on the nature of the expense (e.g., premium written, head count, etc.).

                                     PART IV

--------------------------------------------------------------------------------

                               TIG HOLDINGS, INC.           SCHEDULE III-cont'd
                       SUPPLEMENTARY INSURANCE INFORMATION



                               Amortization
                                of Deferred
                                  Policy         Other
                               Acquisition     Operating    Net Premium
(In millions)                     Costs        Expenses(3)    Written
------------------------------ ------------- -------------- -------------

Year Ended December 31, 1998
Primary:
     Commercial Specialty           $193           $32          $747
     Custom Markets                   80            20           280
     Other Lines                       1          (14)          (27)
------------------------------ ------------- -------------- -------------
------------------------------ ------------- -------------- -------------
             Total Primary           274            38         1,000
Reinsurance                          151            39           418
Parent                                 -            81             -
------------------------------ ------------- -------------- -------------
     Total                           425           158         1,418
------------------------------ ------------- -------------- -------------

Year Ended December 31, 1997
Primary:
     Commercial Specialty           132            30           592
     Custom Markets                  33            29           185
     Other Lines                     87           (18)          144
------------------------------ ------------- -------------- -------------
             Total Primary          252            41           921
Reinsurance                         139            34           515
Parent                                -            44             -
------------------------------ ------------- -------------- -------------
     Total                          391           119         1,436
------------------------------ ------------- -------------- -------------
Year Ended December 31, 1996
Primary:
     Commercial Specialty           101            29           441
     Custom Markets                  23            11            99
     Other Lines                     81            55           441
------------------------------ ------------- -------------- -------------
             Total Primary          205            95           981
Reinsurance                         142            20           548
Parent                                -            37             -
------------------------------ ------------- -------------- -------------
     Total                         $347          $152        $1,529
------------------------------ ------------- -------------- -------------

(1) Ceded unearned premium, loss and LAE reserves are not identifiable on a segment basis. Thus, net unearned premium reserves, loss reserves and LAE reserves cannot be separately stated.

(2) Investable asset information is not maintained on a segment basis. Net investment income is based upon each unit's (Primary, Reinsurance and Parent) investable assets.

(3) Other operating expense are allocated primarily on the specific identification basis. Where indirect expenses cannot be directly related to a segment, these expenses are reallocated on a rational basis depending on the nature of the expense (e.g., premium written, head count, etc.).

                                     PART IV

--------------------------------------------------------------------------------

                                TIG HOLDINGS, INC.                  SCHEDULE IV
                                   REINSURANCE




                                                                              Other
                                                                           Companies and                Percentage
                                                              Ceded to      Involuntary                 of Amount
                                                 Gross         Other           Pools      Net Amount    Assumed to
(In millions)                                    Amount      Companies                                     Net
--------------------------------------------- ------------- ------------- -------------- ------------- -------------

Year Ended December 31, 1998
       Property and Casualty premium             $1,323         $716           $840        $1,447        58.05%
--------------------------------------------- ------------- ------------- -------------- ------------- -------------

Year Ended December 31, 1997
       Property and Casualty premium             $1,232          $433           $667        $1,466        45.50%
--------------------------------------------- ------------- ------------- -------------- ------------- -------------

Year Ended December 31, 1996
       Property and Casualty premium             $1,307          $400           $632        $1,539        41.07%
--------------------------------------------- ------------- ------------- -------------- ------------- -------------

                                     PART IV

--------------------------------------------------------------------------------

                          TIG HOLDINGS, INC. SCHEDULE V
                               VALUATION ACCOUNTS



                                                                     Additions
                                                           ------------------------------
                                             Balance at     Charged to      Charged to                        Balance at
                                            Beginning of     Costs and    Other Accounts                    End of Period
(In millions)                                  Period        Expenses                      Deductions (1)
------------------------------------------ --------------- -------------- --------------- ----------------- ---------------
Year Ended December 31, 1998
      Allowance for doubtful accounts -
         premium receivable                      $5              $8           $ -               $ -               $13
      Allowance for doubtful accounts -
         reinsurance recoverable on paid
             losses                               6              10             -                (3)               13
      Allowance for doubtful accounts -
         reinsurance recoverable on
             unpaid losses                        3              20             -                (3)               20
------------------------------------------ --------------- -------------- --------------- ----------------- ---------------
                     Total                      $14             $38           $ -               ($6)              $46
------------------------------------------ --------------- -------------- --------------- ----------------- ---------------

Year Ended December 31, 1997
      Allowance for doubtful accounts -
         premium receivable                      $4              $1           $ -                $-                $5
      Allowance for doubtful accounts -
         reinsurance recoverable on paid
             losses                               6               -             -                 -                 6
      Allowance for doubtful accounts -
         reinsurance recoverable on
             unpaid losses                        3               -             -                 -                 3
------------------------------------------ --------------- -------------- --------------- ----------------- ---------------
                     Total                      $13              $1           $ -               $ -               $14
------------------------------------------ --------------- -------------- --------------- ----------------- ---------------

(1)  Deductions   represent   the   write-off  of  specific   amounts  due  from
     policyholders or reinsurers.

                                    PART IV

--------------------------------------------------------------------------------

Exhibit 2.1: Agreement and Plan of Merger dated as of December 3, 1998, between TIG Holdings, and Fairfax Financial Holdings Limited (incorporated by reference from Appendix A in the definitive proxy statement for the special Meeting of Stockholders on March 8, 1999).

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

Exhibit 4.3: Junior Subordinated Indenture, dated January 30, 1997, between TIG Holdings and The Chase Manhattan Bank, as Trustee (incorporated by reference to
Exhibit 4.3 to TIG Holding' Quarterly Report on Form 10-Q for the quarter ended March 31, 1997).

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

                                    PART IV

--------------------------------------------------------------------------------

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

Exhibit 10.28: TIG Holdings, Inc. Annual Incentive Compensation Plan for Certain Executives (incorporated by reference to Exhibit 10.4 to TIG Holdings Quarterly Report on Form 10-Q for the quarter ended June 30, 1996).

Exhibit 10.29: TIG Holdings Inc. 1993 Long-term Incentive Plan Stock Option Agreement (incorporated by reference to Exhibit 10.4 to TIG Holdings' Quarterly Report on Form 10-Q for the quarter ended June 30, 1996).

Exhibit 10.30: TIG Holdings, Inc. 1993 Long-term Incentive Plan Restricted Share Award Agreement (incorporated by reference to Exhibit 10.5 to TIG Holdings' Quarterly Report on Form 10-Q for the quarter ended June 30, 1996).

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

Exhibit 10.38: Separation Agreement (in replacement of employment agreement) dated May 1, 1997, between TIG Holdings Inc., and Don D. Hutson (incorporated by reference to Exhibit 10.1 to TIG Holdings' Quarterly Report on Form 10-Q for the quarter ended June 30, 1997).

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

Exhibit 10.43: TIG Holdings, Inc. 1996 Long-Term Incentive Plan Share Award Agreement.

Exhibit 10.44: TIG Holdings, Inc. 1996 Long-Term Incentive Plan Executive Stock Option Agreement.

Exhibit 10.45: Agreement dated as of January 16, 1998, by an among TIG Reinsurance Company, TIG Holdings and Michael G. Wacek.

Exhibit 10.46: Transition Services Agreement dated June 11, 1998 between TIG Holdings, Inc. and Edwin G. Pickett (incorporated by reference to Exhibit 10.1 to TIG Holdings' Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).

Exhibit 10.47: Employment Agreement dated August 18, 1998 between TIG Holdings, Inc. and Mary R. Hennessy (incorporated by reference to Exhibit 10.2 to TIG Holdings' Quarterly Report on Form 10-Q for the quarter ended September 30,
1998).

Exhibit 12: Statement re: Computation of Ratio of Consolidated Earnings to Fixed Charges and Preferred Stock Dividends.

Exhibit 21: Subsidiaries of TIG Holdings.

Exhibit 23.1: Consent of Ernst & Young LLP

Exhibit 24.1: Powers of Attorney.

-------------------------------------------------------------------------------












                                   EXHIBIT 12

                                     PART IV

--------------------------------------------------------------------------------

                          TIG HOLDINGS, INC.                         EXHIBIT 12
                  COMPUTATION OF RATIO OR CONSOLIDATED EARNINGS
                 TO FIXED CHARGES AND PREFERRED STOCK DIVIDENDS
                                   (unaudited)


                                                                              Years Ended December 31,
                                                           --------------------------------------------------------------
(In millions)                                                      1998                 1997                 1996
---------------------------------------------------------- -------------------- -------------------- --------------------
Earnings:
     Pre-tax income (loss) from continuing operations              ($1)                  $62                  $75
     Fixed charges, excluding preferred
          stock dividends                                           29                    25                   16
---------------------------------------------------------- -------------------- -------------------- --------------------
                Earnings                                           $28                   $87                  $91
---------------------------------------------------------- -------------------- -------------------- --------------------

Fixed charges:
     Interest expense                                              $23                   $20                   $9
     Interest portion of operating leases,
          net of subleasing income                                   6                     5                    7
     Preferred stock dividends requirements                          2                     2                    2
---------------------------------------------------------- -------------------- -------------------- --------------------
               Fixed Charges                                       $31                   $27                  $18
---------------------------------------------------------- -------------------- -------------------- --------------------

Ratio of earnings to fixed charges                                 0.9                   3.2                  5.1
---------------------------------------------------------- -------------------- -------------------- --------------------

                                   EXHIBIT 21

                              TIG Holdings, Inc.
                              List of Subsidiaries


                                                                     State of
                                                                  Incorporation

TIG Holdings, Inc.                                                  Delaware
       TIG Insurance Group                                          California
           Rusco Services, Inc.                                     California
           TIG Holdings 3, Inc.                                     Delaware
                  PwC Financial Solutions, LLC                      Delaware
           TIG Insurance Company                                    California
                  TIG Holdings 4, Inc.                              Delaware
                  TIG Premier Insurance Company                     California
                  Countrywide Corporation                           Texas
                         Industrial County Mutual                   Texas
                  TIG Lloyds Insurance Company                      Texas
                  TIG Indemnity Company                             California
                  TIG Insurance  Company of Texas                   Texas
                  TIG Reinsurance Company                           Connecticut
                         Investment Subsidiary Two Corporation      Delaware
                         Investment Subsidiary Three Corporation    Delaware
                         Investment Subsidiary Four Corporation     Delaware
                         TIG Re UK Holdings Company                 Delaware
                  Fairmont Insurance Company                        California
                  TIG American Specialty Insurance Company          Texas
                  TIG Insurance Company of Colorado                 Colorado
                  TIG Insurance Corporation of America              Michigan
                  TIG Insurance Company of Michigan                 Michigan
                  TIG Insurance Company of New York                 New York
                  Investment Subsidiary One Corporation             Delaware
                  TIG Specialty Insurance Company                   California

--------------------------------------------------------------------------------











                                  EXHIBIT 23.1

                       CONSENT OF INDEPENDENT AUDITORS


We consent to the incorporation by reference in the Registration Statement (Form S-8 No. 33-61564) pertaining to the TIG Holdings, Inc. 1993 Long-Term Incentive Plan, in the Registration Statement (Form S-8 No. 33-61970) pertaining to the TIG Holdings, Inc. Diversified Savings Plan, in the Registration Statement (Form S-8 No. 33-63148) pertaining to the TIG Holdings, Inc. 1993 Non-Employee Directors Restricted Share Program, in the Registration Statement Form S-8 No. 33-66650) pertaining to the Common Stock Restricted Share Agreement, in the Registration Statement (Form S-3 No. 33-90594) of TIG Holdings, Inc. and related Prospectus pertaining to the registration of $100,000,000 of 8 1/8% Notes due 2005, in the Registration Statement (Form S-8 No. 333-18281) pertaining to the TIG Holdings, Inc. Diversified Savings Restoration Plan in the Post Effective Amendment No. 1 to the Registration Statement (Form S-8 No. 33-61564) pertaining to the TIG Holdings, Inc. 1993 Long-Term Incentive Plan, the TIG Holdings, Inc. 1996 Long-Term Incentive Plan, the TIG Holdings, Inc., 1996 Non-Employee Directors Compensation Program and the TIg Holdings, Inc. September 1996 Consultant Stock Option Agreement, in the Registrtion Statement (form S-8 No. 333-15735) pertaining to the TIG Holdings, Inc. 1996 Long-Term Incentive Plan, the TIG Holdings, Inc. September 1996 consultanct Stock Option Agreement and the Registration Statement (Form F-9 No. 333-10122) of Fairfax Financial Holdings, Limited and related Prospectus pertaining to the registration of $275,000,000 of 7.375% Notes due March 15, 2006, of our report dated February 3, 1999 with respect to the consolidated financial statements and schedules of TIG Holdings, Inc. and subsidiaries included in the Annual Report (Form 10-K) for the year ended December 31, 1998.

                                             /s/Ernst & Young LLP


Dallas, Texas
March 30, 1999

                                  EXHIBIT 24.1

                                Power of Attorney
                           From the Board of Directors

                               POWER OF ATTORNEY

     KNOW ALL MEN BY THEIR PRESENCE, that each person whose signature appears below constitutes and appoints Jon W. Rotenstreich, John D. Swanson and William Henry Huff, III (each of them with full power of substitution and with full power to act without the other) his or her true and lawful attorneys-in-fact and agent for the undersigned in such person's name, place and stead, in all and all capacities, to sign an Annual Report for 1998 on Form 10-K and any and all subsequent amendments thereto and to file them so signed, with all exhibits thereto, and any and all other documents in connection therewith, with the Securities and Exchange Commission, hereby granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform any and all acts and things requisite and necessary to be done in and about the premises, as fully to all intends and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, of their substitutes, may lawfully do or cause to be done by virtue hereof.

Dated: March 30, 1999


By:    /s/JON W. ROTENSTREICH*                  By:    /s/MARY R. HENNESSY*
Name:  Jon W Rotenstreich                       Name:  Mary R. Hennessy
Title: Director, Chairman of the Board          Title: President,
       and Chief Executive Officer                     Chief Operating Officer
       (Principal Executive Officer)                   and Director


By:    /s/JOHN D. SWANSON*                      By:    /s/PATRICIA S. PICKARD*
Name:  John D. Swanson                          Name:  Patricia S. Pickard
Title: Senior Vice President a                  Title: Senior Vice President
       Chief Financial Officer                         and Controller of
       (Principal Financial Officer)                   TIG Insurance Company
                                                       (Principal Accounting
                                                        Officer)

By:    /s/GEORGE B. BIETZEL*                    By: /s/JOEL S. EHRENKRANZ*
Name:  George B Bietzel                         Name: Joel S. Ehrenkranz
Title: Director                                 Title:   Director


By:    /s/GEORGE D. GOULD                       By:    /s/THE RT. HON.LORD MOORE
Name:  George D. Gould                          Name:  The Rt. Hon. Lord Moore
Title: Director                                 Title: Director


By:    /s/WILLIAM W. PRIEST, JR.                By:    /s/ANN W. RICHARDS
Name:  William W. Priest, Jr.                   Name:  Ann W. Richards
Title: Director                                 Title: Director


By:    /s/HAROLD TANNER
Name:  Harold Tanner
Title: Director

                                   SIGNATURES

--------------------------------------------------------------------------------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    TIG HOLDINGS, INC.



                                    By:    /s/PATRICIA S. PICKARD
                                    Name:  Patricia S. Pickard
                                    Title: Senior Vice President
                                           and Controller of
                                           TIG Insurance Company
                                           (Principal Accounting Officer)

Date: March 30, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By: /s/JON W. ROTENSTREICH*                By:  /s/GEORGE B. BEITZEL*
    Jon W. Rotenstreich                         George B. Beitzel
    Chairman of the Board and                   Director
    Chief Executive Officer and Director
    (Principal Executive Officer)          By:  /s/JOEL S. EHRENKRANZ*
                                                Joel S. Ehrenkranz
                                                Director
By: /s/MARY R. HENNESSY*
    President, Chief Operating Officer     By:  /s/THE RT. HON. LORD MOORE*
    and Director                                The Rt. Hon. Lord Moore
                                                Director

By: /s/JOHN D. SWANSON*                    By:  /s/WILLIAM W. PRIEST, JR.*
    Senior Vice President and                   William W. Priest, Jr.
    Chief Financial Officer                     Director
    (Principal Financial Officer)
                                           By:  /s/ANN W. RICHARDS*
                                                Ann W. Richards
                                                Director

                                           By:  /s/HAROLD TANNER*
                                                Harold Tanner
                                                Director





Date:  March 30, 1999

By:  /s/WILIAM H. HUFF, III
     William H. Huff, III
     Attorney-in-Fact